Form 10-K
period 2021-12-31
LIFETIME BRANDS, INC
filed 2022-03-09
CIK 874396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-K
______________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of 13,219,738 shares of the voting common equity held by non-affiliates of the registrant as of June 30, 2021, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $197,899,478. Directors, executive officers, and trusts controlled by said individuals are considered affiliates for the purpose of this calculation and may not necessarily be considered affiliates for any other purpose.
The number of shares of common stock, par value $0.01 per share, outstanding as of February 28, 2022, was 22,018,016.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the registrant’s definitive proxy statement for the 2022 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 are incorporated by reference in Part III of this Annual Report.

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
Macroeconomic risks
•The Company’s business may be materially adversely affected by market conditions and by global and economic conditions and other factors beyond its control.
•The Company must successfully manage the demand, supply, and operational challenges associated with the actual or perceived effects of the ongoing COVID-19 pandemic and any other future widespread outbreak of illness or other health issue. Any failure to do so could have a material adverse impact on the Company’s business, financial condition, results of operations, cash flows, and competitive position.
•The Company’s results of operations could be negatively impacted by inflation or deflation in supply chain costs, including raw materials, sourcing, transportation and energy, and other price fluctuations caused by factors beyond its control.
•The Company’s U.K. operations and sales may be materially adversely affected by the exit of the U.K. from the European Union.
•The Company’s business may be materially adversely affected by the imposition of tariffs and other trade policies implemented by the U.S. and other governments.
•Legislative or regulatory initiatives related to climate change could have a material adverse effect on our business.
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
Supply chain risks
•International suppliers subject the Company to regional regulatory, man-made or natural disasters, health epidemics, political or military conflicts, economic and foreign currency exchange risk that could materially and adversely affect the Company’s operating results.
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
The Company has a presence in international markets through subsidiaries and affiliate companies that are based outside of the United States. Lifetime Brands Europe Limited is a wholly-owned subsidiary doing business as Kitchen Craft. Kitchen Craft is a leading supplier of kitchenware and tableware products and accessories in the United Kingdom (“U.K.”) and in over 80 other countries. In 2020, the Company completed its consolidation efforts of Lifetime Brands Europe Limited to create operational efficiencies. As a result, Lifetime Brands Europe Limited’s brand development and design teams, administrative teams, and distribution operate out of one state of the art facility in Aston, England.
The Company also has a subsidiary in the People’s Republic of China (“China”) to supply kitchenware and tableware products to the Chinese market and a subsidiary based in Hong Kong to facilitate the sale of its products to other parts of Asia and smaller markets elsewhere in the world. The Company has a presence in Mexico and other parts of Latin America (excluding Brazil) through its 24.7% equity interest in Grupo Vasconia, S.A.B. (“Vasconia”), a housewares company and aluminum manufacturer based in Mexico, and a strategic alliance with a Canadian company to distribute many of the Company’s products in Canada.
The Company is a Delaware corporation, incorporated on December 22, 1983.
The Company’s top brands and their respective product categories as of December 31, 2021 are:

Brand	Licensed/Owned	Product Category
Farberware®	Licensed (1)	Kitchenware
Mikasa®	Owned	Tableware and Home Solutions
KitchenAid®	Licensed	Kitchenware
Taylor®	Owned	Kitchenware and Home Solutions
BUILT NY®	Owned	Home Solutions
KitchenCraft®	Owned	Kitchenware
Kamenstein®	Owned	Kitchenware
Pfaltzgraff®	Owned	Kitchenware, Tableware and Home Solutions
Rabbit®	Owned	Kitchenware
MasterClass®	Owned	Kitchenware
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
During the years ended December 31, 2021, 2020 and 2019, Wal-Mart Stores, Inc., including Sam’s Club and, in the U.K., Asda Superstore, (“Walmart”), accounted for 18%, 20% and 16% of consolidated net sales, respectively. During the years ended December 31, 2021, 2020, and 2019, sales to Costco Wholesale Corporation (“Costco”) accounted for 12%, 11%, and 11% of consolidated net sales. During the year ended December 31, 2021 and 2020, Amazon.com Inc., (“Amazon”), accounted for 12% and 10% of consolidated net sales. Sales to Walmart, Costco and Amazon are included in the Company's U.S. and International segments. No other customers accounted for 10% or more of the Company’s sales during these periods.
DISTRIBUTION
The Company sells its products directly to retailers and, to a lesser extent, to distributors. The Company also sells a limited quantity of the Company’s products to individual consumers and smaller retailers through its own websites. The Company operates distribution facilities at the following locations:

Location	Size (square feet)
Rialto, California	703,000
Robbinsville, New Jersey	700,000
Aston, England	228,000
Winchendon, Massachusetts	175,000
Las Cruces, New Mexico	47,000
Medford, Massachusetts	5,600
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
The Company’s sales and marketing efforts are supported from its principal office and showroom in Garden City, New York, as well as showrooms in New York, New York; Medford, Massachusetts; Atlanta, Georgia; Bentonville, Arkansas; Issaquah, Washington; Pawtucket, Rhode Island; Menomonee Falls, Wisconsin; and Aston, England.

The Company generally collaborates with its largest wholesale customers and in many instances produces specific versions of the Company’s product lines with exclusive designs and/or packaging for them.
DESIGN AND INNOVATION
At the heart of the Company is a culture of innovation and new product development. The Company’s global in-house design and development teams currently consist of approximately 90 professional designers, artists and engineers. Utilizing the latest available design tools, technology and materials, these teams create new products, redesign existing products and create packaging and merchandising concepts.
SOURCES OF SUPPLY
The Company sources its products from hundreds of suppliers, almost all of which are located outside the United States (other than the suppliers for the Company’s sterling silver products). Most of the Company’s suppliers are located in China. The Company also sources products from suppliers across various countries including, Hong Kong, Taiwan, Japan, South Korea, Vietnam, Malaysia, Philippines, Thailand, India, the United States, Canada, Mexico, Peru, the U.K., Ireland, Switzerland, Italy, France, Portugal, Poland, Sweden, Turkey, Netherlands, Denmark, Belgium, Germany, Czech Republic, Slovakia, Cambodia, Indonesia and Australia. The Company orders products significantly in advance of the anticipated time of their sale by the Company. The Company does not have any formal long-term arrangements with any of its suppliers and its arrangements with most manufacturers allow for flexibility in modifying the quantity, composition and delivery dates of orders.
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
PATENTS AND LICENSES
The Company owns approximately 900 design and utility patents. The Company does not believe that the expiration of any of its patents would have a material adverse effect on either of the Company’s segments.
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
HUMAN CAPITAL
The Company aspires to hire and retain the best and brightest employees. At December 31, 2021, the Company had approximately 1,350 full-time employees, of whom 150 were located in Asia, 250 were located in Europe and 950 were located in the United States and Puerto Rico. The Company also hires seasonal workers at its distribution centers through temporary staffing agencies. None of the Company’s employees are represented by a labor union or subject to collective bargaining agreements, except as required by local law.
The Company believes in the importance of the retention, growth and development of our employees. We believe we offer competitive compensation and benefits packages to our employees. Further, we offer professional development opportunities to cultivate talent throughout the Company. We are focused on employee health and safety initiatives and have implemented protocols during the COVID-19 pandemic to enhance workplace safety, including remote work for certain departments. The Company also values diversity and inclusion and is striving to create a more diverse workforce and inclusive community.

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
SEASONALITY
The Company’s business and working capital needs are highly seasonal with a majority of sales occurring in the third and fourth quarters. In 2021, net sales in the third and fourth quarters accounted for 56% of total annual net sales. In 2021, the Company's inventory levels increased during the fourth quarter compared to the third quarter. The higher inventory balance at December 31, 2021, was a result of increased inventory purchases, to maintain inventory availability and meet expected demand, and higher inventory cost.

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
Macroeconomic risks
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
•material input costs, including fuel and energy costs, freight costs, and labor cost inflation;
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
•political unrest, war, terrorism, geopolitical uncertainties, trade policies and sanctions, including the repercussions of the military conflict between Russia and Ukraine;
•unstable economic and political conditions, lack of legal regulation enforcement, civil unrest and potential accompanying shifts in laws and regulations; and
•restructuring and integration of the Company's European operations;
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
The COVID-19 pandemic has negatively impacted the global economy and disrupted global supply chains. Continuing concerns over economic and business prospects in the U.S. and other countries have contributed to increased volatility and diminished expectations for the global economy. These factors, coupled with the prospect of decreased business and consumer confidence and increased unemployment resulting from the ongoing COVID-19 pandemic, may precipitate a prolonged economic slowdown and recession.
Given the ongoing and dynamic nature of the COVID-19 virus and the worldwide response related thereto, including the emergence of new variants, the distribution and availability of vaccines and the efficacy thereof, it is difficult to predict the full impact of the ongoing COVID-19 pandemic on the Company’s business. The Company’s business may be unfavorably impacted by the fear of exposure to or actual effects of the COVID-19 pandemic, such as reduced travel or recommendations or mandates from governmental authorities to cease particular business activities.

These risks include, but are not limited to:
•Reductions in demand or volatility in demand for one or more of the Company’s products, which may be caused by, among other things: the temporary inability of consumers to purchase the Company’s products due to illness, or brick and mortar retailers closing or reducing their store operations, which has occurred as a result of reduced demand from such customers, quarantine or other travel restrictions, or financial hardship for customers and consumers;
•Inability to meet the Company’s customers’ needs and achieve cost targets due to disruptions in the Company's supply chain arrangements caused by limited container capacity, increased demand for containers, and backlog at U.S. and International ports as well as distribution centers caused by the loss or disruption of transportation, trucking availability, workforce, or other distribution capability;
•Failure of third parties on which the Company relies, including the Company’s suppliers, third-party manufacturers, distributors, and external business partners, to meet their obligations to the Company, including due to a lack of manufacturing capacity, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties;
•Customers' inability to make payments due to the Company pursuant to existing payment terms as a result of store closures or reduced operations resulting from the COVID-19 pandemic;
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
There are no comparable recent events that provide guidance as to the effect the ongoing spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the pandemic is highly uncertain and subject to change. The Company does not yet know the full extent of the continued impact of COVID-19 on the global economy. Although disruptions from the COVID-19 pandemic may continue to occur, the long-term economic impact and near-term financial impact on the Company, including but not limited to, any possible impairment, restructuring and other charges, cannot be reliably quantified or estimated at this time due to the uncertainty of future developments. Despite efforts to manage and remedy the impact of COVID-19, the ultimate impact of COVID-19 could materially and adversely affect the Company’s business, financial condition, results of operations, cash flows and competitive position, and depends on factors beyond the Company’s knowledge or control, including the duration and severity of the COVID-19 pandemic as well as third-party actions taken in response thereto.
The Company's results of operations could be negatively impacted by inflation or deflation in supply chain costs, including raw materials, sourcing, transportation and energy
The Company designs, sources and sells branded kitchenware, tableware and other homeware goods and relies on third parties to manufacture its products who are, in turn, subject to changes in their underlying manufacturing costs. The Company also relies on third parties for transportation and is exposed to fluctuations in freight costs to transport goods as well as the price of fuel and gasoline. These prices may fluctuate based on a number of factors beyond the Company’s control, including from geopolitical conditions such as the military conflict in Ukraine and resulting sanctions imposed the U.S. and other countries. Inflation could also result in significant cost increases. If the Company is unable to mitigate any cost increases from the foregoing factors through various customer pricing actions and cost reduction initiatives, its financial condition may be adversely affected. Conversely, in the event that there is deflation, the Company may experience pressure from its customers to reduce prices. There can be no assurance that the Company would be able to reduce its cost base to offset any such price concessions, which could adversely impact its results of operations and cash flows.

The Company’s U.K. operations and sales may be materially adversely affected by the exit of the U.K. from the European Union.
On January 31, 2020, the U.K. left the European Union ("Brexit"). In December 2020, the U.K and European Union announced the agreement of a new Trade and Cooperation Agreement that will govern the ongoing relationship between the U.K. and the European Union. The U.K.’s exit from the European Union is unprecedented and it remains unclear what long-term impact this will have on the U.K.’s access to the EU Single Market and on the legal and regulatory environment in which the Company operates, as well as its effect on the global macroeconomic environment. Net sales attributable to U.K. domiciled businesses were $81.0 million for the year ended December 31, 2021 and represent approximately 9% of the Company’s consolidated net sales for the period.
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
A majority of the Company’s products are sourced from vendors in China. Both the U.S. and China have implemented several rounds of tariffs and retaliations with respect to certain products imported from the other country. For example, in 2018 and 2019, tariffs were imposed by the United States Trade Representative on certain finished products imported by the Company into the U.S. from China, which have not been lifted by the current administration. In response to the tariffs, the Company may seek to increase prices to its customers, which may diminish demand for its products. Additionally, if the Company is unable to increase prices, this may result in the lowering of the gross margin that the Company realizes from the sale of its products. The results of either eventuality could adversely affect the Company’s results of operations and financial condition. Moreover, the imposition of further policies restrictive on trade by the U.S. government, or the imposition of retaliatory policies or tariffs by other governments, may adversely affect the Company’s results of operations and financial condition.
Legislative or regulatory initiatives related to climate change could have a material adverse effect on our business.
Greenhouse gases may have an adverse effect on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters. Such events could have a negative effect on the Company’s business. Concern over climate change may result in new or additional legislative and regulatory requirements to reduce or mitigate the effects of climate change on the environment, which could result in future tax, transportation, and utility increases and could, in turn, have a material adverse effect on the Company’s business. There is also increased focus, including by investors, customers, and other stakeholders, on these and other sustainability matters, including the use of plastic, energy, waste, and worker safety. The Company’s reputation could be damaged if the Company does not, or is perceived to not, act responsibly with respect to sustainability matters, which could also have a material adverse effect on the Company’s business, results of operations, financial position, and cash flows.
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
The Company has a substantial amount of indebtedness and is dependent on the availability of its bank loan facilities to finance its liquidity needs. As of December 31, 2021, the Company had $252.1 million of consolidated debt outstanding under a senior secured term loan credit facility (the “Term Loan” and, collectively with the ABL Agreement, the “Debt Agreements”).
The ABL Agreement provides for, among other things, a maximum aggregate principal amount of $150.0 million and will mature on March 2, 2023. The Term Loan will be repaid in quarterly payments of principal equal to 0.25% of the original aggregate principal amount of the Term Loan, which payments commenced June 30, 2018. The Term Loan requires the Company to make an annual mandatory prepayment of principal based upon excess cash flow (the “Excess Cash Flow”), if any. Per the Debt Agreements, when the Company makes an Excess Cash Flow payment, the payment is first applied to satisfy the future quarterly required payments in order of maturity. This amount is recorded in the current maturity of the Term Loan on the consolidated balance sheets. At December 31, 2021, borrowings under the Debt Agreements represented approximately 30% of total capital (indebtedness plus stockholders’ equity).
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
Some of the Company’s borrowings bear interest at a variable rate based on LIBOR. In March 2021, the United Kingdom’s Financial Conduct Authority (“FCA”), a regulator of financial services firms and financial markets in the United Kingdom, stated that it will plan for a phase out of regulatory oversight of LIBOR interest rates indices beginning as of December 31, 2021. The United States Federal Reserve has also advised banks to cease entering into new contracts that use USD LIBOR as a reference rate. The Alternative Reference Rates Committee has proposed the Secured Overnight Financing Rate (“SOFR”) as its recommended alternative to LIBOR, and the Federal Reserve Bank of New York began publishing SOFR rates in April 2018. SOFR is intended to be a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities.
The Company is evaluating the potential impact of the eventual replacement of the LIBOR benchmark interest rate, including the possibility of SOFR as the dominant replacement. Introduction of an alternative rate also may introduce additional basis risk for market participants as an alternative index is utilized along with LIBOR. There can be no guarantee that SOFR will become widely used and that alternatives may or may not be developed with additional complications. The Company is not able to predict whether the USD LIBOR will cease to be available after June 2023, whether SOFR will become a widely accepted benchmark in place of LIBOR, or what the impact of such a possible transition to SOFR may be on the Company's financial condition and results of operations.
On December 28, 2021 the Company entered into Amendment No.1 amend the ABL Credit Agreement to make certain changes with respect to the interest rate benchmarks (the "Benchmarks") used to calculate the rate on at which interest accrues on the loans, commitments, and/or other extensions of credit under the ABL Credit Agreement. Specifically, the Amendment provides a mechanism for determining an alternative rate of interest upon the occurrence of certain events relating to the availability of LIBOR and/or other applicable Benchmarks provided for in the ABL Credit Agreement. At this time, the Company is not able to predict the impact that the changes or other reforms relating to LIBOR and the Benchmarks rates may have on its financial condition, results of operations and cash flows.
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
•risks associated with locating and entering into agreements with third-party logistics providers to assist in certain locations or to develop strategies to address inventory surges; and
•potential unknown liabilities and unforeseen increased expenses or delays associated with the acquisition.
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
A portion of the Company’s long-term assets consists of goodwill recorded as a result of the Company’s acquisitions; other identifiable intangible assets, including trade names; and long-lived assets. At December 31, 2021, goodwill, net of impairment totaled $30.3 million; indefinite-lived intangibles assets, net of impairment totaled $49.6 million; finite-lived intangible assets, net of impairment and accumulated amortization totaled $132.8 million. The Company does not amortize goodwill but rather reviews it for impairment on an annual basis or more frequently when events or changes in circumstances indicate that its carrying value may not be recoverable. If the carrying value of a reporting unit exceeds its current fair value as determined based on the discounted future cash flows of the reporting unit or comparable market sales and earnings multiples, the goodwill or intangible asset is considered impaired and is reduced to fair value. Events and conditions that could result in impairment include a prolonged period of global economic weakness, a decline in economic conditions and/or a slow, weak economic recovery, as well as sustained declines in the price of the Company’s common stock, adverse changes in the regulatory environment, adverse changes in the market share of the Company’s products, adverse changes in interest rates, further corporate income tax reforms or other factors leading to reductions in the long-term sales or profitability that the Company expects. Determination of the fair value of a reporting unit includes developing estimates, which are highly subjective and incorporate calculations that are sensitive to minor changes in underlying assumptions. Management’s assumptions change as more information becomes available. Changes in these assumptions could result in an impairment charge in the future, which could have a significant adverse impact on the Company’s reported earnings. If the future operating performance of one or more of the Company’s operating segments does not meet expectations, the Company may be required to record a significant charge during the period in which any impairment of the Company’s goodwill or other long-term assets is determined.
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
The Company self-insures a substantial portion of the costs of employee healthcare and workers compensation. This could result in higher volatility in the Company’s earnings and exposes the Company to higher financial risks. The Company’s medical costs in recent years have generally increased and other employee demographics could result in an increase in medical costs beyond what the Company has experienced or expects. The Company has stop-loss coverage in place for catastrophic events, but the aggregate impact of a high number of claims up to the Company’s stop-loss limit may have an effect on the Company’s profitability.
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
The Company’s wholesale customers include mass market merchants, specialty stores, commercial stores, department stores, warehouse clubs, grocery stores, off-price retailers, food service distributors, pharmacies, food and beverage outlets and e-commerce. Unanticipated changes in purchasing and other practices by the Company’s customers, including a customer’s pricing and payment terms, inventory de-stocking, limitations on shelf space, more extensive packaging requirements, changes in order quantities, use of private label brands and other practices, could materially and adversely affect the Company’s business, results of operations and financial condition. In addition, as a result of the desire of retailers to more closely manage inventory levels and optimize their supply chains, there is a growing trend among retailers to evaluate suppliers based on their ability to deliver orders at the quantity and schedule specified, which is known as the "on-time-in-full" delivery metric. Supply-chain complexity and customer demand for on-shelf availability creates additional pressure on delivery performance, which in turn can add strain on distribution channels. The Company’s annual earnings and cash flows also depend to a great extent on the results of operations in the latter half of the year due to the seasonality of its sales. The Company’s success and sales growth is also dependent on its evaluation of consumer preferences and changing trends.
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
During the years ended December 31, 2021, 2020 and 2019, Wal-Mart Stores, Inc., including Sam’s Club and, in the U.K., Asda Superstore, (“Walmart”), accounted for 18%, 20% and 16% of consolidated net sales, respectively. During the years ended December 31, 2021, 2020 and 2019, sales to Costco Wholesale Corporation (“Costco”) accounted for 12%, 11%, and 11% of consolidated net sales. During the year ended December 31, 2021 and 2020, Amazon.com Inc., (“Amazon”), accounted for 12% and 10% of consolidated net sales. Sales to Walmart, Costco and Amazon are included in the Company's U.S. and International segments. No other customers accounted for 10% or more of the Company’s sales during these periods.
A material reduction in sales to the aforementioned or other top customers in the aggregate, could have a significant adverse effect on the Company’s business and operating results. In addition, pressures by such customers that would cause the Company to materially reduce the price of its products could result in reduced sales and operating margin. Any significant changes or financial difficulties that affect these customers, such as reduced sales by such customers (whether for reasons that affect a particular customer or the retail industry in general) may also result in reduced demand for the Company’s products. The Company would also be subject to increased credit risk with respect to such customers. In particular, the concentration of the Company’s business with Walmart, Costco and Amazon extends to its international business as well as through Vasconia in Mexico and the Company’s strategic alliance in Canada, due to the market presence of Walmart, Costco and Amazon in these foreign countries. Any changes in purchasing practices or decline in the financial condition, of Walmart, Costco and Amazon or other large customers, may have a material adverse impact on the business, results of operations and financial condition of the Company.
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
The retail environment is highly competitive and rapidly evolving with the increase pace of technological development. Consumers are increasingly embracing shopping online and through mobile commerce applications, and this trend has been significantly increasing in response to the COVID-19 pandemic. As a result, an increasing portion of total consumer expenditures with retailers is occurring online and through mobile commerce applications. This overall trend has negatively affected many brick-and-mortar retailers, which has been exacerbated by the ongoing COVID-19 pandemic. If the Company’s brick-and-mortar retail customers fail to maintain or grow their overall market position through the integration of physical retail presence and digital retail, these customers may experience financial difficulties including store closures, bankruptcies or liquidations. This could, in turn, substantially reduce the Company’s revenues, increase credit risk and have a material adverse effect on the Company’s results of operations, financial condition and cash flows.
If the Company is unable to effectively manage its existing Internet business, the Company's reputation and operating results may be harmed.
The success of the Company’s Internet business depends, in part, on factors over which the Company may have limited control. The Company must successfully respond to changing consumer preferences and buying trends relating to Internet usage. The Company is also vulnerable to certain additional risks and uncertainties associated with the Internet, including: changes in required technology interfaces, website downtime and other technical failures, costs and technical issues as the Company upgrades its website software, computer viruses, changes in applicable federal and state regulations, security breaches, data breaches, and consumer privacy concerns. In addition, the Company must keep up to date with competitive technology trends, including the use of improved technology, creative user interfaces and other Internet marketing tools such as paid search, which may increase its costs and which may not succeed in increasing sales or attracting customers. The Company’s failure to successfully respond to these risks and uncertainties might adversely affect the sales in its Internet business, as well as damage the Company’s reputation and brands.
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
Supply chain risks
International suppliers subject the Company to regional regulatory, man-made or natural disasters, health epidemics, political or military conflicts, economic and foreign currency exchange risk that could materially and adversely affect the Company’s operating results.
The Company sources its products from suppliers located principally in Asia, Europe and the United States, which international scope of operations subjects the Company to various risks, including man-made or natural disasters, health epidemics, political or military conflicts, economic and foreign currency changes. Additionally, the Company’s vendors in Asia, from whom a substantial majority of the Company’s products are sourced, are located primarily in China, which subjects the Company to regional risks including regulatory, social and other risks in addition to the risks resulting from the rising tensions between the United States and China involving trade policies and certain regulatory actions. The Company’s ability to select and retain reliable vendors and suppliers who provide timely deliveries of quality parts and products efficiently will impact its success in meeting customer demand for timely delivery of quality products. The Company’s sourcing operations and its vendors are impacted by labor costs in China, where labor historically has been readily available at low cost relative to labor costs in North America. However, as China is experiencing rapid social, political and economic changes, labor costs have risen in some regions and labor in China may not continue to be available to the Company at costs consistent with historical levels. Changes in labor or other laws may be enacted, in China or in other countries in which the Company does business, which could have a material adverse effect on the Company’s operations and/or those of the Company’s suppliers. In addition, any indirect supply chain disruptions due to the conflict in Ukraine may further complicate existing supply chain constraints. Changes in currency exchange rates might negatively affect the Company and its overseas vendors’ profitability and business prospects. The Company does not have access to its vendors’ financial information and the Company is unable to assess its vendors’ financial condition, including their liquidity. Interruption of supplies from any of the Company’s vendors, or the loss of one or more key vendors, could have a negative effect on the Company’s business and operating results.
The Company’s international trade subjects it to transportation risks.
The Company imports its products for delivery to its distribution centers, as well as arranges for its customers to import goods to which title has passed overseas or at a port of entry. For purchases that are to be delivered to its distribution facilities, the Company arranges for transportation, primarily by sea, from ports in Asia and Europe to ports in the United States, principally New York/Newark/Elizabeth and Los Angeles/Long Beach, and in the U.K., principally Felixstowe. Accordingly, the Company is subject to risks incidental to such transportation. These risks include, but are not limited to, increases in fuel costs, fuel shortages, the availability of ships, increased security restrictions, transportation reroutes in response to geopolitical conflict, work stoppages, weather disruptions and carriers’ ability to provide delivery services to meet the Company’s shipping needs. Transportation disruptions and increased transportation costs could materially adversely affect the Company’s business, results of operations and financial condition.
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
Although the Company has agreements with its third party manufacturers regarding quality standards and regularly audits the facilities of its manufacturers through its quality control program, the third party manufacturers may not continue to meet the Company’s quality standards, social standards regarding its workforce that are expected in the United States or legislation and regulations that apply to the products the Company contracts to manufacture. There is also no assurance that the Company’s quality control program will adequately audit, analyze and evaluate the quality standards of third party manufacturers. Failure by the Company’s manufacturers to meet these standards could, in turn, increase order cancellations, returns and price concessions and decrease customer demand for the Company’s products. Non-compliance with the Company’s product standards, regulatory requirements or product recall (or other regulatory actions) could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
The Company’s product costs are subject to price fluctuation.
Various commodities comprise the raw materials used to manufacture the Company’s products. The prices of these commodities have historically fluctuated on a cyclical basis and have often depended on a variety of factors over which the Company has no control. Additionally, labor costs represent a significant component of the Company’s supplier’s manufacturing costs and the Company’s suppliers may increase the prices they charge the Company if they experience rising labor costs. The cost of producing and distributing the Company’s products is also sensitive to energy costs, duties and tariffs. For example, freight costs increased in 2021 and are expected to increase in 2022. The selling prices of the Company’s products have not always increased in response to raw material, labor or other cost increases, and the Company is unable to determine to what extent, if any, it will be able to pass future cost increases through to its customers. The Company’s inability to come to favorable agreements with its suppliers or to pass increased costs through to the Company’s customers could materially and adversely affect its financial condition or results of operations.
A widespread outbreak of an illness, such as the ongoing COVID-19 pandemic, or other health issue could negatively affect various aspects of the business, including the Company's supply chain, and make it more difficult and expensive to meet the Company's obligations to its customers, and could result in reduced demand from its customers.
The Company's global operations are susceptible to global events, including a widespread outbreak of an illness, such as the ongoing COVID-19 pandemic, or other health issue. As a result of epidemic outbreaks businesses can be shut down, supply chains can be interrupted, slowed, or rendered inoperable, and individuals can become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Epidemic outbreaks could also substantially interfere with general commercial activity related to the Company's supply chain and customer base, which could have a material adverse effect on the Company's financial condition, results of operations, business, or prospects. For example, the Company has experienced disruptions to its supply chain arrangements caused by limited container capacity, increased demand for containers and backlog at U.S. and International Ports, as well as distribution centers caused by the loss or disruption of transportation, trucking availability, workforce or other distribution capability.
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
Significant portions of the Company’s business are dependent on trade names, trademarks and patents, some of which are licensed from third parties. In 2021, sales of licensed brands accounted for approximately 15% of the Company’s gross sales. The Company’s licenses for many of these brands require it to pay royalties based on sales. Many of these license agreements are subject to termination by the licensor, if, for example, the Company fails to satisfy certain minimum sales obligations or breaches the terms of the license. The loss of significant licenses or a material increase in the royalty rates the Company pays or other new terms negotiated upon renewal of such licenses could result in a reduction of the Company’s operating margins and cash flow from operations or otherwise adversely affect its business.
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
The Company conducts business outside of the United States through subsidiaries, affiliates and joint ventures. These entities have operations and assets in the U.K., Mexico, Netherlands, Canada, China and Hong Kong. Therefore, the Company is subject to increases and decreases in its investments in these entities resulting from the impact of fluctuations in foreign currency exchange rates. These entities also bear risks similar to those risks faced by the Company. However, there are specific additional risks related to these organizations, such as the failure of the Company’s partners or other investors to meet their obligations and higher credit and liquidity risks related to thinly capitalized entities. Failure of these entities or the Company’s vendors to adhere to required regulatory or other standards, including social compliance standards, could materially and adversely impact the Company’s reputation and business.
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
•public health epidemics;
•unanticipated income taxes, excise duties, import taxes, export taxes or other governmental assessments

•locating and entering into agreements with third-party logistics providers to assist in certain locations outside the United States. In addition, the development of additional distribution space abroad involves significant financial and operational risks; and
•difficulties in managing a global enterprise.
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
The Company is subject to laws and regulations governing the Internet and e-commerce. These existing and future laws and regulations may impede the growth of the Internet, e-commerce or other online services. These regulations and laws may cover taxation, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband residential Internet access and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, and personal privacy apply to the Internet and e-commerce. Unfavorable resolutions of these issues could diminish the demand for the Company’s products on the Internet and increase the cost of doing business. For example, in 2018, the U.S. Supreme Court ruling in South Dakota v. Wayfair, Inc. et al reversed longstanding precedent that remote sellers are not required to collect state and local sales taxes and established that a state may enforce or adopt laws requiring online retailers to collect and remit sales tax if there is a substantial nexus between the online retailer’s activity and the state, even if the retailer has no physical presence within the taxing state. While the Company now collect, remits and reports sales tax in states that it does business, it is possible that Company’s effective income tax rate, the cost of the Company’s e-commerce business, and the growth of its e-commerce business could be materially adversely effected other new laws or regulations governing the internet and e-commerce. This potential negative impact on the Company’s e-commerce business could have a material adverse effect on the Company’s overall business, results of operations and financial condition.
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
The Company is in the process of transitioning the Company's Systems, Applications and Products and other critical systems to cloud-based technologies. As the Company transitions to cloud-based technologies, the Company may be exposed to additional cyber threats as the Company migrates from legacy systems to cloud-based solutions. The Company's increased dependence on third parties for cloud-based systems may also subject the Company to further cyber threats, such as the recently identified Log4J vulnerability. While such vulnerability did not result in a material adverse effect on the Company, there can be no assurance that the Company will not suffer a material adverse effect resulting from vulnerabilities in widely deployed software used by third parties.
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
The Company may incur material costs to comply with increasingly stringent environmental laws and enforcement policies. Moreover, there are proposed international accords and treaties, as well as federal, state and local laws and regulations, which would attempt to control or limit the causes of climate change, including the effect of greenhouse gas emissions on the environment. In the event that the U.S. government or foreign governments enact new climate change laws or regulations or make changes to existing laws or regulations, compliance with applicable laws or regulations may result in increased manufacturing costs for the Company’s products, such as by requiring investment in new pollution control equipment or changing the ways in which certain of the Company’s products are made. The Company may incur some of these costs directly and others may be passed on to the Company from its third-party suppliers. The Company also may incur costs associated with government inquiries and investigations. For example, in August 2021 a wholly-owned subsidiary of the Company received a Notice of Liability from the Department of Justice on behalf of the EPA, and in September 2021, the subsidiary submitted a good faith offer to conduct additional testing and remedial design, which is under consideration by the EPA. For further discussion of the Company's legal proceedings refer to NOTE 14 — COMMITMENTS AND CONTINGENCIES to the Company's consolidated financial statements included in this Annual Report on Form 10-K. Any failure by the Company to be in compliance with applicable environmental laws and regulations or any new laws and regulations in the future could have a material adverse effect on the Company’s business, financial condition and results of operations.
The Company’ executives and other key employees are critical to the Company’s success. The loss of and/or failure to attract and maintain its highly skilled employees could adversely affect the Company’s business.
The Company’s success depends, in part, on the efforts and skills of its executives and other key employees. The Company’s key employees are experienced and highly qualified in the housewares industry. The loss of any of the Company’s executive officers or other key employees could harm the business and the Company’s ability to timely achieve its strategic initiatives. The Company’s success also depends, in part, on its ability to identify, hire and retain other skilled personnel. The Company’s industry is characterized by a high level of employee mobility and aggressive recruiting among competitors for personnel with successful track records as well as growing pressure to increase wages for skilled personnel in the industry. The Company may not be able to attract and retain skilled personnel or may incur significant costs in order to do so.
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
Item 1B. Unresolved Staff Comments
None

Item 2. Properties
The following table lists the principal properties at which the Company operated its business at December 31, 2021:

Location	Description	Size (square feet)	Owned/ Leased
Rialto, California (1)	West Coast warehouse and distribution facility	703,000	Leased
Robbinsville, New Jersey (1)	Principal East Coast warehouse and distribution facility	700,000	Leased
Aston, England (2)	Offices, showroom, warehouse and distribution facility	250,000	Leased
Winchendon, Massachusetts (1)	Warehouse and distribution facility, and spice packing line	175,000	Owned
Garden City, New York (3)	Corporate headquarters/main showroom	159,000	Leased
Medford, Massachusetts (1)	Offices, showroom, warehouse and distribution facility	69,000	Leased
Las Cruces, New Mexico (1)	Offices, warehouse and distribution facility	56,000	Leased
San Germán, Puerto Rico (1)	Sterling silver manufacturing facility	55,000	Leased
Shanghai, China (3)	Offices	22,000	Leased
Oak Brook, Illinois (1)	Offices	18,000	Leased
Seattle, Washington (1)	Offices	17,500	Leased
New York, New York (1)	Offices and showrooms	12,000	Leased
Atlanta, Georgia (1)	Showrooms	11,000	Leased
Guangzhou, China (3)	Offices	10,000	Leased
Bentonville, Arkansas (1)	Offices and showroom	7,000	Leased
Newtown, Pennsylvania (1)	Offices	5,900	Leased
Pawtucket, Rhode Island (1)	Offices and showroom	4,900	Leased
Menomonee Falls, Wisconsin (1)	Showroom	4,000	Leased
Kowloon, Hong Kong (3)	Offices	2,585	Leased
Tianjin, China (3)	Offices	2,400	Leased
Minneapolis, Minnesota (1)	Offices	1,956	Leased
Isaaquah, Washington (1)	Offices and showroom	1,125	Leased
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
At February 28, 2022, the Company estimates that there were approximately 2,563 record holders of the Company’s common stock.
The Company is authorized to issue 100 shares of Series A Preferred stock and 2,000,000 shares of Series B Preferred stock, none of which were issued or outstanding at December 31, 2021.
For a discussion of dividends paid by the Company in 2021 and 2020, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Dividends. The Board of Directors currently intends to continue paying cash dividends for the foreseeable future, although the Board of Directors may in its discretion determine to modify or eliminate such dividends at any time.

PERFORMANCE GRAPH
The following chart compares the cumulative total return on the Company’s common stock with the Nasdaq Market Index, the Hemscott Group Index for Housewares & Accessories, the Company’s old peer group, and the Company's new peer group, which is changed in 2021 to better address changes in the external market and to better reflect our business. The Company's new peer group is comprised of companies that we believe have comparable characteristics and are in the same industry or line-of-business. The comparisons in this chart are required by the SEC and are not intended to forecast or be indicative of the possible future performance of the Company’s common stock.

Date	Lifetime Brands, Inc.	Hemscott Group Index	New Peer Group	Old Peer Group	Nasdaq Market Index
12/31/2016 (1)(2)	$100.00	$100.00	$100.00	$100.00	$100.00
12/31/2017	$93.78	$70.90	$118.16	$122.55	$129.64
12/31/2018	$57.79	$44.29	$113.26	$123.83	$125.96
12/31/2019	$40.81	$48.03	$139.68	$155.20	$172.18
12/31/2020	$91.08	$57.05	$173.24	$201.63	$249.51
12/31/2021	$96.77	$60.90	$218.61	$270.64	$304.85
(1)The graph assumes $100 was invested as of the close of trading on December 31, 2016 and dividends were reinvested. Measurement points are at the last trading day of each of the fiscal years ended December 31, 2017, 2018, 2019, 2020 and 2021. The material in this chart is not soliciting material, is not deemed filed with the SEC and is not incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation by reference language in such filing. A list of the companies included in the Company’s Hemscott Group Index will be furnished by the Company to any stockholder upon written request to the Chief Financial Officer of the Company. New Peer Group comprises of Acushnet Holdings Corp., Crocs, Inc., Hamilton Beach Brands Holding Co., Helen of Troy Ltd., Lands’ End, Inc., Johnson Outdoors Inc., Movado Group, Inc., Oxford Industries, Inc., The Buckle, Inc. and Tupperware Brands Corp., Unifi, Inc., Universal Electronics Inc., Vera Bradley, Inc., YETI Holdings, Inc. Old Peer Group comprises of Acushnet Holdings Corp., Callaway Golf Co., Crocs, Inc., Delta Apparel, Inc., Hamilton Beach Brands Holding Co., Helen of Troy Ltd., JAKKS Pacific, Inc., Lands’ End, Inc., Movado Group, Inc., Oxford Industries, Inc., The Buckle, Inc. and Tupperware Brands Corp.
(2)The graph was prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2022. Index Data: Copyright NASDAQ OMX, Inc. Used with permission. All rights reserved.

The table below sets forth information regarding issuer purchases of equity securities:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs subsequent to end of period (2)
December 1 - December 31, 2021	177	$15.97	—	$6,771,467
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
(2)On April 30, 2013, the Board of Directors of Lifetime Brands, Inc. authorized the repurchase of up to $10.0 million of the Company’s common stock. The repurchase authorization permits the Company to effect the repurchases from time to time through open market purchases and privately negotiated transactions. No repurchases occurred during the three months ended December 31, 2021.
Item 6. [Reserved]

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
ABOUT THE COMPANY
The Company designs, sources and sells branded kitchenware, tableware and other products used in the home. The Company’s product categories include two categories of products used to prepare, serve and consume foods, Kitchenware (kitchen tools and gadgets, cutlery, kitchen scales, thermometers, cutting boards, shears, cookware, pantryware, spice racks and bakeware) and Tableware (dinnerware, stemware, flatware and giftware); and one category, Home Solutions, which comprises other products used in the home (thermal beverageware, bath scales, weather and outdoor household products, food storage, neoprene travel products and home décor). In 2021, Kitchenware products and Tableware products accounted for approximately 85% of the Company’s U.S. net sales and 87% of the Company’s consolidated net sales. In 2020, Kitchenware products and Tableware products accounted for approximately 83% of the Company’s U.S. net sales and 85% of the Company’s consolidated net sales.
The Company markets several product lines within each of its product categories and under most of the Company’s brands, primarily targeting moderate price points through virtually every major level of trade. The Company believes it possesses certain competitive advantages based on its brands, its emphasis on innovation and new product development, and its sourcing capabilities. The Company owns or licenses a number of leading brands in its industry, including Farberware®, KitchenAid®, Taylor®, Mikasa®, KitchenCraft® , BUILT NY®, Kamenstein®, Pfaltzgraff® , Rabbit®, and Sabatier®. Historically, the Company’s sales growth has come from expanding product offerings within its product categories, by developing existing brands, acquiring new brands (including complementary brands in markets outside the United States), and establishing new product categories. Key factors in the Company’s growth strategy have been the selective use and management of the Company’s brands and the Company’s ability to provide a stream of new products and designs. A significant element of this strategy is the Company’s in-house design and development teams that create new products, packaging and merchandising concepts.
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
EQUITY INVESTMENTS
The Company owns 24.7% interest in Grupo Vasconia S.A.B (“Vasconia”), an integrated manufacturer of aluminum products and one of Mexico's largest housewares companies. Shares of Vasconia's capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange. The Quotation Key is VASCONI. The Company accounts for its investment in Vasconia using the equity method of accounting and records its proportionate share of Vasconia’s net income in the Company's consolidated statements of operations. Accordingly, the Company has recorded its proportionate share of Vasconia's net income (reduced for amortization expense related to the customer relationships acquired) for the years ended December 31, 2021, 2020, and 2019 in the accompanying consolidated statements of operations. Pursuant to a Shares Subscription Agreement, the Company may designate four persons to be nominated as members of Vasconia’s Board of Directors. As of December 31, 2021, Vasconia's Board of Directors is comprised of eleven members of whom the Company has designated two members.
On June 30, 2021, Vasconia sold shares, which diluted the Company’s investment ownership from approximately 30% to approximately 27%. The Company recorded a non-cash gain of $1.7 million, increasing the Company’s investment balance. Additionally, a loss of $2.0 million was recognized for the proportionate share of the diluted ownership for amounts previously recognized in accumulated other comprehensive loss. The net loss of $0.3 million was included in equity in earnings, net of taxes, in the accompanying consolidated statements of operations for the year ended December 31, 2021.

On July 29, 2021, the Company sold 2.2 million shares further reducing its ownership from approximately 27% to 24.7% in Vasconia for net cash proceeds of approximately $3.1 million, as a result the Company recorded a gain of $1.0 million, after decreasing the Company’s investment balance. The gain on the sale resulted in a tax expense of $0.1 million. Additionally, a loss of $1.4 million was recognized for the proportionate share of the reduced ownership for amounts previously recognized in accumulated other comprehensive loss. The net loss, including taxes, of $0.5 million was included in equity in earnings, net of taxes, in the accompanying consolidated statements of operations for the year ended December 31, 2021. The Company continues to apply the equity method of accounting.
The Company recorded equity in earnings of Vasconia, net of taxes, of $1.8 million, $1.5 million and $0.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.
SEASONALITY
The Company’s business and working capital needs are highly seasonal, with a majority of sales occurring in the third and fourth quarters. In 2021, 2020 and 2019, net sales for the third and fourth quarters accounted for 56%, 62% and 60% of total annual net sales, respectively. The increase in the Company's net sales in the first half of the year compared to historical trend was a result of increased demand for the Company's products due in part to the effects on demand from the COVID-19 pandemic. In anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period. In 2021, the Company's inventory levels increased during the fourth quarter compared to the third quarter. The higher inventory balance at December 31, 2021 was a result of increased inventory purchases, to maintain inventory availability and meet expected demand, and higher inventory cost. Consistent with the seasonality of the Company's net sales and inventory levels, the Company also experiences seasonality in its inventory turnover and turnover days from one quarter to the next.
RESTRUCTURING
During the year ended December 31, 2021, the Company did not incur restructuring expense.
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
During the year ended December 31, 2019, the Company's U.S. segment incurred $0.7 million of restructuring expense related to the integration of Filament.
During the year ended December 31, 2019, the Company's International segment incurred $0.7 million of restructuring expense primarily related to the integration of its legal entities operating in Europe.
RECENT DEVELOPMENTS
The ongoing COVID-19 pandemic, as well as other factors including, increased demand and shifts in consumer shopping patterns, have caused disruption in the global supply chain. The increased demand for containers, limited container capacity, and backlog at U.S. ports have resulted in increased market costs of inbound freight, container shortages, and longer lead times. The disruption in the global supply chain has also caused increased input costs used to manufacture the Company’s product. The Company has been impacted by these disruptions and has experienced higher inbound freight cost, delays in importing inventory due to limited availability of containers, and an increase in product costs. There have also been instances of limited trucking availability. The Company has experienced instances of trucking shortages, which has resulted in delays of shipments to certain of its customers. The Company expects that these trends may continue into 2022.
The pandemic resulted in an increase in sales of certain of the Company’s products as well as a decrease in sales in other of its products. The Company had experienced a reduction in sales at certain retailers, that had closed or had limited store openings, during the pandemic. These declines were offset by higher sales at retailers that remained open and by e-commerce sales. Many of the retailers that had remained open provide products that are deemed essential.
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

The Company has experienced an increase in delivery times and cost for products shipped from the U.K. warehouse to continental Europe. To remain competitive in the distribution of products within continental Europe, the Company plans to expand its distribution and warehouse capacity through a third-party operated distribution provider located in the Netherlands in 2022.
The uncertainty surrounding the consequences of the U.K.’s exit could adversely impact the U.K. economy, customers and investor confidence. The U.K.'s exit also could adversely impact the export of products between the U.K. and the European Union. Such uncertainty may contribute to additional market volatility, including volatility in the value of the U.K. pound and European euro, and may adversely affect the Company’s businesses, results of operations, and financial condition. Net sales attributable to U.K. domiciled businesses were $81.0 million for the year ended December 31, 2021, and represent approximately 9% of the Company’s consolidated net sales for the period.
The U.K Finance Act 2021 included an increase to the U.K. corporate tax rate from 19% to 25% effective April 1, 2023, which was enacted into law in 2021. The Company expects the higher tax rate could negatively impact the Company's operating results.
EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLES
Adopted accounting pronouncements
Effective January 1, 2021, the Company adopted ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles and simplifies the application of U.S. GAAP for other areas of Topic 740 by clarifying and amending the existing guidance. The adoption did not have a material impact on the Company’s consolidated financial statements.
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions to account for contract modifications, hedging relationships and other transactions that reference the London Inter-Bank Offered Rate ("LIBOR") or another reference rate that is expected to be discontinued as a result of reference rate reform. The guidance in ASU 2020-04 may be applied to contract modifications and hedging relationships as of any date from March 12, 2020 but no later than December 31, 2022 and should be applied on a prospective basis. The Company has not yet applied the guidance in ASU 2020-04 and is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08), which clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers. The new guidance is effective for public business entities for fiscal years beginning after December 15, 2022 on a prospective basis, with early adoption permitted. Management is currently evaluating the timing of adoption and the impact of this standard on its consolidated financial statements and related disclosures.

RESULTS OF OPERATIONS
The results of operations below focuses on the results of the year ended December 31, 2021 compared to the year ended December 31, 2020. For a discussion of 2020 compared to 2019 refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations", in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
The following table sets forth statement of operations data of the Company as a percentage of net sales for the periods indicated below.

	Year Ended December 31,
	2021	2020	2019
Net sales	100.0%	100.0%	100.0%
Cost of sales	64.8	64.4	65.3
Gross margin	35.2	35.6	34.7
Distribution expenses	9.4	9.5	9.9
Selling, general and administrative expenses	18.2	20.3	22.0
Goodwill and other intangible asset impairments	1.7	2.6	5.8
Restructuring expenses	—	0.0	0.2
Income (loss) from operations	5.9	3.2	(3.2)
Interest expense	(1.8)	(2.2)	(2.8)
Mark to market gain (loss) on interest rate derivatives	0.1	(0.3)	0.0
Income (loss) before income taxes and equity in earnings	4.2	0.7	(6.0)
Income tax provision	(1.9)	(1.3)	(0.2)
Equity in earnings, net of taxes	0.1	0.2	0.1
Net income (loss)	2.4%	(0.4)%	(6.1)%
MANAGEMENT’S DISCUSSION AND ANALYSIS
2021 COMPARED TO 2020

Net Sales
Net sales for the year ended December 31, 2021 were $862.9 million, an increase of $93.7 million, or 12.2%, compared to net sales of $769.2 million in 2020. In constant currency, a non-GAAP financial measure, which excludes the impact of foreign exchange fluctuations and was determined by applying 2021 average rates to 2020 local currency amounts, net sales increased $88.4 million, or 11.4%, as compared to consolidated net sales in the corresponding period in 2020.
Net sales for the U.S. segment in 2021 were $770.6 million, an increase of $87.1 million, or 12.7%, compared to net sales of $683.5 million in 2020.
Net sales for the U.S. segment’s Kitchenware product category in 2021 were $487.8 million, an increase of $60.9 million, or 14.3%, compared to net sales of $426.9 million in 2020. The net sales increase in the U.S. segment’s Kitchenware product category was primarily a result of higher consumer demand in both the e-commerce and wholesale channels for essential food preparation products including kitchen tools and gadgets, cutlery and board, and bakeware products and higher selling prices. The strong demand for these products have been a result of shifts in consumer purchasing patterns.
Net sales for the U.S. segment’s Tableware product category in 2021 were $167.2 million, an increase of $26.1 million, or 18.5%, compared to net sales of $141.1 million for 2020. The increase came from all product lines driven by higher dinnerware e-commerce sales, continued recovery of sales to brick-and-mortar customers, and flatware sales from a new flatware warehouse club program that began in 2021.
Net sales for the U.S. segment’s Home Solutions products category in 2021 were $115.6 million, an increase of $0.1 million, or 0.1%, compared to net sales of $115.5 million in 2020. The increase was primarily attributable home décor sales, sales in the back-to-school lunch box category and a new private label hydration program, offset by lower sales in the hydration product category due to a warehouse club program not repeating in 2021.
Net sales for the International segment in 2021 were $92.3 million, an increase of $6.6 million, compared to net sales of $85.7 million for 2020. In constant currency, a non-GAAP financial measure, which excludes the impact of foreign exchange fluctuations and was determined by applying 2021 average exchange rates to 2020 local currency amounts, net sales increased approximately 1.6%. The increase in sales was attributable to sales in the Company's global trading business in Asia and higher selling prices, partially offset by lower e-commerce sales.
Gross margin
Gross margin for 2021 was $303.3 million, or 35.2%, compared to $274.0 million, or 35.6%, for the corresponding period in 2020.
Gross margin for the U.S. segment was $274.1 million, or 35.6%, for 2021, compared to $250.5 million, or 36.6%, for 2020. The decrease in gross margin percentage was primarily due to higher inbound freight costs, product mix and the inclusion in the 2020 period of a benefit from a duty exclusion on certain products. These drivers were partially offset by higher selling prices.
Gross margin for the International segment was $29.2 million, or 31.6%, for 2021, compared to $23.5 million, or 27.4%, for 2020. The increase in gross margin percentage was driven by customer mix, lower sales allowances and inventory reserves and higher selling prices. The improvement was partially offset by increased inbound freight costs.
Distribution expenses
Distribution expenses were $80.8 million for the 2021 period as compared to $72.8 million for the 2020 period. Distribution expenses as a percentage of net sales were 9.4% and 9.5% in 2021 and 2020.
Distribution expenses as a percentage of net sales for the U.S. segment were approximately 8.0% in 2021 and 8.4% in 2020. As a percentage of sales shipped from the Company’s warehouses, distribution expenses were 8.7% and 8.8% for 2021 and 2020, respectively. The improvement was a result of the leverage benefit of fixed costs on higher sales volume, improved labor management, partially offset by higher hourly labor rates and warehouse supply expenses.
Distribution expenses as a percentage of net sales for the International segment were approximately 20.3% in 2021 and 17.9% in 2020, respectively. Distribution expenses in 2020 included $1.1 million for the Company’s facility relocation costs of its International distribution facilities. As a percentage of sales shipped from the Company’s warehouses, distribution expenses, excluding the relocation costs for the International segment, were 17.4% and 13.8% for 2021 and 2020, respectively. The increase was attributed to increased shipping cost for products shipped from the U.K. warehouse to continental Europe, higher cost due to transportation shortages and an expense in the current period related to a reassessment of real estate tax expense for the U.K. warehouse.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses for 2021 were $156.9 million, an increase of $1.0 million, or 0.6%, as compared to $155.9 million for 2020.
SG&A expenses for 2021 for the U.S. segment were $111.8 million, a decrease of $0.8 million, or 0.7%, compared to $112.6 million for 2020. As a percentage of net sales, SG&A expenses were 14.5% for 2021, compared to 16.5% for 2020. The decrease in the expense was attributable to lower estimates for bad debt expense and facility expense in 2021, offset by higher employee expense as the prior period reflects the effects of COVID related furloughs and for 2021 higher incentive compensation and advertising expense. The improvement in selling, general and administrative expense as a percentage of net sales is due to the leverage benefit of fixed costs on higher sales volume.
SG&A expenses for 2021 for the International segment were $20.7 million for both 2021 and 2020. As a percentage of net sales, SG&A expenses decreased to 22.4% for 2021, compared to 24.2% for 2020. The international segment expense increased primarily due to unfavorable foreign currency exchange losses, which was offset by lower selling expenses related to marketing, lower estimates for bad debt expense, and a decrease in amortization expense on its intangible assets.
Unallocated corporate expenses for 2021 were $24.4 million, compared to $22.6 million for 2020. The increase was driven by higher incentive compensation an salary costs, as the prior year included a temporary reduction in base salary. The increase was partially offset by lower professional fees.

Goodwill and other intangible asset impairments
Finite-lived intangibles and Long-lived assets
During the fourth quarter of 2021, due to lower than expected operating results for the International segment caused by continuing impacts of COVID-19 and the exit of the U.K. from the European Union, impairment indicators were identified for the International asset group. The Company tested the recoverability of the asset group, concluding it was not recoverable and performed an analysis of the fair value of the international long-lived assets. For the finite-lived intangible assets, the Company performed discounted cash flow analysis and recorded an impairment of $14.8 million within the international segment.
There was no goodwill for the International segment as of December 31, 2021.U.S. Reporting Unit
The Company performed its annual impairment assessment of its U.S. reporting unit as of October 1,2021 by comparing the fair value of the reporting unit with its carrying value. The Company performed the analysis using a discounted cash flow and market multiple method. As of October 1, 2021, the fair value of the U.S. reporting unit exceeded the carrying value of goodwill.
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
Restructuring expenses
During the year ended December 31, 2021, the Company did not incur restructuring expense.
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
Interest expense
Interest expense for 2021 was $15.5 million, compared to $17.3 million for 2020. The decrease in expense was primarily a result of less debt outstanding.
Mark to market gain (loss) on interest rate derivatives
Mark to market gain on interest rate derivatives was $1.1 million for the year ended December 31, 2021, as compared to a mark to market loss on interest rate derivatives of $2.1 million for the year ended December 31, 2020. The mark to market amount represents the change in the fair value on the Company's interest rate derivatives that have not been designated as hedging instruments. These derivatives were entered into for purposes of locking-in a fixed interest rate on the Company's variable interest rate debt. The prior period loss was a result of declines in interest rates during that period. As of December 31, 2021, the intent of the Company is to hold these derivative contracts until their maturity.
Income tax provision
The income tax provision was $16.5 million in 2021 and $9.9 million in 2020. The Company’s effective tax rate for 2021 was 45.5%, compared to 177.8% for 2020. The effective tax rate in 2021 was driven primarily by state and local tax expenses, nondeductible expenses, and foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance. The effective tax rate in 2020 was driven primarily by the impairment of goodwill in the U.S, nondeductible expenses, equity-based awards, and a valuation allowance against net deferred tax assets in the United Kingdom.

Equity in earnings
The Company’s equity in earnings, net of tax, for 2021 and 2020 are as follows:

	Year Ended December 31,
	2021	2020
	(in thousands)
Vasconia equity in earnings, net of taxes	$1,769	$1,545
Net loss on dilution in Vasconia ownership	(297)	—
Net loss on partial sale of Vasconia ownership, net of taxes	(510)
Total equity in earnings related to Vasconia activity	962	1,545
Cumulative translation foreign currency losses related to dissolution of Lifetime Brands Do Brasil Participacoes Ltda	—	(235)
Equity in earnings (losses), net of taxes	$962	$1,310
Vasconia reported income from operations for 2021 of $15.5 million, as compared to loss of $0.1 million for 2020 and reported net income of $7.0 million and $5.6 million in 2021 and 2020, respectively. The effect of the translation of the Company’s investment, as well as the translation of Vasconia’s balance sheet, resulted in a increase of the investment of $1.0 million during the year ended December 31, 2021 and a decrease of the investment of $2.7 million during the year ended December 31, 2020.
During the year ended December 31, 2021, the Company's ownership in its equity method investment decreased as a result of a dilution of its investment in Vasconia and a subsequent partial sale of its investment. The Company recognized a net loss of $0.3 million related to the dilution of the Company's ownership in its Vasconia investment. The net loss was comprised of a loss of $2.0 million, related to amounts that were previously recognized in accumulated other comprehensive loss, net of a non-cash gain of $1.7 million for the difference between the selling price and the Company's basis in the diluted shares.
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
The Company also evaluates qualitative factors to determine whether impairment indicators exist for its indefinite lived intangibles and performs quantitative tests if required. These tests can include the relief from royalty model or other valuation models.
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
Payment terms vary by customer, but generally range from 30 to 90 days or at the point of sale for the Company’s retail direct sales. As a result of the COVID-19 pandemic, beginning in the first quarter of 2020 and lasting through the fourth quarter of 2020, many of the Company's customers that operate retail locations temporarily closed their stores voluntarily or as mandated by government stay at home orders. In response to these closings, the affected customers had requested temporary extended payment terms.
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
At December 31, 2021 and 2020, the Company had cash and cash equivalents of $28.0 million and $36.0 million, respectively, and working capital of $270.8 million at December 31, 2021, compared to $241.2 million at December 31, 2020. The increase in working capital was driven by higher sales and increased inventory levels compared to the prior year. The current ratio (current assets to current liabilities) was 2.3 to 1.0 at December 31, 2021, compared to 2.3 to 1.0 at December 31, 2020. The current ratio remained consistent at December 31, 2021 and 2020.
At December 31, 2021, borrowings under the Company’s ABL Agreement were nil and $252.1 million was outstanding under the Term Loan. At December 31, 2020, borrowings under the Company’s ABL Agreement were $27.3 million and $262.6 million was outstanding under the Term Loan.
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
Inventory, a large component of the Company’s working capital, is expected to fluctuate from period to period, with inventory levels higher primarily in the June through October time period. In 2021, the Company's inventory levels increased during the fourth quarter compared to the third quarter. The higher inventory balance at December 31, 2021 was a result of increased inventory purchases, to maintain inventory availability and meet expected demand, and higher inventory cost. The Company also expects inventory turnover to fluctuate from period to period based on product and customer mix. Certain product categories have lower inventory turnover rates as a result of minimum order quantities from the Company’s vendors or customer replenishment needs. Certain other product categories experience higher inventory turns due to lower minimum order quantities or trending sale demands. For the three months ended December 31, 2021 inventory turnover was 2.5 times, or 145 days, as compared to 3.1 times, or 117 days, for the three months ended December 31, 2020. The decrease in inventory turnover was attributable to higher inventory costs and delays in receiving inventory due to supply chain constraints.
Credit Facilities
The Company’s credit agreement (the “ABL Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), includes a senior secured asset-based revolving credit facility in the maximum aggregate principal amount of $150.0 million, which will mature on March 2, 2023, and a loan agreement (the “Term Loan” and together with the ABL Agreement, the “Debt Agreements”) that provides for a senior secured term loan credit facility in the original principal amount of $275.0 million, which matures on February 28, 2025. The Term Loan facility will be repaid in quarterly payments, which commenced June 30, 2018, of principal equal to 0.25% of the original aggregate principal amount of the Term Loan facility. The Term Loan requires the Company to make an annual prepayment of principal based upon excess cash flow (the “Excess Cash Flow”), if any. This estimated amount is recorded in the current maturity of term loan on the consolidated balance sheets. Per the Debt Agreements, when the Company makes an Excess Cash Flow payment, the payment is first applied to satisfy the future quarterly required payments in order of maturity. The maximum borrowing amount under the ABL Agreement may be increased to up to $200.0 million if certain conditions are met. One or more tranches of Incremental Facilities may be added under the Term Loan if certain conditions are met. The Incremental Facilities may not exceed the sum of (i) $50.0 million plus (ii) an unlimited amount so long as, in the case of (ii) only, the Company’s secured net leverage ratio, as defined in and computed pursuant to the Term Loan, is no greater than 3.75 to 1.00 subject to certain limitations and for the period defined pursuant to the Term Loan.

As of December 31, 2021 and 2020, the total availability under the ABL Agreement were as follows (in thousands):

	December 31, 2021	December 31, 2020
Maximum aggregate principal allowed	$150,000	$150,000
Outstanding borrowings under the ABL Agreement	—	(27,302)
Standby letters of credit	(3,659)	(2,698)
Total availability under the ABL agreement	$146,341	$120,000
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
The current and non-current portions of the Company’s Term Loan facility included in the consolidated balance sheets are presented as follows (in thousands):

	December 31, 2021	December 31, 2020
Current portion of Term Loan facility:
Estimated Excess Cash Flow principal payment	$7,200	$19,120
Estimated unamortized debt issuance costs	(1,429)	(1,463)
Total Current portion of Term Loan facility	$5,771	$17,657

Non-current portion of Term Loan facility:
Term Loan facility, net of current portion	$244,927	$243,485
Estimated unamortized debt issuance costs	(3,054)	(4,508)
Total Non-current portion of Term Loan facility	$241,873	$238,977
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
Borrowings under the revolving credit facility bear interest, at the Company’s option, at one of the following rates: (i) an alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.5% or one-month LIBOR plus 1.0%, plus a margin of 0.25% to 0.75%, or (ii) LIBOR (or Euro Interbank Offered Rate “EURIBOR” for borrowings denominated in Euro; or Sterling Overnight Index Average “SONIA” for borrowings denominated in Pounds Sterling), plus a margin of 1.25% to 1.75%. The respective margins are based upon the Company’s total leverage ratio, as defined in and computed pursuant to the ABL Agreement. There were no outstanding borrowings under the ABL Agreement at December 31, 2021. In addition, the Company paid a commitment fee of 0.375% on the unused portion of the ABL Agreement during the year ended December 31, 2021.
The Term Loan facility bears interest, at the Company’s option, at one of the following rates: (i) an alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.50% or one-month LIBOR plus 1.0%, plus a margin of 2.50% or (ii) LIBOR plus a margin of 3.50%. The interest rate on outstanding borrowings under the Term Loan at December 31, 2021 was 4.5%.
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
The Company was in compliance with the covenants of the Debt Agreements at December 31, 2021. The Company expects that it will continue to borrow and repay funds, subject to availability, under the ABL Agreement based on working capital and other corporate needs.
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

The following is a reconciliation of net income (loss) as reported to adjusted EBITDA for the years ended December 31, 2021 and 2020 and each fiscal quarter of 2021 and 2020:

	Three Months Ended				Year Ended
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021	December 31, 2021
			(in thousands)
Net income (loss) as reported	$3,067	$5,789	12,571	$(626)	$20,801
Subtract out:
Undistributed equity losses (earnings), net	247	(393)	(195)	(466)	(807)
Add back:
Income tax provision	2,416	1,832	5,589	6,704	16,541
Interest expense	4,014	3,819	3,835	3,856	15,524
Depreciation and amortization	5,958	5,765	5,837	4,960	22,520
Mark to market gain on interest rate derivatives	(498)	(46)	(120)	(398)	(1,062)
Intangible asset impairments	—	—	—	14,760	14,760
Stock compensation expense	1,444	1,328	1,201	1,244	5,217
Acquisition related expenses	182	72	41	378	673
Warehouse relocation expenses(1)	—	—	—	450	450
Wallace facility remedial design expense	—	—	500	—	500
Adjusted EBITDA(2)	$16,830	$18,166	$29,259	$30,862	$95,117
(1)Warehouse relocation expenses included $0.1 million of expenses related to the International segment and $0.3 million of expenses related to the U.S. segment.
(2)Adjusted EBITDA is a non-GAAP financial measure which is defined in the Company’s debt agreements. Adjusted EBITDA is defined as net income (loss), adjusted to exclude undistributed equity in losses (earnings), income tax provision, interest expense, depreciation and amortization, mark to market gain on interest rate derivatives, intangible asset impairments, stock compensation expense, and other items detailed in the table above that are consistent with exclusions permitted by our debt agreements.

	Three Months Ended				Year Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	December 31, 2020
			(in thousands)
Net (loss) income as reported	$(28,164)	$(3,977)	$13,913	$15,221	$(3,007)
Undistributed equity (earnings) losses, net	(339)	848	(147)	(1,620)	(1,258)
Income tax (benefit) provision	(3,729)	3,031	3,711	6,853	9,866
Interest expense	4,736	4,230	4,128	4,183	17,277
Depreciation and amortization	6,234	6,061	6,090	6,279	24,664
Mark to market loss (gain) on interest rate derivatives	2,251	164	(99)	(172)	2,144
Goodwill and other intangible asset impairments	20,100	—	—	—	20,100
Stock compensation expense	1,326	1,420	1,575	1,630	5,951
Acquisition related expenses	47	55	57	126	285
Restructuring expenses (benefit)	—	253	—	(42)	211
Warehouse relocation expenses (1)	790	303	—	—	1,093
Adjusted EBITDA(2)	$3,252	$12,388	$29,228	$32,458	$77,326
(1) Warehouse relocation expenses related to the International segment.
(2) Adjusted EBITDA is a non-GAAP financial measure which is defined in the Company’s debt agreements. Adjusted EBITDA is defined as net income (loss), adjusted to exclude undistributed equity in losses (earnings), income tax provision, interest expense, depreciation and amortization, mark to market gain on interest rate derivatives, goodwill and other intangible asset impairments, stock compensation expense, and other items detailed in the table above that are consistent with exclusions permitted by our debt agreements.

Capital expenditures
Capital expenditures for the year ended December 31, 2021 were $4.0 million.
Derivatives
Interest Rate Swap Agreements
The Company's net total outstanding notional value of interest rate swaps was $75 million at December 31, 2021.
The Company designated a portion of these interest rate swaps as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. The hedge periods of these agreements commenced in April 2018 and expire in March 2023. The original notional values are reduced over these periods. The aggregate notional value was $50.0 million at December 31, 2021.
In June 2019, the Company entered into additional interest rate swap agreements, with an aggregate notional value of $25.0 million at December 31, 2021. These non-designated interest rate swaps serve as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings and expire in February 2025.
Foreign Exchange Contracts
The Company is a party from time to time to certain foreign exchange contracts, primarily to offset the earnings impact related to fluctuations in foreign currency exchange rates associated with inventory purchases denominated in foreign currencies. Fluctuations in the value of certain foreign currencies as compared to the USD may positively or negatively affect the Company’s revenues, gross margins, operating expenses, and retained earnings, all of which are expressed in USD. Where the Company deems it prudent, the Company engages in hedging programs using foreign currency forward contracts aimed at limiting the impact of foreign currency exchange rate fluctuations on earnings. The Company purchases foreign currency forward contracts with terms less then 18 months to protect against currency exchange risks associated with the payment of merchandise purchases to foreign suppliers. The Company does not hedge the translation of foreign currency profits into USD, as the Company regards this as an accounting exposure rather than an economic exposure. The aggregate gross notional values of foreign exchange contracts at December 31, 2021 was $22.6 million. The Company had no outstanding foreign exchange contracts at December 31, 2020.
The Company is exposed to market risks, as well as changes in foreign currency exchange rates, as measured against the USD and each other, and changes to credit risk of derivative counterparties. The Company attempts to minimize these risks by primarily using foreign currency forward contracts and by maintaining counterparty credit limits. These hedging activities provide only limited protection against currency exchange and credit risk. Factors that could influence the effectiveness of the Company’s hedging programs include currency markets and availability of hedging instruments and liquidity of the credit markets. All foreign currency forward contracts that the Company enters into are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure. The Company does not enter into such contracts for speculative purposes and, as of December 31, 2021, the Company does not have any foreign currency forward contract derivatives that are not designated as hedges.
Dividends
Dividends were declared in 2021 and 2020 as follows:

Dividend per share	Date declared	Date of record	Payment date
$0.0425	March 10, 2020	November 16, 2020	December 16, 2020
$0.0425	June 25, 2020	August 3, 2020	August 17, 2020
$0.0425	August 4, 2020	November 2, 2020	November 16, 2020
$0.0425	November 3, 2020	January 29, 2021	February 12, 2021
$0.0425	March 9, 2021	May 3, 2021	May 17, 2021
$0.0425	June 24, 2021	August 2, 2021	August 16, 2021
$0.0425	August 3, 2021	November 1, 2021	November 15, 2021
$0.0425	November 2, 2021	January 31, 2022	February 14, 2022
On March 8, 2022, the Board of Directors declared a quarterly dividend of $0.0425 per share payable on May 16, 2022 to shareholders of record on May 2, 2022.

Cash provided by operating activities
Net cash provided by operating activities was $37.0 million in 2021, compared to $44.8 million in 2020. The decrease from 2021 compared to 2020 was attributable to an increase in inventory investment and timing of payments for accounts payable and accrued expenses, offset by the timing of collections related to the Company's accounts receivable and an increase in net income.
Cash used in investing activities
Net cash used in investing activities was $1.1 million in 2021, compared to $2.1 million in 2020. The change from 2021 compared to 2020 was attributable to higher capital expenditures, offset by proceeds from the partial sale of shares in its equity method investment.
Cash used in financing activities
Net cash used in financing activities was $44.0 million in 2021 compared to $18.2 million in 2020. The change from 2021 compared to 2020 was attributable to the repayment on the Company's revolving credit facility under its ABL Agreement.
MATERIAL CASH REQUIREMENTS
The Company’s material cash requirements include the following:
Debt
As of December 31, 2021, the Company had outstanding Term Loan facility, which matures on February 28, 2025, for an aggregate principal amount of $252.1 million, with $7.2 million payable within 12 months. The amount payable within the 12 months represents the Company's estimated Excess Cash Flow principal payment. Future interest obligations associated with debt and interest rate swaps total $37.8 million, with $12.7 million payable within 12 months. The future interest obligations are estimated by assuming the amounts outstanding under the Company's debt agreements and the interest rates as of December 31, 2021 remain consistent to the end of the debt agreements. Actual amounts borrowed and interest rates may vary over time.
Leases
The Company has operating leases for corporate offices, distribution facilities, manufacturing plants, and certain vehicles. As of December 31, 2021, the Company had fixed lease payment obligations of $129.3 million, with $18.5 million payable within 12 months.
Royalties
The Company has license agreements that require the payment of royalties on sales of licensed products which expire through 2048. As of December 31, 2021, the estimated minimum royalties payable under these agreements amounted to $13.4 million, with $10.2 million payable within 12 months.
Post-retirement benefit
The Company assumed retirement benefit obligations, which are paid to certain former executives of a business acquired in 2006. As of December 31, 2021, the estimated discounted obligations under the agreements with the former executives amounted to $7.4 million, with $0.5 million payable within 12 months.
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
The Company’s functional currency is the U.S. dollar. The Company has foreign operations through its acquisitions, investments and strategic alliances in the U.K., Mexico, Canada, Hong Kong and China; therefore, the Company is subject to increases and decreases in its investments resulting from the impact of fluctuations in foreign currency exchange rates. Additional transactions exposing the Company to exchange rate risk include sales, certain inventory purchases and operating expenses. Through its subsidiaries, portions of the Company’s cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies. For the year ended December 31, 2021, approximately 9% of the Company’s net sales revenue was in foreign currencies, compared to 10% for the year ended December 31, 2020. These sales were primarily denominated in U.K. pounds, Euros and Canadian dollars. The Company makes most of its inventory purchases from Asia and uses the U.S. dollar for such purchases. In the Company’s consolidated statements of operations, foreign exchange gains and losses are recognized in SG&A expense. A hypothetical 10% change in exchange rates, with the U.S. dollar as the functional and reporting currency, would result in an increase of approximately $4.4 million in SG&A expenses.
The Company is a party from time to time to certain foreign exchange contracts, primarily to offset the earnings impact related to fluctuations in foreign currency exchange rates associated with inventory purchases denominated in foreign currencies. Fluctuations in the value of certain foreign currencies as compared to the USD may positively or negatively affect the Company’s revenues, gross margins, operating expenses, and retained earnings, all of which are expressed in USD. Where the Company deems it prudent, the Company engages in hedging programs using foreign currency forward contracts aimed at limiting the impact of foreign currency exchange rate fluctuations on earnings. The Company purchases foreign currency forward contracts with terms less then 18 months to protect against currency exchange risks associated with the payment of merchandise purchases to foreign suppliers. The Company does not hedge the translation of foreign currency profits into USD, as the Company regards this as an accounting exposure rather than an economic exposure. The aggregate gross notional values of foreign exchange contracts at December 31, 2021 was $22.6 million. The Company had no outstanding foreign exchange contracts at December 31, 2020.
The Company’s ABL Agreement and Term Loan bear interest at variable rates. The Credit Agreement provides for interest rates linked to one of the LIBOR, the Prime Rate or the Federal Funds Rate; therefore, the Company is subject to increases and decreases in interest expense resulting from fluctuations in interest rates. The Company entered into interest rate swap agreement in April 2018 to manage interest rate exposure in connection with its variable interest rate borrowings with an aggregate notional value of $50.0 million at December 31, 2021. In June 2019, the Company entered into additional interest rate swap agreements, with an aggregate notional value of $25.0 million at December 31, 2021. As of December 31, 2021, approximately $177.1 million of the Company’s debt carries a variable rate of interest, as compared to $189.9 million at December 31, 2020. The remainder of the debt at December 31, 2021 (approximately $75.0 million) carries a fixed rate of interest through the use of interest rate swaps. A hypothetical and instantaneous 100 basis point increase in the Company’s variable interest rates would increase interest expense by approximately $2.4 million over a twelve month period. The sensitivity analysis above assumes interest rate changes are instantaneous and parallel shifts in the yield curve occur.
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
Item 8. Financial Statements and Supplementary Data
The Company’s consolidated financial statements and accompanying notes listed in Part IV, Item 15 commencing on page F-1 are incorporated herein by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 31, 2021, that the Company’s controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2021. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
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
Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 using the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2021 was effective.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Lifetime Brands, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Lifetime Brands, Inc.’s and subsidiaries internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Lifetime Brands, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Company and our report dated March 9, 2022 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Jericho, New York
March 9, 2022

Item 9B. Other Information
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Items 10, 11, 12, 13 and 14
The information required under these items is contained in the Company’s 2022 Proxy Statement, which will be filed with the SEC within 120 days after the close of the Company’s fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.
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

10.31
Receivables Purchase Agreement, dated as of September 30, 2016 by and among the Company, as a Seller and as a Seller Agent and initial Servicer, for itself and each of its subsidiaries thereto as a Seller, and HSBC Bank USA, National Association, as Purchaser (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 4, 2016)

10.32
Lease Agreement (Single Tenant Facility), dated as of February 14, 2017 between Baseline Opportunity LLC and Lifetime Brands Inc. for property located at 1221 North Alder Avenue, Rialto, California (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)

10.33
Voting Agreement, dated as of December 22, 2017, by and among Taylor Parent, LLC, and Jeffrey Siegel, Ronald Shiftan, Daniel Siegel and Clifford Siegel (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 29, 2017)

10.34
Employment Agreement, dated as of December 22, 2017, between the Company and Robert B. Kay (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 29, 2017)*

10.35
Amendment to the Employment Agreement, dated as of October 11, 2019, between the Company and Robert B. Kay (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 15, 2019)*

10.36
Letter Agreement Amending and Supplementing Employment Agreement between Lifetime Brands, Inc. and Robert B. Kay, effective April 13, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020)

10.37
Second Amendment, dated February 1, 2021, to the Employment Agreement, dated as of December 22, 2017, by and between Lifetime Brands, Inc. and Robert Kay (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 1, 2021)

10.38
Stockholders Agreement, dated as of March 2, 2018, between the Company and Taylor Parent, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 6, 2018)

10.39
Amendment to Stockholders Agreement, dated as of October 11, 2019, between the Company and Taylor Parent, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 15, 2019)

10.40
Letter Agreement and Joinder, dated as of November 9, 2018, by and among the Company, Taylor Parent, LLC and Centre Capital Investors V, LP. (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed November 15, 2018)

10.41
Credit Agreement, dated as of March 2, 2018, by and among the Company, the other Borrowers from time to time party thereto, the other Loan Parties from time to time party thereto, the Lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed March 6, 2018)

10.42
Amendment No. 1, dated as of December 28, 2021, by and among the Company, the other Loan Parties party thereto (as defined therein), and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.01 to the Company's Current Report on Form 8-K filed December 29, 2021)

10.43
Loan Agreement, dated as of March 2, 2018, by and among the Company, the other Loan Parties from time to time party thereto, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Golub Capital LLC, as Syndication Agent. (incorporated by reference to Exhibit 10.03 to the Company’s Current Report on Form 8-K filed March 6, 2018)

10.44
Amendment No.1 to the Receivables Purchase Agreement, dated as of October 9, 2020 by and among the Company, as a Seller and as a Seller Agent and initial Servicer, for itself and each of its subsidiaries thereto as a Seller, and HSBC Bank USA, National Association, as Purchaser (incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020)

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
Date: March 9, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert B. Kay	Chief Executive Officer and Director	March 9, 2022
Robert B. Kay	(Principal Executive Officer)

/s/ Laurence Winoker	Senior Vice President – Finance,	March 9, 2022
Laurence Winoker	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Jeffrey Siegel	Executive Chairman of the Board of Directors	March 9, 2022
Jeffrey Siegel

/s/ Rachael Jarosh	Director	March 9, 2022
Rachael Jarosh

/s/ John Koegel	Director	March 9, 2022
John Koegel

/s/ Cherrie Nanninga	Director	March 9, 2022
Cherrie Nanninga

/s/ Craig Phillips	Director	March 9, 2022
Craig Phillips

/s/ Veronique Gabai-Pinsky	Director	March 9, 2022
Veronique Gabai-Pinsky

/s/ Bruce Pollack	Director	March 9, 2022
Bruce Pollack

/s/ Michael J. Regan	Director	March 9, 2022
Michael J. Regan

/s/ Michael Schnabel	Director	March 9, 2022
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Lifetime Brands, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lifetime Brands, Inc. (and subsidiaries) (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We did not audit the financial statements of Grupo Vasconia, S.A.B. and subsidiaries, a corporation in which the Company has a 24.7% interest. In the consolidated financial statements, the Company’s investment in Grupo Vasconia, S.A.B. and Subsidiaries is stated at $22.3 million and $20.0 million as of December 31, 2021 and 2020, respectively, and the Company’s equity in the net (loss) income of Grupo Vasconia, S.A.B. and Subsidiaries is stated at $1.8 million in 2021, $1.5 million in 2020 and $0.5 million in 2019. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Grupo Vasconia, S.A.B. and Subsidiaries, is based solely on the reports of the other auditors.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 9, 2022 expressed an unqualified opinion thereon.
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

Long-lived Asset Impairment

Description of the Matter
As described in Note 7 to the consolidated financial statements, during the fourth quarter of 2021, the Company identified triggering events, which resulted in the Company assessing its International asset group for recoverability. The Company's test of recoverability and fair value measurement for the asset group resulted in an impairment charge of $14.8 million relating to finite-lived intangible assets in the International segment.

Auditing the Company's measurement of impairment involved a high degree of subjectivity as estimates underlying the determination of fair values were based on assumptions about future economic conditions. Significant assumptions used in the Company's fair value estimates included projected net sales, earnings before interest, taxes, depreciation and amortization (“EBITDA”), terminal growth rates and the discount rate.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company's processes to determine its asset groups, the fair value of the related assets and calculation of the long-lived asset impairment charges. This included testing management’s review controls relating to the Company’s valuation models and significant assumptions, described above.

To test the estimated fair value of the company's long-lived assets, we performed audit procedures that included, among other procedures, assessing methodologies and testing the significant assumptions and the underlying data used by the Company in its analyses. We evaluated our historical experience with management’s effort in producing accurate projections of revenue growth and EBITDA by comparing its historical projections to the Company’s actual performance. We tested the significant assumptions discussed above, as well as the completeness and accuracy of the underlying data used in the valuations. We assessed the appropriateness of the Company’s projections by comparing them to general and sector-specific market expectations. We engaged our valuation specialists to assist in assessing the reasonableness of the discount rate, the valuation models and significant assumptions used in the valuation of the finite-lived assets in the International segment. In order to reflect the uncertainty inherent in the projections, we inspected the sensitivity analyses performed by the Company and performed our own sensitivity analyses by increasing or decreasing the significant assumptions and evaluated the potential outcome for each of the finite-lived assets.

Estimation of Variable Consideration

Description of the Matter
For the year ended December 31, 2021, the Company reported net sales of $862.9 million. As described in Note 2 of the audited consolidated financial statements, the Company offers various sales incentives and promotional programs to its customers in the normal course of business. These sales incentives and promotional spending, typically including cooperative advertising, buydowns, volume rebates and discounts, represent variable consideration and are reflected as reductions in net sales in the Company’s consolidated statements of operations. While a majority of the sales incentives and promotions are contractually agreed upon with the Company’s customers, certain discounts require the Company to estimate the sales incentive and promotions based on historical experience and other known factors or as the most likely amount in a range of possible outcomes.

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
Jericho, New York
March 9, 2022

LIFETIME BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands - except share data)

	December 31,
	2021	2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$27,982	$35,963
Accounts receivable, less allowances of $16,544 at December 31, 2021 and $17,013 at December 31, 2020	175,076	170,037
Inventory	270,516	203,164
Prepaid expenses and other current assets	11,499	12,129
TOTAL CURRENT ASSETS	485,073	421,293
PROPERTY AND EQUIPMENT, net	20,748	23,120
OPERATING LEASE RIGHT-OF-USE ASSETS	86,487	96,543
INVESTMENTS	22,295	20,032
INTANGIBLE ASSETS, net	212,678	244,025
OTHER ASSETS	1,793	2,468
TOTAL ASSETS	$829,074	$807,481
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturity of term loan	$5,771	$17,657
Accounts payable	82,573	66,095
Accrued expenses	112,741	80,050
Income taxes payable	604	4,788
Current portion of operating lease liabilities	12,612	11,480
TOTAL CURRENT LIABILITIES	214,301	180,070
OTHER LONG-TERM LIABILITIES	12,116	16,483
INCOME TAXES PAYABLE, LONG-TERM	1,472	1,444
OPERATING LEASE LIABILITIES	90,824	102,355
DEFERRED INCOME TAXES	12,842	10,714
REVOLVING CREDIT FACILITY	—	27,302
TERM LOAN	241,873	238,977
STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value, shares authorized: 100 shares of Series A and 2,000,000 shares of Series B; none issued and outstanding	—	—
Common stock, $0.01 par value, shares authorized: 50,000,000 at December 31, 2021 and 2020; shares issued and outstanding: 22,018,016 at December 31, 2021 and 21,755,195 at December 31, 2020	220	218
Paid-in capital	271,556	268,666
Retained earnings	17,419	424
Accumulated other comprehensive loss	(33,549)	(39,172)
TOTAL STOCKHOLDERS’ EQUITY	255,646	230,136
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$829,074	$807,481
See Notes to consolidated financial statements.

LIFETIME BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands – except per share data)

	Year Ended December 31,
	2021	2020	2019
Net sales	$862,924	$769,169	$734,902
Cost of sales	559,605	495,171	479,711
Gross margin	303,319	273,998	255,191
Distribution expenses	80,772	72,845	72,543
Selling, general and administrative expenses	156,945	155,872	161,618
Goodwill and other intangible asset impairments	14,760	20,100	42,990
Restructuring expenses	—	211	1,435
Income (loss) from operations	50,842	24,970	(23,395)
Interest expense	(15,524)	(17,277)	(20,780)
Mark to market gain (loss) on interest rate derivatives	1,062	(2,144)	402
Income (loss) before income taxes and equity in earnings	36,380	5,549	(43,773)
Income tax provision	(16,541)	(9,866)	(1,109)
Equity in earnings, net of taxes	962	1,310	467
NET INCOME (LOSS)	$20,801	$(3,007)	$(44,415)
BASIC INCOME (LOSS) PER COMMON SHARE	$0.97	$(0.14)	$(2.16)
DILUTED INCOME (LOSS) PER COMMON SHARE	$0.94	$(0.14)	$(2.16)
See Notes to consolidated financial statements.

LIFETIME BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year ended December 31,
	2021	2020	2019
Net income (loss)	$20,801	$(3,007)	$(44,415)
Other comprehensive income (loss), net of tax:
Translation adjustment	690	(2,062)	(292)
Amount reclassified	3,404	235	—
Total translation gain (loss)	4,094	(1,827)	(292)
Deferred gains (losses) on cash flow hedges:
Fair value adjustment, net of tax of $(246), $803 and $(347)	(311)	(3,273)	1,212
Less: Settlement of cash flow hedges	1,514	984	(209)
Total deferred gains (losses) on cash flow hedges	1,203	(2,289)	1,003
Effect of retirement benefit obligations:
Net income (loss) arising from retirement benefit obligations, net of tax of $(64), $259 and $251	191	(680)	(601)
Less: amortization of loss included in net income (loss), net of tax of $(45), $(52) and $(34)	135	79	51
Total effects of retirement benefit obligations	326	(601)	(550)
Other comprehensive income (loss), net of tax	5,623	(4,717)	161
Comprehensive income (loss)	$26,424	$(7,724)	$(44,254)
See Notes to consolidated financial statements.

LIFETIME BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common stock		Paid-in capital	Retained earnings	Accumulated other comprehensive loss
	Shares	Amount				Total
BALANCE AT DECEMBER 31, 2018	20,764	$208	$258,637	$55,264	$(34,616)	$279,493
Net loss	—	—	—	(44,415)	—	(44,415)
Other comprehensive income, net of tax	—	—	—	—	161	161
Performance shares issued to employees	67	1	(1)	—	—	—
Net issuance of restricted shares granted to employees and directors	416	4	(4)	—	—	—
Stock compensation expense	—	—	5,021	—	—	5,021
Net exercise of stock options	53	1	131	—	—	132
Shares effectively repurchased for required employee withholding taxes	(44)	(1)	(398)	—	—	(399)
Dividends (1)	—	—	—	(3,676)	—	(3,676)
BALANCE AT DECEMBER 31, 2019	21,256	$213	$263,386	$7,173	$(34,455)	$236,317
Net loss	—	—	—	(3,007)	—	(3,007)
Other comprehensive loss, net of tax	—	—	—	—	(4,717)	(4,717)
Performance shares issued to employees	62	1	(1)	—	—	—
Net issuance of restricted shares granted to employees and directors	525	5	(5)	—	—	—
Stock compensation expense	—	—	5,916	—	—	5,916
Net exercise of stock options	3	0	27	—	—	27
Shares effectively repurchased for required employee withholding taxes	(91)	(1)	(657)	—	—	(658)
Dividends (1)	—	—	—	(3,742)	—	(3,742)
BALANCE AT DECEMBER 31, 2020	21,755	$218	$268,666	$424	$(39,172)	$230,136
Net income	—	—	—	20,801	—	20,801
Other comprehensive income, net of tax	—	—	—	—	5,623	5,623
Performance shares issued to employees	150	1	(1)	—	—	—
Net issuance of restricted shares granted to employees and directors	221	2	(2)	—	—	—
Stock compensation expense	—	—	5,204	—	—	5,204
Net exercise of stock options	106	1	876	—	—	877
Shares effectively repurchased for required employee withholding taxes	(214)	(2)	(3,187)	—	—	(3,189)
Dividends (1)	—	—	—	(3,806)	—	(3,806)
BALANCE AT DECEMBER 31, 2021	22,018	$220	$271,556	$17,419	$(33,549)	$255,646
(1)Cash dividend declared per share of common stock, were $0.17, $0.17 and $0.17 in 2019, 2020 and 2021, respectively.
See Notes to consolidated financial statements.

LIFETIME BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2021	2020	2019
OPERATING ACTIVITIES
Net income (loss)	$20,801	$(3,007)	$(44,415)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,520	24,664	25,115
Goodwill and other intangible asset impairments	14,760	20,100	42,990
Amortization of financing costs	1,739	1,774	1,748
Mark to market (gain) loss on interest rate derivatives	(1,062)	2,144	(402)
Non-cash lease expense	(1,294)	2,379	1,047
Provision (recovery) for doubtful accounts	(5)	3,291	(163)
Deferred income taxes	1,799	(1,861)	(1,073)
Stock compensation expense	5,217	5,951	5,041
Undistributed (earnings) from equity investment, net of taxes	(807)	(1,258)	(343)
SKU Rationalization	—	—	8,500
Changes in operating assets and liabilities
Accounts receivable	(5,531)	(43,760)	(2,096)
Inventory	(67,501)	(28,979)	(7,455)
Prepaid expenses, other current assets and other assets	2,043	1,088	(3,855)
Accounts payable, accrued expenses and other liabilities	48,579	55,721	5,108
Income taxes receivable	—	1,577	(135)
Income taxes payable	(4,270)	4,989	260
NET CASH PROVIDED BY OPERATING ACTIVITIES	36,988	44,813	29,872
INVESTING ACTIVITIES
Purchases of property and equipment	(3,986)	(2,082)	(9,169)
Proceeds from sale of shares of equity method investment	3,061	—	—
Acquisition	(178)	—	—
NET CASH USED IN INVESTING ACTIVITIES	(1,103)	(2,082)	(9,169)
FINANCING ACTIVITIES
Proceeds from revolving credit facility	103,385	129,244	345,494
Repayments of revolving credit facility	(130,662)	(135,463)	(355,730)
Repayments of Term Loan	(10,478)	(7,583)	(2,750)
Cash dividends paid	(3,843)	(3,651)	(3,571)
Payments for finance lease obligations	(117)	(152)	(92)
Proceeds from the exercise of stock options	877	27	132
Payments of tax withholding for stock based compensation	(3,189)	(658)	(399)
NET CASH USED IN FINANCING ACTIVITIES	(44,027)	(18,236)	(16,916)
Effect of foreign exchange on cash	161	98	(64)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,981)	24,593	3,723
Cash and cash equivalents at beginning of year	35,963	11,370	7,647
CASH AND CASH EQUIVALENTS AT END OF YEAR	$27,982	$35,963	$11,370
See Notes to consolidated financial statements.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

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
Foreign currency gains and losses included within selling, general and administrative expenses were a $1.3 million loss in 2021, a $0.5 million gain in 2020, and a $0.1 million gain in 2019.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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
Distribution expenses
Distribution expenses consist primarily of warehousing expenses and freight-out expenses. Freight-out expenses were $19.2 million, $15.4 million and $15.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. Handling costs of products sold are included in cost of sales.
Advertising expenses
Advertising expenses are expensed as incurred and are included in selling, general and administrative expenses. Advertising expenses were $4.4 million, $3.4 million and $4.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Accounts receivable
The Company periodically reviews the collectability of its accounts receivable and establishes allowances for estimated losses that could result from the inability of its customers to make required payments, taking into consideration customer credit history and financial condition, industry and market segment information, credit reports, and economic trends and conditions such as the impact of the COVID-19 pandemic. A considerable amount of judgment is required to assess the ultimate realization of these receivables including assessing the initial and on-going creditworthiness of the Company’s customers.
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
The sales of accounts receivable, under the Company’s Receivable Purchase Agreement with HSBC, are reflected as a reduction of accounts receivable in the Company’s consolidated balance sheet at the time of sale and any related expense is included in selling, general and administrative expenses in the Company’s consolidated statements of operations.
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
December 31, 2021
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
During the years ended December 31, 2021, 2020 and 2019, Wal-Mart Stores, Inc., including Sam’s Club and, in the U.K., Asda Superstore, (“Walmart”), accounted for 18%, 20% and 16% of consolidated net sales, respectively. During the years ended December 31, 2021, 2020 and 2019, sales to Costco Wholesale Corporation (“Costco”) accounted for 12%, 11%, and 11% of consolidated net sales. During the year ended December 31, 2021 and 2020, Amazon.com Inc., (“Amazon”), accounted for 12% and 10% of consolidated net sales. Sales to Walmart, Costco and Amazon are included in the Company's U.S. and International segments. No other customers accounted for 10% or more of the Company’s sales during these periods.
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
December 31, 2021
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
The Company also evaluates qualitative factors to determine whether impairment indicators exist for its indefinite lived intangibles and performs quantitative tests if required. These tests can include the relief from royalty model or other valuation models. See NOTE 7 — GOODWILL AND INTANGIBLE ASSETS for further discussion regarding impairment of indefinite lived intangibles.
Long-lived assets, including intangible assets deemed to have finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit or material adverse changes in the business climate that indicate that the carrying amount of an asset may be impaired. When impairment indicators are present, the recoverability of the asset is measured by comparing the carrying value of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset is not recoverable, the impairment to be recognized is measured by the amount by which the carrying amount of each long-lived asset exceeds the fair value of the asset. See NOTE 7 — GOODWILL AND INTANGIBLE ASSETS for further discussion regarding impairment of long-lived assets.
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

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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
During the year ended December 31, 2019, the Company's U.S. segment incurred $0.7 million of restructuring expense related to the integration of Filament.
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

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Adopted accounting pronouncements
Effective January 1, 2021, the Company adopted ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles and simplifies the application of U.S. GAAP for other areas of Topic 740 by clarifying and amending the existing guidance. The adoption did not have a material impact on the Company’s consolidated financial statements.
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions to account for contract modifications, hedging relationships and other transactions that reference the London Inter-Bank Offered Rate ("LIBOR") or another reference rate that is expected to be discontinued as a result of reference rate reform. The guidance in ASU 2020-04 may be applied to contract modifications and hedging relationships as of any date from March 12, 2020 but no later than December 31, 2022 and should be applied on a prospective basis. The Company has not yet applied the guidance in ASU 2020-04 and is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08), which clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers. The new guidance is effective for public business entities for fiscal years beginning after December 15, 2022 on a prospective basis, with early adoption permitted. Management is currently evaluating the timing of adoption and the impact of this standard on its consolidated financial statements and related disclosures.
NOTE 2 — REVENUE
The Company sells products wholesale, to retailers and distributors, and sells products retail, directly to consumers. Wholesale sales and retail sales are recognized at the point in time the customer obtains control of the products in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products. To indicate the transfer of control, the Company must have a present right to payment, legal title must have passed to the customer, the customer must have the significant risks and rewards of ownership, and where acceptance is not a formality, the customer must have accepted the product or service. The Company’s principal terms of sale are Free on Board ("FOB") Shipping Point, or equivalent, and, as such, the Company primarily transfers control and records revenue for product sales upon shipment. Sales arrangements with delivery terms that are not FOB Shipping Point are not recognized upon shipment and the transfer of control for revenue recognition is evaluated based on the associated shipping terms and customer obligations. Shipping and handling fees that are billed to customers in sales transactions are included in net sales and amounted to $3.9 million, $3.9 million and $3.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.
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

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Payment terms vary by customer, but generally range from 30 to 90 days or at the point of sale for the Company’s retail direct sales. As a result of the COVID-19 pandemic, beginning in the first quarter of 2020 and lasting through the fourth quarter of 2020, many of the Company's customers that operate retail locations temporarily closed their stores voluntarily or as mandated by government stay at home orders. In response to these closings, the affected customers had requested temporary extended payment terms.
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
The following tables present the Company’s net sales disaggregated by segment, product category and geographic region for the years ended December 31, 2021, 2020 and 2019 (in thousands).

	Year Ended December 31,
	2021	2020	2019
		(in thousands)
U.S. segment
Kitchenware	$487,797	$426,883	$354,331
Tableware	167,181	141,113	156,061
Home Solutions	115,655	115,543	133,779
Total U.S. segment	770,633	683,539	644,171

International segment	92,291	85,630	90,731
Total net sales	$862,924	$769,169	$734,902

	Year ended December 31,
	2021	2020	2019
		(in thousands)
United States	$743,319	$658,285	$612,762
United Kingdom	54,150	54,364	62,991
Rest of World	65,455	56,520	59,149
Total net sales	$862,924	$769,169	$734,902
NOTE 3 —ACQUISITION
On February 26, 2021, the Company acquired the business and certain assets of Year & Day, a designer and distributor of ceramic dinnerware, stainless steel flatware and Italian glassware, for cash in the amount of $0.2 million. The assets and operating results of the Year & Day brand are reflected in the Company’s consolidated financial statements in accordance with ASC Topic No. 805, Business Combinations, commencing from the acquisition date. The purchase price was allocated based on the fair values of the assets acquired which consistent of inventory $0.3 million and liabilities assumed of $0.1 million. The Year & Day acquisition did not have a material impact on the Company's consolidated statement of operations for the year ended December 31, 2021.
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

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
lease payments. As most of the Company’s operating leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.
The components of lease costs for the year ended December 31, 2021, 2020 and 2019 were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Operating lease costs (1):
Fixed lease expense	$17,860	$18,181	$18,898
Variable lease expense	5,833	$3,798	$4,571
Total	$23,693	$21,979	$23,469
(1) Expenses are recorded within distribution expenses and selling, general and administrative expenses.
Supplemental cash flow information for the year ended December 31, 2021, 2020 and 2019 were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$19,154	$15,802	$17,851
Total	$19,154	$15,802	$17,851

	Year Ended December 31,
	2021	2020	2019
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,299	$—	$118,447
Total	$1,299	$—	$118,447
Included in machinery, furniture and equipment at each of December 31, 2021 and 2020 is $0.3 million and $0.4 million, respectively, related to assets recorded under finance leases. Included in accumulated depreciation and amortization at December 31, 2021 and December 31, 2020 is $0.2 million related to assets recorded under finance leases.
During the period ended December 31, 2020, in response to the COVID-19 pandemic, the Company negotiated COVID-19-related rent concessions for several of its leased properties. The majority of these rent concessions were in the form of deferred rent payments for one or more months. The Company applied the guidance issued in the FASB staff Q&A - Topic 842 and Topic 840: Accounting For Lease Concessions Related to the Effects of the COVID-19 Pandemic, and elected to account for these rent concessions as if no changes to the lease were made and continued to recognize the straight-line lease expense. The COVID-19 related deferred rent payments as of December 31, 2020 were $1.0 million were deferred into fiscal year 2021. As of December 31, 2021, all deferred payments have been paid.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
The aggregate future lease payments for operating leases as of December 31, 2021 were as follows (in thousands):

Operating
2022	$18,534
2023	18,552
2024	18,133
2025	18,032
2026	17,459
Thereafter	38,590
Total lease payments	129,300
Less: Interest	(25,864)
Present value of lease payments	$103,436
Average lease terms and discount rates were as follows:

	December 31, 2021	December 31, 2020
Weighted-average remaining lease term (years)
Operating leases	7.3	8.2
Weighted-average discount rate
Operating leases	6.2%	6.2%
NOTE 5 — SALE OF ACCOUNTS RECEIVABLE
To improve its liquidity during seasonally high working capital periods, the Company has an uncommitted Receivables Purchase Agreement with HSBC Bank USA, as Purchaser (the “Receivables Purchase Agreement”). Under the Receivables Purchase Agreement, the Company may offer to sell certain eligible accounts receivables (the “Receivables”) to HSBC Bank USA, which may accept such offer, and purchase the offered Receivables. Under the Receivables Purchase Agreement, following each purchase of Receivables, the outstanding aggregate purchased Receivables shall not exceed $30.0 million. HSBC Bank USA will assume the credit risk of the Receivables purchased; and, the Company will continue to be responsible for all non-credit risk matters. The Company will service the Receivables, and as such servicer, collect and otherwise enforce the Receivables on behalf of HSBC Bank USA. The term of the agreement is for 364 days and automatically extends for annual successive terms unless terminated. Either party may terminate the agreement at any time upon 60 days prior written notice to the other party. Pursuant to this agreement, the Company sold $150.7 million and $159.4 million of Receivables during the years ended December 31, 2021 and 2020, respectively. At December 31, 2021 and 2020, $28.8 million and $24.7 million, respectively, of receivables sold are outstanding and are due to HSBC Bank USA from customers. A charge of $0.4 million related to the sale of the Receivables is included in selling, general and administrative expenses in the consolidated statements of operations for both the years ended December 31, 2021 and 2020.
NOTE 6 — EQUITY INVESTMENTS
The Company owns 24.7% of the outstanding capital stock of Vasconia, an integrated manufacturer of aluminum products and one of Mexico’s largest housewares companies. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange. The Quotation Key is VASCONI. The Company accounts for its investment in Vasconia using the equity method of accounting and records its proportionate share of Vasconia’s net income in the Company’s statement of operations. Accordingly, the Company has recorded its proportionate share of Vasconia’s net income (reduced for amortization expense related to the customer relationships acquired) for the years ended December 31, 2021, 2020 and 2019 in the accompanying consolidated statements of operations.
On June 30, 2021, Vasconia sold shares, which diluted the Company’s investment ownership from approximately 30% to approximately 27%. The Company recorded a non-cash gain of $1.7 million, increasing the Company’s investment balance. Additionally, a loss of $2.0 million was recognized for the proportionate share of the diluted ownership for amounts previously recognized in accumulated other comprehensive loss. The net loss of $0.3 million was included in equity in earnings, net of taxes, in the accompanying consolidated statements of operations for the year ended December 31, 2021.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
On July 29, 2021, the Company sold 2.2 million shares further reducing its ownership from approximately 27% to 24.7% in Vasconia for net cash proceeds of approximately $3.1 million, as a result the Company recorded a gain of $1.0 million, after decreasing the Company’s investment balance. The gain on the sale resulted in a tax expense of $0.1 million. Additionally, a loss of $1.4 million was recognized for the proportionate share of the reduced ownership for amounts previously recognized in accumulated other comprehensive loss. The net loss, including taxes, of $0.5 million was included in equity in earnings, net of taxes, in the accompanying consolidated statements of operations for the year ended December 31, 2021. The Company continues to apply the equity method of accounting.
The value of the Company’s investment balance has been translated from Mexican pesos (“MXN”) to U.S. dollars (“USD”) using the spot rate of MXN 20.46 and MXN 19.88 at December 31, 2021 and 2020, respectively.
The Company's proportionate share of Vasconia's net income (loss) has been translated from MXN to USD using the following exchange rates:

	Year Ended December 31,
	2021	2020	2019
Average exchange rate (MXN to USD)	20.01 - 20.74	19.91 - 23.31	19.11 - 19.42
The effect of the translation of the Company’s investment, as well as the translation of Vasconia’s balance sheet, resulted in an increase of the investment of $1.0 million during the year ended December 31, 2021 and a decrease of the investment of $2.7 million during the year ended December 31, 2020. These translation effects are recorded in accumulated other comprehensive loss. The Company received cash dividends of $0.2 million, $0.1 million and $0.1 million, from Vasconia during the years ended December 31, 2021, 2020 and 2019, respectively.
The amounts due to and due from Vasconia as of December 31, 2021 and 2020 are as follows (in thousands):

Vasconia due to and due from balances	Balance Sheet Location	December 31, 2021	December 31, 2020
Amounts due from Vasconia	Prepaid expenses and other current assets	$80	$55
Amounts due to Vasconia	Accrued expenses and Accounts payable	$(146)	(91)
Summarized income statement information for the years ended December 31, 2021, 2020 and 2019, as well as summarized balance sheet information as of December 31, 2021 and 2020, for Vasconia, calculated in accordance with U.S. GAAP, in USD and MXN is as follows:

	Year Ended December 31,
	2021		2020		2019
	(in thousands)
	USD	MXN	USD	MXN	USD	MXN
Income Statement
Net sales	$240,186	$4,871,845	$156,391	$3,330,855	$159,746	$3,074,398
Gross profit	52,574	1,064,557	24,947	540,244	34,032	654,342
Income (loss) from operations	15,536	313,156	(102)	6,674	8,620	165,287
Net income	7,017	141,972	5,566	108,678	1,757	28,892

	December 31,
	2021		2020
	(in thousands)
	USD	MXN	USD	MXN
Balance Sheet
Current assets	$127,544	$2,609,038	$94,820	$1,885,323
Non-current assets	123,938	2,535,273	100,140	1,991,116
Current liabilities	93,365	1,909,870	69,241	1,376,742
Non-current liabilities	57,753	1,181,398	48,419	962,723
The Company recorded equity in earnings of Vasconia, net of taxes, of $1.8 million, $1.5 million and $0.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
As of December 31, 2021, the fair value (based on Level 1 inputs using the quoted stock price) of the Company’s investment in Vasconia was $31.5 million. The carrying value of the Company’s investment in Vasconia was $22.3 million.
Lifetime Brands Do Brasil Participacoes Ltda., a 100% owned subsidiary of Lifetime Brands, Inc., was dissolved on May 5, 2020. The subsidiary held a note receivable relating to the 2016 sale of its 40% equity interest in GS International S/A (“GSI”), a wholesale distributor of branded housewares products in Brazil, which was accounted for as an equity method investment. The final installment due on the note receivable was received prior to dissolution of the subsidiary. Foreign currency translation losses of $0.2 million, which were previously recorded as a component of stockholder’s equity within accumulated other comprehensive loss, were recognized in earnings upon dissolution of this subsidiary during the year ended December 31, 2020. The Company included this loss within equity in earnings, net of taxes.
NOTE 7 — GOODWILL AND INTANGIBLE ASSETS
The Company’s intangible assets consist of the following (in thousands):

	Year Ended December 31,
	2021				2020
	Gross	Impairment	Accumulated Amortization	Net	Gross	Impairment	Accumulated Amortization	Net
Goodwill	$30,271	$—	$—	$30,271	$49,371	$(19,100)	$—	$30,271
Indefinite -lived intangible assets:
Trade names (1)	49,600	—	—	49,600	50,600	(1,000)	—	49,600
Finite -lived intangible assets:
Licenses	15,847	—	(11,198)	4,649	15,847	—	(10,742)	5,105
Trade names (1)	51,856	(2,546)	(23,829)	25,481	52,030	—	(20,874)	31,156
Customer relationships	177,245	(11,766)	(65,863)	99,616	177,801	—	(54,008)	123,793
Other	6,566	(448)	(3,057)	3,061	6,582	—	(2,482)	4,100
Total	$331,385	$(14,760)	$(103,947)	$212,678	$352,231	$(20,100)	$(88,106)	$244,025
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

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
A summary of the activities related to the Company’s intangible assets for the years ended December 31, 2021, 2020 and 2019 consists of the following (in thousands):

	Intangible Assets	Goodwill	Total Intangible Assets and Goodwill
Goodwill and Intangible Assets, December 31, 2018	$247,157	$91,690	$338,847
Purchase price adjustment	—	972	972
Foreign currency translation adjustment	786	(301)	485
Amortization	(16,843)	—	(16,843)
Impairment of goodwill	—	(42,990)	(42,990)
Goodwill and Intangible Assets, December 31, 2019	231,100	49,371	280,471
Foreign currency translation adjustment	607	—	607
Amortization	(16,953)	—	(16,953)
Impairment of indefinite -lived intangible assets	(1,000)	—	(1,000)
Impairment of goodwill	—	(19,100)	(19,100)
Goodwill and Intangible Assets, December 31, 2020	213,754	30,271	244,025
Foreign currency translation adjustment	(364)	—	(364)
Amortization	(16,223)	—	(16,223)
Impairment of finite -lived intangible assets	(14,760)	—	(14,760)
Goodwill and Intangible Assets, December 31, 2021	$182,407	$30,271	$212,678
The weighted-average amortization periods for the Company’s finite-lived intangible assets as of December 31, 2021 are as follows:

Years
Trade names	15
Licenses	33
Customer relationships	14
Other	10
Estimated amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

Year ending December 31,
2022	$13,654
2023	13,652
2024	13,317
2025	13,066
2026	12,716
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

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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
International Reporting Unit
The carrying value of the goodwill for the International reporting unit was zero as of December 31, 2021 and 2020.
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
U.S. Reporting Unit
The Company performed its annual impairment assessment of its U.S. reporting unit as of October 1, 2021 by comparing the fair value of the reporting unit with its carrying value. The Company performed the analysis using a discounted cash flow and market multiple method. As of October 1, 2021, the fair value of the U.S. reporting unit exceeded the carrying value of goodwill.
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
As of December 31, 2021, the Company assessed the carrying value of goodwill and determined, based on qualitative factors, that no impairment indicators existed for goodwill.
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

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Annual indefinite-lived trade name impairment test
The Company values its indefinite-lived trade names using a relief-from-royalty approach, which assumes the value of the trade name is the discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the trade name and instead licensed the trade name from another company.
The Company bypassed the optional qualitative impairment analysis for its indefinite-lived trade name assets annual October 1, 2021 impairment test. As of October 1, 2021, the Company completed the quantitative impairment analysis by comparing the fair value of the indefinite-lived trade names to their respective carrying value. The Company determined that the fair value of all its indefinite-lived trade names were above their respective carrying values. While the indefinite-lived trade names were not determined to be impaired, the indefinite-lived trade names are at risk of future impairment in the event the trade names do not perform as projected or if market factors utilized in the impairment analysis deteriorate, including an unfavorable change in long-term growth rates or the weighted average cost of capital.
As of December 31, 2021, the Company assessed the carrying value of its indefinite-lived trade names and determined based on qualitative factors that no impairment existed.
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
Long-lived assets impairment test
During the fourth quarter of 2021, due to lower than expected operating results for the International segment caused by continuing impacts of COVID-19 and the exit of the U.K. from the European Union, impairment indicators were identified for the International asset group. The Company tested the recoverability of the asset group, concluding it was not recoverable and performed an analysis of the fair value of the international long-lived assets. For the finite-lived intangible assets, the Company performed discounted cash flow analysis and recorded an impairment of $14.8 million within the international segment.
NOTE 8 — DEBT
The Company’s credit agreement (the “ABL Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), includes a senior secured asset-based revolving credit facility in the maximum aggregate principal amount of $150.0 million, which will mature on March 2, 2023, and a loan agreement (the “Term Loan” and together with the ABL Agreement, the “Debt Agreements”) that provides for a senior secured term loan credit facility in the original principal amount of $275.0 million, which matures on February 28, 2025. The Term Loan facility will be repaid in quarterly payments, which commenced June 30, 2018, of principal equal to 0.25% of the original aggregate principal amount of the Term Loan facility. The Term Loan requires the Company to make an annual prepayment of principal based upon excess cash flow (the “Excess Cash Flow”), if any. This estimated amount is recorded in the current maturity of term loan on the consolidated balance sheets. Per the Debt Agreements, when the Company makes an Excess Cash Flow payment, the payment is first applied to satisfy the future quarterly required payments in order of maturity. The maximum borrowing amount under the ABL Agreement may be increased to up to $200.0 million if certain conditions are met. One or more tranches of Incremental Facilities may be added under the Term Loan if certain conditions are met. The Incremental Facilities may not exceed the sum of (i) $50.0 million plus (ii) an unlimited amount so long as, in the case of (ii) only, the Company’s secured net leverage ratio, as defined in and computed pursuant to the Term Loan, is no greater than 3.75 to 1.00 subject to certain limitations and for the period defined pursuant to the Term Loan.
As of December 31, 2021 and 2020, the total availability under the ABL Agreement were as follows (in thousands):

	December 31, 2021	December 31, 2020
Maximum aggregate principal allowed	$150,000	$150,000
Outstanding borrowings under the ABL Agreement	—	(27,302)
Standby letters of credit	(3,659)	(2,698)
Total availability under the ABL Agreement	$146,341	$120,000

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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
The current and non-current portions of the Company’s Term Loan facility included in the consolidated balance sheets are presented as follows (in thousands):

	December 31, 2021	December 31, 2020
Current portion of Term Loan facility:
Estimated Excess Cash Flow principal payment	$7,200	$19,120
Estimated unamortized debt issuance costs	(1,429)	(1,463)
Total Current portion of Term Loan facility	$5,771	$17,657

Non-current portion of Term Loan facility:
Term Loan facility, net of current portion	$244,927	$243,485
Estimated unamortized debt issuance costs	(3,054)	(4,508)
Total Non-current portion of Term Loan facility	$241,873	$238,977
The estimated Excess Cash Flow principal payment recorded at December 31, 2021 represents the Company’s estimate for the 2022 Excess Cash Flow payment. The 2021 Excess Cash Flow payment, paid on March 30, 2021, totaled $10.5 million. The Excess Cash Flow payment differs from the estimated amount at December 31, 2020 of $19.1 million as certain lenders opted to not require payment per the terms of the Debt Agreements.
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
Borrowings under the revolving credit facility bear interest, at the Company’s option, at one of the following rates: (i) an alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.5% or one-month LIBOR plus 1.0%, plus a margin of 0.25% to 0.75%, or (ii) LIBOR (or Euro Interbank Offered Rate “EURIBOR” for borrowings denominated in Euro; or Sterling Overnight Index Average “SONIA” for borrowings denominated in Pounds Sterling), plus a margin of 1.25% to 1.75%. The respective margins are based upon the Company’s total leverage ratio, as defined in and computed pursuant to the ABL Agreement. There were no outstanding borrowings under the ABL Agreement at December 31, 2021. In addition, the Company paid a commitment fee of 0.375% on the unused portion of the ABL Agreement during the year ended December 31, 2021.
The Term Loan facility bears interest, at the Company’s option, at one of the following rates: (i) an alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.50% or one-month LIBOR plus 1.0%, plus a margin of 2.50% or (ii) LIBOR plus a margin of 3.50%. The interest rate on outstanding borrowings under the Term Loan at December 31, 2021 was 4.5%.
The debt agreements provide for customary restrictions and events of default. Restrictions include limitations on additional indebtedness, acquisitions, investments and payment of dividends, among other things. Further, the ABL Agreement provides that

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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
The Company was in compliance with the covenants of the Debt Agreements at December 31, 2021. The Company expects that it will continue to borrow and repay funds, subject to availability, under the ABL Agreement based on working capital and other corporate needs.
Other Credit Agreements
A subsidiary of the Company holds a credit facility (“HSBC Facility”) with HSBC Bank (China) Company Limited, Shanghai Branch (“HSBC”) for up to $10.0 million Chinese renminbi ($1.6 million). The HSBC Facility is subject to annual renewal and may be used to fund general working capital needs of the Company’s subsidiary, which is a trading company in the China. Borrowings under the HSBC Facility were guaranteed by the Company and were granted at the sole discretion of HSBC. No borrowings were outstanding under the HSBC Facility at December 31, 2021 and 2020.
NOTE 9 — DERIVATIVES
Interest Rate Swap Agreements
The Company's net total outstanding notional value of interest rate swaps was $75 million at December 31, 2021.
The Company designated a portion of these interest rate swaps as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. The hedge periods of these agreements commenced in April 2018 and expire in March 2023. The original notional values are reduced over these periods. The aggregate notional value was $50.0 million at December 31, 2021.
In June 2019, the Company entered into additional interest rate swap agreements, with an aggregate notional value of $25.0 million at December 31, 2021. These non-designated interest rate swaps serve as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings and expire in February 2025.
Foreign Exchange Contracts
The Company is a party from time to time to certain foreign exchange contracts, primarily to offset the earnings impact related to fluctuations in foreign currency exchange rates associated with inventory purchases denominated in foreign currencies. Fluctuations in the value of certain foreign currencies as compared to the USD may positively or negatively affect the Company’s revenues, gross margins, operating expenses, and retained earnings, all of which are expressed in USD. Where the Company deems it prudent, the Company engages in hedging programs using foreign currency forward contracts aimed at limiting the impact of foreign currency exchange rate fluctuations on earnings. The Company purchases foreign currency forward contracts with terms less then 18 months to protect against currency exchange risks associated with the payment of merchandise purchases to foreign suppliers. The Company does not hedge the translation of foreign currency profits into USD, as the Company regards this as an accounting exposure rather than an economic exposure. The aggregate gross notional values of foreign exchange contracts at December 31, 2021 was $22.6 million. The Company had no outstanding foreign exchange contracts at December 31, 2020.
The Company is exposed to market risks, as well as changes in foreign currency exchange rates, as measured against the USD and each other, and changes to credit risk of derivative counterparties. The Company attempts to minimize these risks by primarily using foreign currency forward contracts and by maintaining counterparty credit limits. These hedging activities provide only limited protection against currency exchange and credit risk. Factors that could influence the effectiveness of the Company’s hedging programs include currency markets and availability of hedging instruments and liquidity of the credit markets. All foreign currency forward contracts that the Company enters into are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure. The Company does not enter into such contracts for speculative purposes and, as of December 31, 2021, the Company does not have any foreign currency forward contract derivatives that are not designated as hedges. These foreign exchange contracts have been designated as hedges in to order to apply hedge accounting.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are presented as follows (in thousands):

		December 31,
Derivatives designated as hedging instruments	Balance Sheet Location	2021	2020
Interest rate swaps	Accrued expenses	$288	$504
	Other Long-Term Liabilities	292	1,034
Foreign exchange contracts	Prepaid expenses and other current assets	461	—

		December 31,
Derivatives not designated as hedging instruments	Balance Sheet Location	2021	2020
Interest rate swaps	Other Long-Term Liabilities	$680	$1,742
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
The amounts of the gains and (losses), realized and unrealized, net of taxes, related to the Company’s derivative financial instruments designated as hedging instruments are recognized in other comprehensive income (loss) as follows (in thousands):

	Year ended December 31,
Derivatives designated as hedging instruments	2021	2020	2019
Interest rate swaps	$718	$(2,406)	$1,120
Foreign exchange contracts	485	117	(117)
Total	$1,203	$(2,289)	$1,003
Realized gains or (losses) on the interest rate swaps are reclassified into earnings as interest expense as the interest expense on the debt is recognized. The Company had no terminated or matured interest rate swaps during the year ended December 31, 2021.
Realized gains or (losses) on foreign exchange contracts that are reported in other comprehensive income (loss) are reclassified into cost of sales as the underlying inventory purchased is sold.
During the year ended December 31, 2021, the Company reclassified $1.5 million of cash flow hedges in accumulated other comprehensive losses to earnings. This comprised of a charge of $0.9 million related to interest rate swaps recognized in interest expense and a loss of $0.6 million related to foreign exchange contracts recognized in cost of sales. At December 31, 2021, the estimated amount of existing losses expected to be reclassified into earnings within the next 12 months was $0.5 million.
During the year ended December 31, 2020, the Company reclassified $1.0 million of cash flow hedges in accumulated other comprehensive losses to earnings. This comprised of $1.2 million related to interest rate swaps recognized in interest expense and a gain of $0.2 million related to foreign exchange contracts recognized in cost of sales.
The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are recognized in earnings as follows (in thousands):

		Year Ended December 31,
Derivatives not designated as hedging instruments	Location of Gain or (Loss)	2021	2020	2019
Interest rate swaps	Mark to market gain (loss) on interest rate derivatives	$1,062	$(2,144)	$402
	Interest expense	(458)	(327)	5
		$604	$(2,471)	$407

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
NOTE 10 — CAPITAL STOCK
Cash dividends
Dividends were declared in 2021 and 2020 as follows:

Dividend per share	Date declared	Date of record	Payment date
$0.0425	March 10, 2020	November 16, 2020	December 16, 2020
$0.0425	June 25, 2020	August 3, 2020	August 17, 2020
$0.0425	August 4, 2020	November 2, 2020	November 16, 2020
$0.0425	November 3, 2020	January 29, 2021	February 12, 2021
$0.0425	March 9, 2021	May 3, 2021	May 17, 2021
$0.0425	June 24, 2021	August 2, 2021	August 16, 2021
$0.0425	August 3, 2021	November 1, 2021	November 15, 2021
$0.0425	November 2, 2021	January 31, 2022	February 14, 2022
On March 8, 2022, the Board of Directors declared a quarterly dividend of $0.0425 per share payable on May 16, 2022 to shareholders of record on May 2, 2022.
Stock repurchase program
On April 30, 2013, Lifetime’s Board of Directors authorized the repurchase of up to $10.0 million of the Company’s common stock. The repurchase authorization permits the Company to effect repurchases from time to time through open market purchases and privately negotiated transactions. No shares were repurchased during the years ended December 31, 2021, 2020 and 2019.
Preferred stock
The Company is authorized to issue 100 shares of Series A Preferred Stock and 2,000,000 shares of Series B Preferred Stock, none of which has been issued or is outstanding at December 31, 2021.
Long-term incentive plan
The Company’s Amended and Restated 2000 Long-Term Incentive Plan (the “Plan”) provides for the granting of awards of up to 7,037,500 shares of common stock. These shares of the Company’s common stock are available for grants to directors, officers, employees, consultants and service providers and affiliates in the form of stock options or other equity-based awards. The Plan authorizes the Board of Directors of the Company, or a duly appointed committee thereof, to issue incentive stock options, non-qualified options, restricted stock, performance-based awards and other stock-based awards. Options that have been granted under the Plan expire over a range of 5 years to 10 years from the date of grant and vest over a range of up to 4 years from the date of grant. Shares of restricted stock that have been granted under the Plan vest over a range of up to 4 years from the date of grant. Performance-based awards that have been granted under the Plan vest after 3 years based upon the attainment of specified performance goals. As of December 31, 2021, there were 357,858 shares available for the grant of awards under the Plan.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Stock options
A summary of the Company’s stock option activity and related information for the three years ended December 31, 2021, is as follows:

	Options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Options outstanding at December 31, 2018	1,548,825	$13.87
Grants	296,500	9.21
Exercises	(75,000)	4.28
Cancellations	(19,625)	12.94
Expirations	(242,375)	13.95
Options outstanding at December 31, 2019	1,508,325	13.43
Grants	37,500	6.36
Exercises	(2,500)	10.79
Cancellations	(14,313)	11.09
Expirations	(242,112)	13.27
Options outstanding at December 31, 2020	1,286,900	13.28
Grants	48,000	14.18
Exercises (1)	(236,325)	11.71
Expirations	(4,000)	19.10
Options outstanding at December 31, 2021	1,094,575	13.64	4.9	$3,386
Options exercisable at December 31, 2021	911,115	$14.31	4.2	$2,345
(1) Includes the exercise of 2,000 options settled in cash in accordance with the Company’s Amended and Restated 2000 Long-Term Incentive Plan ("the Plan").
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their exercisable in-the-money stock options on December 31, 2021. The intrinsic value is calculated for each in-the-money stock option as the difference between the closing price of the Company’s common stock on December 31, 2021 and the exercise price.
The total intrinsic value of those stock options that were exercised in the year ended December 31, 2021 was $0.8 million. The total intrinsic values of those stock options that were exercised in the year ended December 31, 2020 was less than $0.1 million and in the year ended December 31, 2019 was $0.3 million. The intrinsic value of a stock option that is exercised is calculated at the date of exercise.
Total unrecognized stock option compensation expense at December 31, 2021, before the effect of income taxes, was $0.5 million and is expected to be recognized over a weighted-average period of 1.5 years.
The Company values stock options using the Black-Scholes option valuation model. The Black-Scholes option valuation model, as well as other available models, was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. The Black-Scholes option valuation model requires the input of highly subjective assumptions including the expected stock price volatility and risk-free interest rate. Because the Company’s stock options have characteristics significantly different from those of traded options, changes in the subjective input assumptions can materially affect the fair value estimates of the Company’s stock options. The weighted-average per share grant date fair value of stock options granted during the years ended December 31, 2021, 2020 and 2019, was $6.31, $2.26 and $2.77, respectively.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
The fair values for these stock options were estimated at the dates of grant using the following weighted-average assumptions:

	2021	2020	2019
Historical volatility	52%	49%	35%
Expected term (years)	6.3	6.3	6.0
Risk-free interest rate	1.08%	0.45%	1.82%
Expected dividend yield	1.20%	2.67%	1.80%
Restricted Stock
A summary of the Company’s restricted stock activity and related information for the three years ended December 31, 2021 is as follows:

	Restricted Shares	Weighted- average grant date fair value
Non-vested restricted shares, December 31, 2018	326,545	$14.63
Grants	439,747	9.25
Vested	(148,414)	14.54
Cancellations	(24,537)	13.97
Non-vested restricted shares, December 31, 2019	593,341	10.70
Grants	534,940	5.94
Vested	(322,398)	10.64
Cancellations	(10,296)	9.06
Non-vested restricted shares, December 31, 2020	795,587	7.54
Grants	220,658	14.27
Vested	(586,244)	7.19
Cancellations	(400)	11.42
Non-vested restricted shares, December 31, 2021	429,601	$11.47
Total unrecognized compensation expense remaining (in thousands)	$3,678
Weighted-average years expected to be recognized over	1.6
The total fair value of restricted stock that vested during the year ended December 31, 2021 was $8.9 million.
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

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
A summary of the Company’s performance-based award activity and related information for the three years ended December 31, 2021 is as follows:

	Performance - based awards (1)	Weighted- average grant date fair value
Non-vested performance-based awards, December 31, 2018	339,287	$14.82
Grants	158,525	9.19
Vested	(66,761)	15.69
Cancellations	(25,992)	15.44
Non-vested performance-based awards, December 31, 2019	405,059	12.43
Grants	106,275	6.36
Vested	(62,215)	18.45
Cancellations	(18,073)	15.49
Non-vested performance-based awards, December 31, 2020	431,046	9.94
Grants	176,915	14.18
Vested	(150,273)	12.79
Cancellations	(21,358)	12.76
Non-vested performance-based awards, December 31, 2021	436,330	$10.54
Total unrecognized compensation expense remaining (in thousands)	$2,415
Weighted-average years expected to be recognized over	1.9
(1)Represents the target number of shares to be issued for each performance-based award.
The total fair value of performance-based awards that vested during the year ended December 31, 2021 was $2.1 million.
On March 8, 2022, the Compensation Committee of the Board of Directors determined the performance goals set forth in the performance-based awards granted in 2019 were attained and 166,935 shares vested.
The Company recorded stock compensation expense as follows (in thousands):

	Year Ended December 31,
Stock Compensation Expense Components	2021	2020	2019
Equity based stock option expense	$417	$570	$617
Restricted and performance-based stock awards expense	4,787	5,346	4,404
Stock compensation expense for equity based awards	$5,204	$5,916	$5,021
Liability based stock option expense	13	35	20
Total Stock Compensation Expense	$5,217	$5,951	$5,041

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
NOTE 11 — INCOME (LOSS) PER COMMON SHARE
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
The calculations of basic and diluted income (loss) per common share for the years ended December 31, 2021, 2020 and 2019, are as follows:

	2021	2020	2019
	(in thousands - except per share amounts)
Net income (loss) – Basic and Diluted	$20,801	$(3,007)	$(44,415)
Weighted-average shares outstanding – Basic	21,397	20,860	20,597
Effect of dilutive securities:
Stock options and other stock awards	640	—	—
Weighted-average shares outstanding – Diluted	22,037	20,860	20,597
Basic income (loss) per common share	$0.97	$(0.14)	$(2.16)
Diluted income (loss) per common share	$0.94	$(0.14)	$(2.16)
Antidilutive shares (1)	380	2,167	2,120
(1) Stock options and other stock awards that have been excluded from the denominator as their inclusion would have been anti-dilutive.
NOTE 12 — INCOME TAXES
The components of income (loss) before income taxes and equity in earnings are as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Domestic	$61,045	$18,012	$(21,311)
Foreign	(24,665)	(12,463)	(22,462)
Total income (loss) before income taxes and equity in earnings	$36,380	$5,549	$(43,773)
The provision for income taxes (before equity in earnings) consists of:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Current:
Federal	$10,361	$8,522	$906
State and local	3,558	2,540	884
Foreign	823	665	392
Deferred	1,799	(1,861)	(1,073)
Income tax provision	$16,541	$9,866	$1,109
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
The CARES Act remedied certain aspects of the Tax Act such as accelerated depreciation recovery for assets defined as qualified improvement property and carryback of operating losses to fiscal tax years. The latter required carryback of Filament losses to pre-

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
acquisition fiscal years ended March 31, 2017 and March 31, 2016, which resulted in a tax expense that exceeded the benefit received from the various CARES Act provisions claimed by the Company. The Company received a tax refund of $2.3 million in the third quarter of 2020.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income tax assets and (liabilities) are as follows:

	December 31,
	2021	2020
	(in thousands)
Deferred income tax assets:
Operating lease liabilities	$26,158	$27,502
Stock options	1,825	2,178
Inventory	2,612	2,438
Operating loss carryforwards	15,684	9,894
Accounts receivable allowances	1,696	1,461
Accrued compensation	1,310	1,839
Deferred compensation	1,167	1,310
Other	1,536	3,061
Total deferred income tax assets	$51,988	$49,683
Deferred income tax liabilities:
Operating lease right-of-use assets	$(21,857)	$(23,127)
Fixed assets	(1,784)	(1,920)
Intangibles	(26,117)	(28,447)
Total deferred income tax liabilities	(49,758)	(53,494)
Net deferred income tax asset (liability)	2,230	(3,811)
Valuation allowance	(15,072)	(6,903)
Net deferred income tax liability	$(12,842)	$(10,714)
The Company has capital loss carryforwards of $7.6 million in foreign jurisdictions and $0.9 million in the U.S. federal jurisdiction at December 31, 2021 that are offset entirely by a valuation allowance.
The Company has net operating losses in foreign jurisdictions of $52.1 million and $12.2 million in state jurisdictions at December 31, 2021 that are offset entirely by a valuation allowance. The state net operating losses begin to expire in 2026.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
The provision for income taxes (before equity in earnings) differs from the amounts computed by applying the applicable federal statutory rates as follows:

	Year Ended December 31,
	2021	2020	2019
Federal income taxes at the statutory rate	21.0%	21.0%	21.0%
Increases (decreases):
State and local income taxes, net of Federal income tax benefit	8.8	38.9	(1.7)
Foreign rate differences	(8.0)	(43.9)	2.1
Impairment of goodwill (1)	—	65.5	(20.8)
Non-deductible expenses	3.3	16.4	(1.2)
Uncertain tax positions	0.1	4.0	(0.3)
Research and development credit	(1.1)	(7.2)	1.4
Federal return to provision	(0.4)	6.8	0.4
Loss of Filament pre-acquisition attributes due to CARES Act	—	8.6	—
Equity-based compensation	(0.6)	19.4	—
Valuation Allowance	22.4	48.3	(3.1)
Other	—	—	(0.3)
Provision for income taxes	45.5%	177.8%	(2.5)%
(1)In 2019, the rate for the impairment of goodwill was (20.8)% due to a pretax loss position.
The estimated values of the Company’s gross uncertain tax positions at December 31, 2021, 2020 and 2019 are liabilities of $1.1 million, $1.6 million and $1.5 million, respectively, and consist of the following:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Balance at January 1	$(1,648)	$(1,508)	$(1,975)
Additions based on tax positions related to the current year	(49)	(149)	(29)
Reductions for tax position of prior years	626	9	496
Balance at December 31	$(1,071)	$(1,648)	$(1,508)
The Company had approximately $0.2 million and $0.1 million, net of federal and state tax benefit, accrued at December 31, 2021 and 2020, respectively, for the payment of interest. The Company’s policy for recording interest and penalties is to record such items as a component of the provision for income taxes.
If the Company’s tax positions are ultimately sustained, the Company’s liability, including interest, would be reduced by $1.5 million, all of which would impact the Company’s tax provision. On a quarterly basis, the Company evaluates its tax positions and revises its estimates accordingly. The Company believes that it is reasonably possible that an immaterial amount of its tax positions will be resolved within the next twelve months.
The Company is no longer subject to U.S. Federal income tax examinations for the years prior to 2017. The Company has identified the following jurisdictions as “major” tax jurisdictions: U.S. Federal, California, Georgia, Illinois, Massachusetts, New Jersey, New York, and the United Kingdom. At December 31, 2021, the periods subject to examination by the Company’s major state jurisdictions, except for New York State, are generally for the years ended 2017 through 2020. In certain jurisdictions Filament may have additional periods subject to examination. The Company's New York State tax returns for years 2015-2016 remain under audit. The audit has been expanded to include tax years 2017-2019. As of December 31, 2021, there are no material assessments in any given year.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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

	Year Ended December 31,
	2021	2020	2019
		(in thousands)
Net sales:
U.S.	$770,633	$683,539	$644,171
International	92,291	85,630	90,731
Total net sales	$862,924	$769,169	$734,902
Income (loss) from operations:
U.S. (1)(2)	$100,336	$60,378	$19,826
International (3)(4)	(25,051)	(12,835)	(22,962)
Unallocated corporate expenses	(24,443)	(22,573)	(20,259)
Total income (loss) from operations	$50,842	$24,970	$(23,395)
Depreciation and amortization:
U.S.	$18,504	$20,018	$20,653
International	4,016	4,646	4,462
Total depreciation and amortization	$22,520	$24,664	$25,115
Capital expenditures:
U.S.	$3,838	$1,467	$2,078
International	148	615	7,091
Total capital expenditures	$3,986	$2,082	$9,169
(1)In 2019, income from operations for the U.S. segment include $0.7 million of restructuring expenses related to the U.S. restructuring plan and the Filament integration, respectively, as described in NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES
(2)In 2020 and 2019, the Company recognized non-cash impairment charges of $20.1 million and $33.2 million, respectively, related to the U.S. segment as described in NOTE 7 — GOODWILL AND INTANGIBLE ASSETS
(3)In 2020 and 2019, income from operations for the International segment includes $0.2 million and $0.7 million, respectively, of restructuring expenses, as described in NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES
(4)In 2021 and 2019, the Company recognized non-cash impairment charges of $14.8 million and $9.7 million, respectively, related to the international segment as described in NOTE 7 — GOODWILL AND INTANGIBLE ASSETS

	December 31,
	2021	2020
	(in thousands)
Assets:
U.S.	$706,000	$661,321
International	95,092	110,222
Unallocated corporate	27,982	35,938
Total assets	$829,074	$807,481

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

	Year Ended December 31,
	2021	2020
	(in thousands)
Goodwill:
U.S.
Beginning balance	$30,271	$49,371
Impairment	—	(19,100)
Total goodwill	$30,271	$30,271

Geographical information
The following table sets forth long-lived assets by the major geographic locations:

	December,
	2021	2020
	(in thousands)
Long-lived assets, excluding intangible assets, at period-end:
United States	$81,659	$92,093
Mexico	22,295	20,032
United Kingdom	26,429	28,764
Rest of World	940	1,274
Total	$131,323	$142,163

NOTE 14 — COMMITMENTS AND CONTINGENCIES
Royalties
The Company has license agreements that require the payment of royalties on sales of licensed products which expire through 2048. The estimated future minimum royalties payable under these agreements are as follows (in thousands):

Year ending December 31,
2022	$10,237
2023	649
2024	416
2025	171
2026	171
Thereafter	1,723
Total	$13,367
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
December 31, 2021
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
In December 2018, the Company, WSPR, and other identified Potentially Responsible Parties affiliated with the Site entered into tolling agreements to extend the statute of limitations for potential claims for the recovery of response costs for the initial operable unit under Section 107 of CERCLA. In February 2020, the tolling agreements were extended to November 2020. In November 2020, the tolling agreements were extended to November 2021. In October 2021, the tolling agreements were extended to November 2022. The tolling agreements do not constitute in any way an admission or acknowledgment of any fact, conclusion of law or liability by the parties to the agreements.
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

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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
In the event CBP accepts the evidence presented, then no additional duties or penalties will be owed. If CBP rejects the Company’s position, then the estimated amount of duties that could be owed is $1.7 million. In such event, it is reasonably possible that additional penalties could be assessed, depending upon the level of culpability found, of up to $3.4 million for negligence and up to $6.8 million for gross negligence. In the event penalties are assessed, the Company will have the opportunity to further contest CBP’s findings and seek cancellation or mitigation of such assessments.
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
NOTE 15 — RETIREMENT PLANS
401(k) plan and other defined contribution plans
The Company maintains a defined contribution retirement plan for eligible employees under Section 401(k) of the Internal Revenue Code. Participants can make voluntary contributions up to the Internal Revenue Service limit of $19,500 ($26,000 for employees 50 years or over) for 2021. The Company suspended its matching contribution in 2009 as an expense savings measure. The Company’s United Kingdom-based subsidiary, Lifetime Brands Europe Limited, maintains a defined contribution pension plan.
Retirement benefit obligations
The Company assumed retirement benefit obligations, which are paid to certain former executives of a business acquired in 2006. The obligations under the agreements with these former executives are unfunded and amounted to $7.4 million at December 31, 2021 and $8.0 million at December 31, 2020.
The discount rate used to calculate the retirement benefit obligations was 2.46% at December 31, 2021 and 2.02% at December 31, 2020. The retirement benefit obligations are included in accrued expenses and other long-term liabilities.
The Company expects to recognize $0.2 million of actuarial losses included in accumulated other comprehensive loss in net periodic benefit cost in 2022.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Expected benefit payments for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows (in thousands):

Year ending December 31,
2022	$493
2023	471
2024	449
2025	429
2026	410
2027 through 2031	1,804

NOTE 16 — OTHER
Inventory
The components of inventory are as follows:

	December 31,
	2021	2020
	(in thousands)
Finished goods	$259,916	$194,209
Work in process	159	45
Raw materials	10,441	8,910
Total	$270,516	$203,164
Property and equipment
Property and equipment (including finance leases) consist of:

	December 31,
	2021	2020
	(in thousands)
Machinery, furniture and equipment	$77,005	$74,494
Leasehold improvements	38,433	38,467
Computer hardware and software	37,544	36,997
Building and improvements	787	791
Construction in progress	715	87
Land	100	100
Total	154,584	150,936
Less: accumulated depreciation and amortization	(133,836)	(127,816)
Total	$20,748	$23,120
Depreciation and amortization expense of property and equipment for the years ended December 31, 2021, 2020 and 2019 was $6.0 million, $7.4 million and $8.0 million, respectively.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Other long-term liabilities
Other long-term liabilities consist of:

	December 31,
	2021	2020
	(in thousands)
Retirement benefit obligations	$6,918	$7,534
Other non-income tax liabilities	2,927	2,824
Unearned revenue	1,159	1,444
Derivative financial instruments	972	2,776
Deferred payroll non-income tax liabilities	—	1,261
Royalty obligations	—	475
Other long term obligations	140	169
Total	$12,116	$16,483
Accrued expenses
Accrued expenses consist of:

	December 31,
	2021	2020
	(in thousands)
Customer allowances and rebates	$36,290	$30,913
Compensation and benefits	21,258	19,016
Freight	16,110	6,669
Vendor invoices	16,082	6,536
Other non-income tax liabilities	7,496	4,136
Royalties	4,406	3,007
Professional fees	2,954	2,060
Commissions	813	1,380
Interest	402	749
Other	6,930	5,584
Total	$112,741	$80,050
Supplemental disclosure of cash flow information

	Year Ended December 31,
	2021	2020	2019
		(in thousands)

Cash paid for interest	$13,702	$15,476	$18,859
Cash paid for taxes, net of refunds	19,012	5,161	2,057
Non-cash investing activities:
Translation adjustment	$690	$(2,062)	$(292)
Translation loss recognized on change in Vasconia ownership	3,404	—	—
Non-cash gain on dilution of Vasconia ownership	(1,732)	$—	$—

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Components of accumulated other comprehensive loss, net

	Year Ended December 31,
	2021	2020	2019
		(in thousands)
Accumulated translation adjustment:
Balance at beginning of year	$(35,846)	$(34,019)	$(33,727)
Translation adjustment during period	690	(2,062)	(292)
Amount reclassified from accumulated other comprehensive loss (1)	3,404	235	—
Balance at end of year	$(31,752)	$(35,846)	$(34,019)
Accumulated deferred gains (losses) on cash flow hedges:
Balance at beginning of year	$(1,125)	$1,164	$161
Derivative fair value adjustment, net of tax	(311)	(3,273)	1,212
Amounts reclassified from accumulated other comprehensive loss: (2)
Settlement of cash flow hedges	1,514	984	(209)
Balance at end of year	$78	$(1,125)	$1,164
Accumulated effect of retirement benefit obligations:
Balance at beginning of year	$(2,201)	$(1,600)	$(1,050)
Net income (loss) arising from retirement benefit obligations, net of tax	191	(680)	(601)
Amount reclassified from accumulated other comprehensive loss:(3)
Amortization of loss, net of tax	135	79	51
Balance at end of year	$(1,875)	$(2,201)	$(1,600)
Total accumulated other comprehensive loss at end of period	$(33,549)	$(39,172)	$(34,455)
(1)Amount is recorded in equity in earnings on the consolidated statements of operations.
(2)Amounts reclassified are recorded in interest expense and cost of goods sold on the consolidated statements of operations.
(3)Amount is recorded in selling, general and administrative expenses on the consolidated statements of operations.
NOTE 17 — SUBSEQUENT EVENTS
On March 2, 2022, the Company completed the acquisition of certain assets of Can't Live Without It, LLC. (dba S'well Bottle and which the Company refers to as “S'well”). S'well is a global designer, wholesaler and retailer of reusable, vacuum-insulated products. The Company paid consideration of $18.0 million in cash upon closing of the transaction, subject to working capital adjustments. The transaction also includes up to $5.0 million in contingent consideration, subject to the acquired brand reaching certain milestones.

Item 15(a)
LIFETIME BRANDS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

COL. A	COL. B	COL. C		COL. D		COL. E

Description	Balance at beginning of period	Charged to costs and expenses		Deductions		Balance at end of period
Year ended Year ended December 31, 2021
Deducted from asset accounts:
Allowance for doubtful accounts	$4,624	$367		$(335)	(a)	$4,656
Reserve for sales returns and allowances	12,389	8,716	(c)	(9,217)	(b)	11,888
	17,013	9,083		(9,552)		16,544
Year ended Year ended December 31, 2020
Deducted from asset accounts:
Allowance for doubtful accounts	$1,333	$4,512		$(1,221)	(a)	$4,624
Reserve for sales returns and allowances	8,348	11,280	(c)	(7,239)	(b)	12,389
	$9,681	$15,792		$(8,460)		$17,013
Year ended Year ended December 31, 2019
Deducted from asset accounts:
Allowance for doubtful accounts	$1,496	$536		$(699)	(a)	$1,333
Reserve for sales returns and allowances	6,359	6,390	(c)	(4,401)	(b)	8,348
	$7,855	$6,926		$(5,100)		$9,681
(a)Uncollectible accounts written off, net of recoveries.
(b)Allowances granted.
(c)Charged to net sales.

S-1