Form 10-Q
period 2022-03-31
LIFETIME BRANDS, INC
filed 2022-05-05
CIK 874396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding as of April 30, 2022 was 22,163,288.

LIFETIME BRANDS, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$14,846	$27,982
Accounts receivable, less allowances of $15,599 at March 31, 2022 and $16,544 at December 31, 2021	117,301	175,076
Inventory	275,202	270,516
Prepaid expenses and other current assets	13,237	11,499
TOTAL CURRENT ASSETS	420,586	485,073
PROPERTY AND EQUIPMENT, net	19,525	20,748
OPERATING LEASE RIGHT-OF-USE ASSETS	84,640	86,487
INVESTMENTS	22,774	22,295
INTANGIBLE ASSETS, net	225,231	212,678
OTHER ASSETS	2,157	1,793
TOTAL ASSETS	$774,913	$829,074
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturity of term loan	$1,088	$5,771
Accounts payable	62,860	82,573
Accrued expenses	85,414	112,741
Income taxes payable	1,767	604
Current portion of operating lease liabilities	13,641	12,612
TOTAL CURRENT LIABILITIES	164,770	214,301
OTHER LONG-TERM LIABILITIES	11,687	12,116
INCOME TAXES PAYABLE, LONG-TERM	1,472	1,472
OPERATING LEASE LIABILITIES	87,586	90,824
DEFERRED INCOME TAXES	12,963	12,842
TERM LOAN	240,703	241,873
STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value, shares authorized: 100 shares of Series A and 2,000,000 shares of Series B; none issued and outstanding	—	—
Common stock, $0.01 par value, shares authorized: 50,000,000 at March 31, 2022 and December 31, 2021; shares issued and outstanding: 22,318,096 at March 31, 2022 and 22,018,016 at December 31, 2021	223	220
Paid-in capital	271,698	271,556
Retained earnings	16,839	17,419
Accumulated other comprehensive loss	(33,028)	(33,549)
TOTAL STOCKHOLDERS’ EQUITY	255,732	255,646
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$774,913	$829,074
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Net sales	$182,717	$195,653
Cost of sales	119,649	129,653
Gross margin	63,068	66,000
Distribution expenses	19,225	18,646
Selling, general and administrative expenses	39,488	38,108
Income from operations	4,355	9,246
Interest expense	(3,767)	(4,014)
Mark to market gain on interest rate derivatives	1,049	498
Income before income taxes and equity in earnings (losses)	1,637	5,730
Income tax provision	(1,673)	(2,416)
Equity in earnings (losses), net of taxes	416	(247)
NET INCOME	$380	$3,067
BASIC INCOME PER COMMON SHARE	$0.02	$0.15
DILUTED INCOME PER COMMON SHARE	$0.02	$0.14

See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$380	$3,067
Other comprehensive income, net of taxes:
Translation adjustment	(116)	1,829
Net change in cash flow hedges	608	(173)
Effect of retirement benefit obligations	29	27
Other comprehensive income, net of taxes	521	1,683
Comprehensive income	$901	$4,750
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common stock		Paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2021	22,018	$220	$271,556	$17,419	$(33,549)	$255,646
Net income	—	—	—	380	—	380
Other comprehensive income, net of taxes	—	—	—	—	521	521
Performance shares issued to employees	167	2	(2)	—	—	—
Net issuance of restricted shares granted to employees	207	2	(2)	—	—	—
Stock compensation expense	—	—	1,151	—	—	1,151
Net exercise of stock options	22	—	233	—	—	233
Shares effectively repurchased for required employee withholding taxes	(45)	—	(568)	—	—	(568)
Repurchased stock	(51)	(1)	(670)	—	—	(671)
Dividends (1)	—	—	—	(960)	—	(960)
BALANCE AT MARCH 31, 2022	22,318	$223	$271,698	$16,839	$(33,028)	$255,732
.

	Common stock		Paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2020	21,755	$218	$268,666	$424	$(39,172)	$230,136
Net income	—	—	—	3,067	—	3,067
Other comprehensive income, net of taxes	—	—	—	—	1,683	1,683
Performance shares issued to employees	150	1	(1)	—	—	—
Net issuance of restricted shares granted to employees	177	2	(2)	—	—	—
Stock compensation expense	—	—	1,439	—	—	1,439
Net exercise of stock options	44	—	184	—	—	184
Shares effectively repurchased for required employee withholding taxes	(146)	(1)	(2,159)	—	—	(2,160)
Dividends (1)	—	—	—	(943)	—	(943)
BALANCE AT MARCH 31, 2021	21,980	$220	$268,127	$2,548	$(37,489)	$233,406
(1) Cash dividends declared per share of common stock were $0.0425 and $0.0425 in the three months ended March 31, 2022 and 2021, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES
Net income	$380	$3,067
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,899	5,958
Amortization of financing costs	426	443
Mark to market (gain) on interest rate derivatives	(1,049)	(498)
Non-cash lease expense	(335)	(409)
(Recovery) provision for doubtful accounts	(219)	17
Stock compensation expense	1,174	1,444
Undistributed (earnings) losses from equity investment, net of taxes	(416)	247
Changes in operating assets and liabilities (excluding the effects of business acquisitions)
Accounts receivable	59,657	38,961
Inventory	(2,086)	(6,479)
Prepaid expenses, other current assets and other assets	(181)	2,121
Accounts payable, accrued expenses and other liabilities	(50,021)	(10,746)
Income taxes payable	1,175	2,156
NET CASH PROVIDED BY OPERATING ACTIVITIES	13,404	36,282
INVESTING ACTIVITIES
Purchases of property and equipment	(382)	(674)
Acquisitions	(17,977)	(178)
NET CASH USED IN INVESTING ACTIVITIES	(18,359)	(852)
FINANCING ACTIVITIES
Proceeds from revolving credit facility	57,395	7,845
Repayments of revolving credit facility	(57,315)	(35,131)
Repayments of term loan	(6,216)	(10,477)
Payments for finance lease obligations	(9)	(45)
Payments of tax withholding for stock based compensation	(568)	(2,160)
Proceeds from the exercise of stock options	233	184
Payments for stock repurchase	(671)	—
Cash dividends paid	(1,004)	(1,010)
NET CASH USED IN FINANCING ACTIVITIES	(8,155)	(40,794)
Effect of foreign exchange on cash	(26)	42
DECREASE IN CASH AND CASH EQUIVALENTS	(13,136)	(5,322)
Cash and cash equivalents at beginning of period	27,982	35,963
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,846	$30,641
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
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
These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
The Company’s business and working capital needs are highly seasonal, with a majority of sales occurring in the third and fourth quarters. In 2021 and 2020, net sales for the third and fourth quarters accounted for 56% and 62% of total annual net sales, respectively. The increase in the Company's net sales in the first half of the year in 2021 compared to historical trend was a result of increased demand for the Company's products due shifts in consumer purchasing patterns. In anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period. The Company's inventory levels at March 31, 2022, did not decrease from the previous two quarters, as a result of increased inventory purchases, to maintain inventory availability and meet expected demand, and higher inventory cost.
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
Cost of sales
Cost of sales consist primarily of costs associated with the production and procurement of product, inbound freight costs, purchasing costs, royalties, and other product procurement related charges.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
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
Receivable purchase agreement
The Company has an uncommitted Receivables Purchase Agreement with HSBC Bank USA, National Association (“HSBC”) as Purchaser (the “Receivables Purchase Agreement”). The sale of accounts receivable, under the Receivables Purchase Agreement with HSBC, is excluded from the Company’s unaudited condensed consolidated balance sheets at the time of sale and the related sale expense is included in selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations. Pursuant to the Receivable Purchase Agreement, the Company sold to HSBC $46.3 million and $40.6 million of receivables during the three months ended March 31, 2022 and 2021, respectively. Charges of $0.1 million related to the sale of the receivables are included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations for both the three months ended March 31, 2022 and 2021. At March 31, 2022 and 2021, $28.1 million and $25.6 million, respectively, of receivables sold were outstanding and due to HSBC from customers.
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
The components of inventory were as follows (in thousands):

	March 31, 2022	December 31, 2021
Finished goods	$264,441	$259,916
Work in process	228	159
Raw materials	10,533	10,441
Total	$275,202	$270,516

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(unaudited)
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
Adoption of new accounting pronouncements
Effective January 1, 2022, the Company adopted ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08), which clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
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
NOTE 2 —REVENUE
The Company sells products wholesale, to retailers and distributors, and sells products retail, directly to consumers. Wholesale sales and retail sales are recognized at the point in time the customer obtains control of the products in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products. To indicate the transfer of control, the Company must have a present right to payment, legal title must have passed to the customer, the customer must have the significant risks and rewards of ownership, and where acceptance is not a formality, the customer must have accepted the product or service. The Company’s principal terms of sale are Free On Board (“FOB”) Shipping Point, or equivalent, and, as such, the Company primarily transfers control and records revenue for product sales upon shipment. Sales arrangements with delivery terms that are not FOB Shipping Point are not recognized upon shipment and the transfer of control for revenue recognition is evaluated based on the associated shipping terms and customer obligations. Shipping and handling fees that are billed to customers in sales transactions are included in net sales and amounted to $1.0 million and $0.7 million for the three months ended March 31, 2022 and 2021, respectively. Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(unaudited)
The following tables present the Company’s net sales disaggregated by segment, product category and geographic region for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended
	March 31,
	2022	2021
U.S. segment
Kitchenware	$114,130	$119,995
Tableware	26,577	30,232
Home Solutions	25,511	25,954
Total U.S. segment	166,218	176,181

International segment	16,499	19,472
Total net sales	$182,717	$195,653

United States	$159,402	$170,768
United Kingdom	10,786	12,780
Rest of World	12,529	12,105
Total net sales	$182,717	$195,653

NOTE 3 —ACQUISITION
S'well
On March 2, 2022, the Company acquired certain assets of Can't Live Without It, LLC. (dba S'well Bottle and which the Company refers to as “S'well”). The Company paid consideration of $18.0 million in cash upon closing of the transaction, subject to working capital adjustments. The transaction also includes up to $5.0 million in contingent consideration, subject to the acquired brand reaching certain milestones.
The purchase price was comprised of the following (in thousands):

Cash paid	$17,977
Value of contingent consideration	650
Total purchase price	$18,627
The value of contingent consideration represents the present value of estimated contingent payments of $0.7 million, related to the attainment of certain gross contribution targets for the year 2024. The maximum undiscounted contingent consideration to be paid under the agreement is $5.0 million.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(unaudited)
The purchase price was allocated based on the Company’s preliminary estimate of the fair values of the assets acquired and liabilities assumed, as follows (in thousands):

Purchase Price Allocation
Accounts receivable	$2,280
Inventory	3,845
Intangible assets	13,000
Goodwill	3,102
Accounts payable and accrued expenses	(3,600)
Total allocated value	$18,627
The acquisition is being accounted for as a business combination using the acquisition method of accounting in accordance with FASB ASC Topic 805, Business Combinations (“ASC Topic 805”), which established a new basis of accounting for all identifiable assets acquired and liabilities assumed at fair value. ASC Topic 805 allows the acquiring company to adjust preliminary amounts recognized at the acquisition date to their subsequently determined final fair values during a measurement period, generally up to one year from the date of the acquisition. The fair values of net assets acquired are based on the Company’s preliminary estimate of the respective fair values. The preliminary estimated fair values that are not yet finalized relate to the valuation of accounts receivable, inventory, accounts payable, accrued expenses, intangibles, deferred taxes and valuation of the contingent consideration.
The goodwill recognized results from such factors as assembled workforce and the value of other synergies expected from combining operations with the Company. The associated goodwill is deductible for tax purposes. Goodwill and the trade name intangible asset are included in the U.S. segment. The trade name intangible asset is amortized on a straight-line basis over its estimated useful life of 12 years (see Note 6).
The condensed consolidated statement of operations for the three months ended March 31, 2022 includes $0.9 million of net sales attributable to the S'well brand.
Year & Day
On February 26, 2021, the Company acquired the business and certain assets of Year & Day, a designer and distributor of ceramic dinnerware, stainless steel flatware and Italian glassware for cash in the amount of $0.2 million. The assets and operating results of the Year & Day brand are reflected in the Company’s condensed consolidated financial statements in accordance with ASC Topic No. 805, Business Combinations, commencing from the acquisition date. The purchase price was allocated based on the fair values of the assets acquired which consisted of inventory of $0.3 million and liabilities assumed of $0.1 million.
NOTE 4 — LEASES
The Company has operating leases for corporate offices, distribution facilities, a manufacturing plant, and certain vehicles.
The components of lease expense for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease expenses(1):
Fixed lease expense	$4,408	$4,495
Variable lease expense	1,171	978
Total	$5,579	$5,473
(1) Expenses are recorded within distribution expenses and selling, general and administrative expenses on the unaudited condensed consolidated statement of operations.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(unaudited)
Supplemental cash flow information for lease related liabilities and assets for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$4,743	$4,904

	Three Months Ended March 31,
	2022	2021
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,528	$847
The aggregate future lease payments for operating leases as of March 31, 2022 were as follows (in thousands):

Operating
2022 (excluding the three months ended March 31, 2022)	$14,555
2023	18,937
2024	18,406
2025	17,985
2026	17,396
2027	13,323
Thereafter	24,786
Total lease payments	125,388
Less: Interest	(24,161)
Present value of lease payments	$101,227
Average lease terms and discount rates were as follows:

March 31, 2022
Operating leases:
Weighted-average remaining lease term (years)	7.0
Weighted-average discount rate	6.1%
NOTE 5 —INVESTMENTS
As of March 31, 2022, the Company owned 24.7% of the outstanding capital stock of Grupo Vasconia S.A.B. (“Vasconia”), an integrated manufacturer of aluminum products and one of Mexico’s largest housewares companies. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange. The Quotation Key is VASCONI. For the period ended March 31, 2021, the Company's investment ownership was 30.0%. The Company's investment ownership decreased to approximately 27.0% on June 30, 2021 and was further reduced to 24.7% on July 29, 2021 as a result of transactions that occurred in those periods. The Company accounts for its investment in Vasconia using the equity method of accounting and records its proportionate share of Vasconia’s net income in the Company’s condensed consolidated statements of operations. Accordingly, the Company has recorded its proportionate share of Vasconia’s net income (reduced for amortization expense related to the customer relationships acquired) for the three months ended March 31, 2022 and 2021 in the accompanying unaudited condensed consolidated statements of operations.
The value of the Company’s investment balance has been translated from Mexican Pesos (“MXN”) to U.S. Dollars (“USD”) using the spot rates of MXN 19.88 and MXN 20.46 at March 31, 2022 and December 31, 2021, respectively.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(unaudited)
The Company’s proportionate share of Vasconia’s net income (loss) has been translated from MXN to USD using the following exchange rates:

	Three Months Ended March 31,
	2022	2021
Average exchange rate (USD to MXN)	20.50	20.33
The effect of the translation of the Company’s investment, as well as the translation of Vasconia’s balance sheet, resulted in an increase to the investment of $0.1 million and $1.3 million during the three months ended March 31, 2022 and 2021, respectively. These translation effects are recorded in accumulated other comprehensive loss.
Summarized income statement information for the three months ended March 31, 2022 and 2021 for Vasconia in USD and MXN is as follows (in thousands):

	Three Months Ended March 31,
	2022		2021
	USD	MXN	USD	MXN
Net sales	$64,318	$1,318,513	$53,606	$1,089,817
Gross profit	14,420	295,618	11,958	243,103
Income from operations	4,685	96,040	3,784	76,933
Net income (loss)	1,731	35,479	(770)	(15,661)

The Company recorded equity in earnings (losses) of Vasconia, net of taxes, of $0.4 million and $(0.2) million for the three months ended March 31, 2022 and 2021, respectively.
Included within the Company's unaudited condensed consolidated balance sheets were the following amounts due to and due from Vasconia (in thousands):

Vasconia due to and due from balances	Balance Sheet Location	March 31, 2022	December 31, 2021
Amounts due from Vasconia	Prepaid expenses and other current assets	$57	$80
Amounts due to Vasconia	Accrued expenses and Accounts payable	(105)	(146)
As of March 31, 2022 and December 31, 2021, the fair value (based on Level 1 inputs using the quoted stock price) of the Company’s investment in Vasconia was $28.7 million and $31.5 million, respectively. The carrying value of the Company’s investment in Vasconia was $22.8 million and $22.3 million as of March 31, 2022 and December 31, 2021, respectively.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(unaudited)
NOTE 6 — INTANGIBLE ASSETS
Intangible assets consisted of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022			December 31, 2021
	Gross	Accumulated Amortization	Net	Gross	Impairment	Accumulated Amortization	Net
Goodwill	$33,373	$—	$33,373	$30,271	$—	$—	$30,271
Indefinite-lived intangible assets:
Trade names	49,600	—	49,600	49,600	—	—	49,600
Finite-lived intangible assets:
Licenses	15,847	(11,387)	4,460	15,847	—	(11,198)	4,649
Trade names(1)	54,962	(17,197)	37,765	51,856	(2,546)	(23,829)	25,481
Customer relationships(1)	143,158	(46,053)	97,105	177,245	(11,766)	(65,863)	99,616
Other (1)	5,885	(2,957)	2,928	6,566	(448)	(3,057)	3,061
Total	$302,825	$(77,594)	$225,231	$331,385	$(14,760)	$(103,947)	$212,678
(1) The gross value and accumulated amortization at March 31, 2022 reflect a reduction of $44.1 million and $(29.4) million, respectively, for the net $14.8 million impairment charge on finite-lived intangible assets within the international segment during the period ended December 31, 2021.
A summary of the activities related to the Company’s intangible assets for the three months ended March 31, 2022 consists of the following (in thousands):

	Intangible Assets	Goodwill	Total Intangible Assets and Goodwill
Goodwill and Intangible Assets, December 31, 2021	$182,407	$30,271	$212,678
Acquisition of goodwill	—	3,102	3,102
Acquisition of trade name	13,000	—	13,000
Foreign currency translation adjustment	(60)	—	(60)
Amortization	(3,489)	—	(3,489)
Goodwill and Intangible Assets, March 31, 2022	$191,858	$33,373	$225,231
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(unaudited)
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
As of March 31, 2022 and December 31, 2021, the total availability under the ABL Agreement was as follows (in thousands):

	March 31, 2022	December 31, 2021
Maximum aggregate principal allowed	$150,000	$150,000
Standby letters of credit	(2,765)	(3,659)
Total availability under the ABL Agreement	$147,235	$146,341
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
The current and non-current portions of the Company’s Term Loan facility included in the condensed consolidated balance sheets were as follows (in thousands):

	March 31, 2022	December 31, 2021
Current portion of Term Loan facility:
Estimated Excess Cash Flow principal payment	$2,500	$7,200
Estimated unamortized debt issuance costs	(1,412)	(1,429)
Total Current portion of Term Loan facility	$1,088	$5,771

Non-current portion of Term Loan facility:
Term Loan facility, net of current portion	$243,411	$244,927
Estimated unamortized debt issuance costs	(2,708)	(3,054)
Total Non-current portion of Term Loan facility	$240,703	$241,873
The estimated Excess Cash Flow principal payment recorded at March 31, 2022 represents the Company’s estimate for the 2023 Excess Cash Flow payment. The 2022 Excess Cash Flow payment, paid on March 30, 2022, totaled $6.2 million. The Excess Cash Flow payment differs from the estimated amount at December 31, 2021 of $7.2 million as certain lenders opted to not require payment per the terms of the Debt Agreements.
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(unaudited)
pledged as collateral in favor of lenders under the Term Loan and a second-priority lien in the Term Loan Collateral in favor of the lenders under the ABL Agreement.
Borrowings under the ABL Agreement bear interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.5% or one-month LIBOR plus 1.0%, plus a margin of 0.25% to 0.75%, or (ii) LIBOR (or Euro Interbank Offered Rate "EURIBOR" for borrowings denominated in Euro; or Sterling Overnight Index Average “SONIA” for borrowings denominated in Pounds Sterling) plus a margin of 1.25% to 1.75%. The respective margins are based upon the Company’s total leverage ratio, as defined in and computed pursuant to the ABL Agreement. There were no outstanding borrowings under the ABL Agreement at March 31, 2022. In addition, the Company pays a commitment fee of 0.375% on the unused portion of the ABL Agreement.
The Term Loan facility bears interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of (x) the prime rate, (y) a federal funds and overnight bank funding based rate plus 0.5% or (z) one-month LIBOR, but not less than 1.0%, plus 1.0%, which alternate base rate shall not be less than 2.0%, plus a margin of 2.5% or (ii) LIBOR, but not less than 1.0%, plus a margin of 3.5%. The interest rate on outstanding borrowings under the Term Loan at March 31, 2022 was 4.5%.
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
The Company was in compliance with the covenants of the Debt Agreements at March 31, 2022.
The Company expects that it will continue to borrow, subject to availability, and repay funds under the ABL Agreement based on working capital and other corporate needs.
NOTE 8 — DERIVATIVES
Interest Rate Swap Agreements
The Company's total outstanding notional value of interest rate swaps was $69.0 million at March 31, 2022.
The Company designated a portion of these interest rate swaps as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. The hedge periods of these agreements commenced in April 2018 and expire in March 2023. The original notional values are reduced over these periods. The aggregate notional value of designated interest rate swaps was $44.0 million at March 31, 2022.
In June 2019, the Company entered into additional interest rate swap agreements, with an aggregate notional value of $25.0 million at March 31, 2022. These non-designated interest rate swaps serve as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings and expire in February 2025.
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(unaudited)
merchandise purchases to foreign suppliers. The Company does not hedge the translation of foreign currency profits into USD, as the Company regards this as an accounting exposure rather than an economic exposure.
The aggregate gross notional values of foreign exchange contracts at March 31, 2022 was $18.0 million. These foreign exchange contracts have been designated as hedges in order to apply hedge accounting.
The Company is exposed to market risks as well as changes in foreign currency exchange rates as measured against the USD and each other, and to changes to the credit risk of derivative counterparties. The Company attempts to minimize these risks primarily by using foreign currency forward contracts and by maintaining counterparty credit limits. These hedging activities provide only limited protection against currency exchange and credit risk. Factors that could influence the effectiveness of the Company’s hedging programs include those impacting currency markets and the availability of hedging instruments and liquidity of the credit markets. All foreign currency forward contracts that the Company enters into are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure. The Company does not enter into such contracts for speculative purposes, and as of March 31, 2022, the Company did not have any foreign currency forward contract derivatives that are not designated as hedges. These foreign exchange contracts have been designated as hedges in to order to apply hedge accounting.
The fair values of the Company’s derivative financial instruments included in the condensed consolidated balance sheets are presented as follows (in thousands):

Derivatives designated as hedging instruments	Balance Sheet Location	March 31, 2022	December 31, 2021
Interest rate swaps	Accrued expenses	$203	$288
	Other Long-Term Liabilities	—	292
Foreign exchange contracts	Prepaid expenses and other current assets	847	461

Derivatives not designated as hedging instruments	Balance Sheet Location	March 31, 2022	December 31, 2021
Interest rate swaps	Other assets	$369	$—
	Other Long-Term Liabilities	—	680
The fair values of the interest rate swaps have been obtained from the counterparties to the agreements and were based on Level 2 observable inputs using proprietary models and estimates about relevant future market conditions. The fair values of the foreign exchange contracts were based on Level 2 observable inputs using quoted market prices for similar assets in an active market. The counterparties to the derivative financial instruments are major international financial institutions. The Company is exposed to credit risk for the net exchanges under these agreements, but not for the notional amounts. As of March 31, 2022, the Company did not anticipate non-performance by any of its counterparties.
The amounts of gains and losses, realized and unrealized, related to the Company’s derivative financial instruments designated as hedging instruments are recognized in other comprehensive income, net of taxes, as follows (in thousands):

	Three Months Ended March 31,
Derivatives designated as hedging instruments	2022	2021
Interest rate swaps	$283	$222
Foreign exchange contracts	325	(395)
	$608	$(173)
Realized gains and losses on the interest rate swaps are reclassified into earnings as the interest expense on the debt is recognized. The Company had no terminated or matured interest rate swaps during the three months ended March 31, 2022.
Realized gains and losses on foreign exchange contracts that are reported in other comprehensive income (loss) are reclassified into cost of sales as the underlying inventory purchased is sold.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(unaudited)
During the three months ended March 31, 2022, the Company reclassified $0.1 million of cash flow hedges in accumulated other comprehensive losses to earnings. This was comprised of $0.2 million related to realized interest rate swap losses and a gain of $0.1 million related to foreign exchange contracts recognized in cost of sales. At March 31, 2022, the estimated amount of existing net gains expected to be reclassified into earnings within the next 12 months was $0.5 million.
During the three months ended March 31, 2021, the Company reclassified $0.4 million of cash flow hedges in accumulated other comprehensive losses to earnings related to realized interest rate swap losses. This was comprised of $0.3 million related to realized interest rate swap losses and a loss of $0.1 million related to foreign exchange contracts recognized in cost of sales.
Interest and mark to market gains (losses) related to the Company’s derivative financial instruments not designated as hedging instruments that were recognized in earnings are as follows (in thousands):

		Three Months Ended March 31,
Derivatives not designated as hedging instruments	Location of gain (loss)	2022	2021
Interest rate swaps	Mark to market gain on interest rate derivatives	$1,049	$498
	Interest expense	(111)	(111)
		$938	$387
NOTE 9 — STOCK COMPENSATION
Option Awards
A summary of the Company’s stock option activity and related information for the three months ended March 31, 2022 is as follows:

	Options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Options outstanding, January 1, 2022	1,094,575	$13.64
Exercises	(30,000)	11.64
Cancellations	(5,125)	10.60
Options outstanding, March 31, 2022	1,059,450	13.71	4.7	$1,291
Options exercisable, March 31, 2022	892,615	$14.40	4.2	$773
Total unrecognized stock option expense remaining (in thousands)	$347
Weighted-average years expected to be recognized over	1.5
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their stock options on March 31, 2022. The intrinsic value is calculated for each in-the-money stock option as the difference between the closing price of the Company’s common stock on March 31, 2022 and the exercise price.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(unaudited)
Restricted Stock
A summary of the Company’s restricted stock activity and related information for the three months ended March 31, 2022 is as follows:

	Restricted Shares	Weighted- average grant date fair value
Non-vested restricted shares, January 1, 2022	429,601	$11.47
Grants	210,825	12.19
Vested	(44,164)	14.18
Cancellations	(3,428)	10.97
Non-vested restricted shares, March 31, 2022	592,834	$11.53
Total unrecognized compensation expense remaining (in thousands)	$5,591
Weighted-average years expected to be recognized over	2.0
The total fair value of restricted stock that vested during the three months ended March 31, 2022 was $0.6 million.
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
A summary of the Company’s performance-based award activity and related information for the three months ended March 31, 2022 is as follows:

	Performance- based stock awards (1)	Weighted- average grant date fair value
Non-vested performance-based awards, January 1, 2022	436,330	$10.54
Grants	123,000	12.19
Achieved performance over target (2)	12,035	9.20
Vested	(166,935)	9.20
Cancellations	(2,525)	10.70
Non-vested performance-based awards, March 31, 2022	401,905	$11.56
Total unrecognized compensation expense remaining (in thousands)	$3,583
Weighted-average years expected to be recognized over	2.1
(1)Represents the target number of shares to be issued for each performance-based award.
(2)Represents the number of shares earned over target for performance-based awards granted in 2019 based on performance goals attained. These awards vested in the three months ended March 31, 2022.
The total fair value of performance-based awards that vested during the three months ended March 31, 2022 was $2.0 million.
At March 31, 2022, there were 40,288 shares available for awards that could be granted under the Plan, assuming maximum performance of performance-based awards.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(unaudited)
Cash-settled performance-based awards
Each cash-settled performance-based award represents the right to receive up to 150% of the target number of deferred stock units with payment in cash equivalent to the value of one share of the Company's common stock. The number of deferred stock units earned will be determined based on the attainment of specified performance goals at the end of the performance period, as determined by the Compensation Committee of the Board of Directors. The cash-settled performance-based awards are subject to the terms and conditions of the Company’s Plan.
A summary of the Company’s cash-settled performance-based awards activity and related information for the three months ended March 31, 2022 is as follows:

	Cash-settled performance-based awards (1)	Weighted- average fair value
Non-vested cash-settled performance-based awards, January 1, 2022	—	$—
Grants	87,825	12.19
Cancellations	(875)	12.19
Non-vested cash-settled performance-based awards, March 31, 2022	86,950	$12.84
Total unrecognized compensation expense remaining (in thousands)	$1,089
Weighted-average years expected to be recognized over	2.8
(1) Represents the target number of units to be settled in cash.
Compensation expense for cash-settled performance-based awards is recognized over the vesting period and will vary based on remeasurement during the performance period. If achievement of the performance metrics is not probable of achievement during the performance period, compensation expense is reversed. The awards are forfeited if the performance metrics are not achieved as of the end of the performance period. The cash-settled performance-based awards are liability-classified awards and are recorded within other long-term liabilities in the Company's condensed consolidated balance sheet. These awards are remeasured to fair value at the end of each reporting period until settlement. The cash-settled performance-based awards vest at the end of a three year period, as determined by the Compensation Committee.
The Company recorded stock compensation expense as follows (in thousands):

	Three Months Ended March 31,
Stock Compensation Expense Components	2022	2021
Equity based stock option expense	$87	$124
Restricted and performance-based stock awards expense	1,064	1,315
Stock compensation expense for equity based awards	$1,151	$1,439
Liability based stock option expense	(5)	5
Cash-settled performance-based awards	28	—
Total Stock Compensation Expense	$1,174	$1,444

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(unaudited)
NOTE 10 —INCOME PER COMMON SHARE
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
The calculations of basic and diluted income per common share for the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands, except per share amounts)
Net income – Basic and Diluted	$380	$3,067
Weighted-average shares outstanding – Basic	21,755	21,086
Effect of dilutive securities:
Stock options and other stock awards	393	685
Weighted-average shares outstanding – Diluted	22,148	21,771
Basic income per common share	$0.02	$0.15
Diluted income per common share	$0.02	$0.14
Antidilutive Securities(1)	430	421
(1) Stock options and other stock awards that have been excluded from the denominator as their inclusion would have been anti-dilutive.
NOTE 11— INCOME TAXES
Income tax provision of $1.7 million and $2.4 million for the three months ended March 31, 2022 and 2021, respectively, represent taxes on both U.S. and foreign earnings at combined effective income tax provision rates of 102.2% and 42.2%, respectively. The effective tax rate for both the three months ended March 31, 2022 and 2021 differs from the federal statutory income tax rate of 21.0% primarily due to state and local tax expenses, and foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance.
The Company has identified the following jurisdictions as “major” tax jurisdictions: U.S. Federal, California, Georgia, Illinois, Massachusetts, New Jersey, New York and the United Kingdom.
The audit of the Company's New York State tax returns for years 2015-2019 closed during the quarter ended March 31, 2022 with an immaterial adjustment.
The Company evaluates its tax positions on a quarterly basis and revises its estimates accordingly. There were no material changes to the Company’s uncertain tax positions, interest, or penalties during the three-month periods ended March 31, 2022 and March 31, 2021.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(unaudited)
NOTE 12 – BUSINESS SEGMENTS
The Company has two reportable segments, U.S. and International. The Company has segmented its operations to reflect the manner in which management reviews and evaluates the results of its operations. The U.S. segment includes the Company’s primary domestic business that designs, markets and distributes its products to retailers, distributors and directly to consumers through its own websites. The International segment consists of certain business operations conducted outside the U.S. Management evaluates the performance of the U.S. and International segments based on net sales and income from operations. Such measures give recognition to specifically identifiable operating costs such as cost of sales, distribution expenses and selling, general and administrative expenses. Certain general and administrative expenses, such as senior executive salaries and benefits, stock compensation, director fees, and accounting, legal fees and consulting fees, are not allocated to the specific segments and are reflected as unallocated corporate expenses.

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net sales
U.S.	$166,218	$176,181
International	16,499	19,472
Total net sales	$182,717	$195,653
Income from operations
U.S.	$14,326	$17,107
International	(4,118)	(2,150)
Unallocated corporate expenses	(5,853)	(5,711)
Income from operations	$4,355	$9,246
Depreciation and amortization
U.S.	$4,549	$4,750
International	350	1,208
Total depreciation and amortization	$4,899	$5,958

	March 31, 2022	December 31, 2021
	(in thousands)
Assets
U.S.	$664,080	$706,000
International	95,987	95,092
Unallocated corporate	14,846	27,982
Total Assets	$774,913	$829,074

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
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
March 31, 2022
(unaudited)
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
In the event CBP accepts the evidence presented, then no additional duties or penalties will be owed. If CBP rejects the Company’s position, then the estimated amount of duties that could be owed is $1.5 million. In such event, it is reasonably possible that additional penalties could be assessed, depending upon the level of culpability found, of up to $3.0 million for negligence and up to $6.0 million for gross negligence. In the event penalties are assessed, the Company will have the opportunity to further contest CBP’s findings and seek cancellation or mitigation of such assessments.
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(unaudited)
NOTE 14 — OTHER
Cash dividends
Dividends declared in the three months ended March 31, 2022 were as follows:

Dividend per share	Date declared	Date of record	Payment date
$0.0425	3/8/2022	5/2/2022	5/16/2022
During the three months ended March 31, 2022, the Company paid dividends of $1.0 million. This included payments made on February 14, 2022 of $0.9 million to shareholders of record on January 31, 2022 and payments of $0.1 million for dividends payable upon the vesting of restricted shares and performance shares.
In the three months ended March 31, 2022, the Company reduced retained earnings for the accrual of $1.0 million relating to the dividend payable on May 16, 2022.
Stock repurchase program
On March 14, 2022, the Company announced that its Board of Directors of the Company authorized the repurchase of up to $20.0 million of the Company’s common stock, replacing the Company’s previously-authorized $10 million share repurchase program. The repurchase authorization permits the Company to effect the repurchases from time to time through open market purchases and privately negotiated transactions. During the three months ended March 31, 2022, the Company repurchased 51,145 shares for a total cost of $0.7 million and thereafter retired the shares. Please see Part II, Item 2—Unregistered Sales of Equity Securities and Use of Proceeds included in this Quarterly Report on Form 10-Q.
Supplemental cash flow information

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,275	$2,472
Cash paid for taxes, net of refunds	498	260
Non-cash investing activities:
Translation (loss) income adjustment	$(116)	$1,829

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(unaudited)
Components of accumulated other comprehensive loss, net

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Accumulated translation adjustment:
Balance at beginning of period	$(31,752)	$(35,846)
Translation adjustment during period	(116)	1,829
Balance at end of period	$(31,868)	$(34,017)
Accumulated deferred gains (losses) on cash flow hedges:
Balance at beginning of period	$78	$(1,125)
Change in unrealized gains (losses)	498	(554)
Amounts reclassified from accumulated other comprehensive loss:
Settlement of cash flow hedge (1)	110	381
Net change in cash flow hedges, net of taxes of $170 and $(19)	608	(173)
Balance at end of period	$686	$(1,298)
Accumulated effect of retirement benefit obligations:
Balance at beginning of period	$(1,875)	$(2,201)
Amounts reclassified from accumulated other comprehensive loss: (2)
Amortization of actuarial loss, net of taxes	29	27
Balance at end of period	$(1,846)	$(2,174)
Total accumulated other comprehensive loss at end of period	$(33,028)	$(37,489)

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
There are a number of risks and uncertainties that could cause the Company’s actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Important factors that could cause the Company’s actual results to differ materially from those expressed as forward-looking statements include, without limitation, those set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Annual Report on Form 10-K”) in Part I, Item 1A under the heading Risk Factors, and in the Company’s subsequent filings with the U.S. Securities and Exchange Commission (the “SEC”). Such risks, uncertainties and other important factors include, among others, risks related to:
•Macroeconomic conditions, including inflationary impacts and disruptions to the global supply chain;
•The ongoing impact of the COVID-19 pandemic;
•Increase in supply chain costs, including raw materials, sourcing, transportation and energy;
•The impact of the United Kingdom's exit from the European Union on the Company's U.K. operations;
•The impact of tariffs and trade policies, particularly with respect to china;
•legislative or regulatory risks relating to climate change;
•Indebtedness, compliance with credit agreements, and access to credit markets;
•Access to the capital markets and credit markets;
•The seasonality of the Company's cash flows;
•The Company's ability to complete acquisitions or successfully integrate acquisitions, such as the recent acquisition of S'well;
•Intense market competition and changing customer practices or preferences;
•Dependence on third-party manufacturers;
•Technology, cybersecurity and data privacy risks;
•Geopolitical conditions, including war, conflict, unrest and sanctions, including those related to the conflict in Ukraine;
•Product liability claims; and
•Reputational risks.
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
ABOUT THE COMPANY
The Company designs, sources and sells branded kitchenware, tableware and other products used in the home. The Company’s product categories include two categories of products used to prepare, serve, and consume foods: Kitchenware (kitchen tools and gadgets, cutlery, kitchen scales, thermometers, cutting boards, shears, cookware, pantryware, spice racks, and bakeware) and Tableware (dinnerware, stemware, flatware, and giftware); and one category, Home Solutions, which comprises other products used in the home (thermal beverageware, bath scales, weather and outdoor household products, food storage, neoprene travel products and home décor). In 2021, Kitchenware products and Tableware products accounted for approximately 85% of the Company’s U.S. segment’s net sales and 87% of the Company’s consolidated net sales.
The Company markets several product lines within each of its product categories and under most of the Company’s brands, primarily targeting moderate price points through virtually every major level of trade. The Company believes it possesses certain competitive advantages based on its brands, its emphasis on innovation and new product development, and its sourcing capabilities. The Company owns or licenses a number of leading brands in its industry, including Farberware®, KitchenAid®, Taylor®, Mikasa®, KitchenCraft®, Built NY®, Kamenstein®, Pfaltzgraff®, Rabbit®, and Sabatier®. Historically, the Company’s sales growth has come from expanding product offerings within its product categories, developing existing brands, acquiring new brands (including complementary brands in markets outside the United States), and establishing new product categories. Key factors in the Company’s growth strategy have been the selective use and management of the Company’s brands and the Company’s ability to provide a stream of new products and designs. A significant element of this strategy is the Company’s in-house design and development teams that create new products, packaging and merchandising concepts.
RECENT DEVELOPMENTS
The COVID-19 pandemic, as well as other factors including, increased demand and shifts in consumer shopping patterns, have caused disruption in the global supply chain. The increased demand for containers, limited container capacity, backlog at U.S. ports and recent shutdowns impacting ports in China, have resulted in increased market costs of inbound freight, container shortages, and longer lead times. The disruption in the global supply chain has also caused increased input costs used to manufacture the Company’s product. The Company has been impacted by these disruptions and has experienced higher inbound freight cost, delays in importing inventory due to limited availability of containers, and an increase in product costs. There have also been instances of limited trucking availability. The Company has experienced instances of trucking shortages, which has resulted in delays of shipments to certain of its customers. The Company expects that these trends may continue in 2022.
The Company has experienced an increase in delivery times and cost for products shipped from the U.K. warehouse to continental Europe. To remain competitive in the distribution of products within continental Europe, the Company expands its distribution and warehouse capacity through a third-party operated distribution provider located in the Netherlands in the first quarter of 2022. The Company expects to begin shipments from this location in the second quarter of 2022.
On March 23 2022, the United States Trade Representative ("USTR") announced it had reinstated exclusions on certain product categories or harmonized tariff codes retroactive to October 12, 2021. The exclusion is effective through December 31, 2023.
BUSINESS SEGMENTS
The Company has two reportable segments, U.S. and International. The Company has segmented its operations to reflect the manner in which management reviews and evaluates the results of its operations. The U.S. segment includes the Company’s primary domestic business that designs, markets and distributes its products to retailers, distributors and directly to consumers through its own websites. The International segment consists of certain business operations conducted outside the U.S. Management evaluates the performance of the U.S. and International segments based on net sales and income from operations. Such measures give recognition to specifically identifiable operating costs such as cost of sales, distribution expenses and selling, general and administrative expenses. Certain general and administrative expenses, such as senior executive salaries and benefits, stock compensation, director fees, and accounting, legal fees and consulting fees, are not allocated to the specific segments and are reflected as unallocated corporate expenses.
EQUITY INVESTMENTS
As of March 31, 2022, the Company owned 24.7% of the outstanding capital stock of Grupo Vasconia S.A.B. (“Vasconia”), an integrated manufacturer of aluminum products and one of Mexico’s largest housewares companies. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange. The Quotation Key is VASCONI. For the period ended March 31, 2021, the Company's investment ownership was 30%. The Company's investment ownership decreased to approximately 27% on June 30, 2021 and was further reduced to 24.7% on July 29, 2021 as a result of transactions that occurred in those periods. The Company accounts for its investment in Vasconia using the equity method of accounting and records its proportionate share of Vasconia’s net income in the Company’s condensed consolidated statements of operations. Accordingly, the Company has recorded its proportionate share of Vasconia’s net income (reduced for amortization expense related to the customer relationships acquired) for the three months ended March 31, 2022 and 2021 in the accompanying unaudited condensed consolidated statements of operations. Pursuant to a Shares Subscription Agreement, the Company may designate four persons to be nominated as members of Vasconia’s Board of Directors. As of March 31, 2022, Vasconia’s Board of Directors is comprised of eleven members, of whom the Company has designated two members.
The Company continues to explore opportunities to sell additional shares of its investment in Vasconia.
SEASONALITY
The Company’s business and working capital needs are highly seasonal, with a majority of sales occurring in the third and fourth quarters. In 2021 and 2020, net sales for the third and fourth quarters accounted for 56% and 62% of total annual net sales, respectively. The increase in the Company's net sales in the first half of the year in 2021 compared to historical trend was a result of increased demand for the Company's products due shifts in consumer purchasing patterns. In anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period. The Company's inventory levels at March 31, 2022, did not decrease from the previous two quarters, as a result of increased inventory purchases, to maintain inventory availability and meet expected demand, and higher inventory cost. In 2021, the Company's inventory levels increased during the fourth quarter compared to the third quarter. The higher inventory balance at December 31, 2021 was a result of increased inventory purchases, to maintain inventory availability and meet expected demand, and higher inventory cost.
Consistent with the seasonality of the Company’s net sales and inventory levels, the Company also experiences seasonality in its inventory turnover and turnover days from one quarter to the next.
The COVID-19 pandemic has caused, and may continue to cause, shifts in some of the Company's selling and purchasing cycles as customers deviate from their historical ordering patterns.
CRITICAL ACCOUNTING ESTIMATES
There have been no material changes to the Company’s critical accounting estimates discussed in the 2021 Annual Report on Form 10-K in Item 7 under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.

RESULTS OF OPERATIONS
The following table sets forth statements of operations data of the Company as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,
	2022	2021
Net sales	100.0%	100.0%
Cost of sales	65.5	66.3
Gross margin	34.5	33.7
Distribution expenses	10.5	9.5
Selling, general and administrative expenses	21.6	19.5
Income from operations	2.4	4.7
Interest expense	(2.1)	(2.1)
Mark to market gain on interest rate derivatives	0.6	0.3
Income before income taxes and equity in earnings (losses)	0.9	2.9
Income tax provision	(0.9)	(1.2)
Equity in earnings (losses), net of taxes	0.2	(0.1)
Net income	0.2%	1.6%

MANAGEMENT’S DISCUSSION AND ANALYSIS
THREE MONTHS ENDED MARCH 31, 2022 COMPARED TO THE THREE MONTHS ENDED
MARCH 31, 2021
Net Sales
Consolidated net sales for the three months ended March 31, 2022 were $182.7 million, representing a decrease of $13.0 million or 6.6%, as compared to net sales of $195.7 million for the corresponding period in 2021. In constant currency, a non-GAAP financial measure, which excludes the impact of foreign exchange fluctuations and was determined by applying 2022 average rates to 2021 local currency amounts, consolidated net sales decreased by $12.5 million, or 6.4%, as compared to consolidated net sales in the corresponding period in 2021.
Net sales for the U.S. segment for the three months ended March 31, 2022 were $166.2 million, a decrease of $10.0 million, or 5.7%, as compared to net sales of $176.2 million for the corresponding period in 2021.
Net sales for the U.S. segment’s Kitchenware product category were $114.1 million for the three months ended March 31, 2022, a decrease of $5.9 million, or 4.9%, as compared to $120.0 million for the corresponding period in 2021. The decrease was mainly driven by timing of customer inventory replenishment and lower sales for kitchen tools and gadgets as prior period sales were benefited by increased demand in the first quarter due to shifts in consumer purchasing patterns. The decrease was partially offset by higher selling prices and an increase in sales for barware and wine products attributable to a new warehouse club program.
Net sales for the U.S. segment’s Tableware product category were $26.6 million for the three months ended March 31, 2022, a decrease of $3.6 million, or 11.9%, as compared to $30.2 million for the corresponding period in 2021. The decrease was attributable to lower dinnerware sales to brick-and-mortar retailers and e-commerce sales.
Net sales for the U.S. segment’s Home Solutions product category were $25.5 million for the three months ended March 31, 2022, a decrease of $0.5 million, or 1.9%, as compared to $26.0 million for the corresponding period in 2021. The decrease was primarily driven by lower sales for home décor attributable to supply chain delays and measurement products, partially offset by S'well sales.
Net sales for the International segment were $16.5 million for the three months ended March 31, 2022, a decrease of $3.0 million, or 15.4%, as compared to net sales of $19.5 million for the corresponding period in 2021. In constant currency, which excludes the impact of foreign exchange fluctuations, net sales decreased $2.5 million, or 13.3%, as compared to consolidated net sales in the corresponding period in 2021. The decrease was attributable to the Company's global trading business in Asia driven by lower sales with an Australian distributor.
Gross margin
Gross margin for the three months ended March 31, 2022 was $63.1 million, or 34.5%, as compared to $66.0 million, or 33.7%, for the corresponding period in 2021.
Gross margin for the U.S. segment was $57.7 million, or 34.7%, for the three months ended March 31, 2022, as compared to $59.8 million, or 33.9%, for the corresponding period in 2021. The improvement in gross margin for the U.S. was primarily driven by a tariff reduction on certain product categories.
Gross margin for the International segment was $5.4 million, or 32.7%, for the three months ended March 31, 2022, as compared to $6.2 million, or 31.8%, for the corresponding period in 2021.The improvement in gross margin was attributable to customer mix.
Distribution expenses
Distribution expenses for the three months ended March 31, 2022 were $19.2 million, as compared to $18.6 million for the corresponding period in 2021. Distribution expenses as a percentage of net sales were 10.5% for the three months ended March 31, 2022, as compared to 9.5% for the three months ended March 31, 2021.
Distribution expenses as a percentage of net sales for the U.S. segment were approximately 9.0% and 8.7% for the three months ended March 31, 2022 and 2021, respectively. As a percentage of sales shipped from the Company’s U.S. warehouses, distribution expenses were 9.9% and 8.9% for the three months ended March 31, 2022 and 2021, respectively. The increase in expenses as a percentage of sales was attributable to lower shipment volume, higher labor rates and an increase in warehouse supply expenses.
Distribution expenses as a percentage of net sales for the International segment were 26.2% for the three months ended March 31, 2022, compared to 17.2% for the corresponding period in 2021. Distribution expenses during the three months ended March 31, 2022 include $0.4 million for the Company's relocation costs for its new warehouse distribution facility in the Netherlands. As a percentage of sales shipped from the Company’s international warehouses, excluding non-recurring expenses, distribution expenses were 21.7% and 14.4% for the three months ended March 31, 2022 and 2021, respectively. The increase was primarily attributed to increased shipping cost for products shipped from the U.K. warehouse to continental Europe and an increase in business occupancy tax expense for the U.K. warehouse.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended March 31, 2022 were $39.5 million, an increase of $1.4 million, or 3.7%, as compared to $38.1 million for the corresponding period in 2021.
Selling, general and administrative expenses for the U.S. segment were $28.5 million for the three months ended March 31, 2022, as compared to $27.4 million for the corresponding period in 2021. As a percentage of net sales, selling, general and administrative expenses were 17.1% and 15.6% for the three months ended March 31, 2022 and 2021, respectively. The increase was driven by integration cost related to the S'well acquisition.
Selling, general and administrative expenses for the International segment were $5.1 million for the three months ended March 31, 2022, as compared to $5.0 million for the corresponding period in 2021. As a percentage of net sales, selling, general and administrative expenses were 30.9% and 25.6% for the three months ended March 31, 2022 and 2021, respectively. The expense increase was attributable to unfavorable foreign currency exchange losses, partially offset by lower amortization expense on intangible assets as a result of the prior year impairment, which reduced the carrying value of the assets to its fair value.
Unallocated corporate expenses for the three months ended March 31, 2022 were $5.9 million, as compared to $5.7 million for the corresponding period in 2021. The current period increases in legal and professional fees related to the S'well acquisition were offset by lower incentive compensation expense.
Interest expense
Interest expense was $3.8 million for the three months ended March 31, 2022 and $4.0 million for the three months ended March 31, 2021. The decrease in expense was a result of less debt outstanding.

Mark to market gain on interest rate derivatives
Mark to market gain on interest rate derivatives was $1.0 million for the three months ended March 31, 2022, as compared to a mark to market gain on interest rate derivatives of $0.5 million for the three months ended March 31, 2021. The increase was attributable to the change in fair value due to the change in the projected interest rate environment. The mark to market amount represents the change in fair value on the Company’s interest rate derivatives that have not been designated as hedging instruments. These derivatives were entered into for purposes of locking-in a fixed interest rate on a portion of the Company’s variable interest rate debt. As of March 31, 2022, the intent of the Company is to hold these derivative contracts until their maturity.
Income taxes
Income tax provision of $1.7 million and $2.4 million for the three months ended March 31, 2022 and 2021, respectively, represent taxes on both U.S. and foreign earnings at combined effective income tax provision rates of 102.2% and 42.2%, respectively. The effective tax rate for both the three months ended March 31, 2022 and 2021 differs from the federal statutory income tax rate of 21.0% primarily due to state and local tax expenses, and foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance.
Equity in earnings (losses)
Equity in earnings of Vasconia, net of taxes, was $0.4 million for the three months ended March 31, 2022, as compared to equity in losses of Vasconia, net of taxes, of $0.2 million for the three months ended March 31, 2021. Vasconia reported income from operations of $4.7 million for the three months ended March 31, 2022, as compared to income from operations of $3.8 million for the three months ended March 31, 2021. The increase in income from operations was primarily attributable to improved operating results in the current period in Vasconia's aluminum division. The prior year equity in losses of Vasconia was attributable to losses from discontinued operations recognized for the three months ended March 31, 2021.
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
At March 31, 2022, the Company had cash and cash equivalents of $14.8 million, compared to $28.0 million at December 31, 2021. Working capital was $255.8 million at March 31, 2022, compared to $270.8 million at December 31, 2021. Liquidity, which includes cash and cash equivalents and availability under the ABL Agreement, was approximately $162.0 million at March 31, 2022.
Inventory, a large component of the Company’s working capital, is expected to fluctuate from period to period, with inventory levels higher primarily in the June through October time period. In 2021, the Company's inventory levels increased during the fourth quarter compared to the third quarter. The Company's inventory levels at March 31, 2022, did not decrease from the previous two quarters, as a result of increased inventory purchases, to maintain inventory availability and meet expected demand, and higher inventory cost. The Company also expects inventory turnover to fluctuate from period to period based on product and customer mix. Certain product categories have lower inventory turnover rates as a result of minimum order quantities from the Company’s vendors or customer replenishment needs. Certain other product categories experience higher inventory turns due to lower minimum order quantities or trending sale demands. For the three months ended March 31, 2022, inventory turnover was 1.8 times, or 205 days, as compared to 2.6 times, or 143 days, for the three months ended March 31, 2021. The decrease in inventory turnover was attributable to higher inventory levels and higher inventory costs in the current period.
The Company intends to refinance the ABL Agreement on or before its maturity on March 2, 2023. At March 31, 2022 there were no outstanding borrowings under the ABL Agreement. The Company believes that availability under the revolving credit facility under its ABL Agreement, including anticipated refinancing on it prior to its maturity, cash on hand and cash flows from operations are sufficient to fund the Company’s operations for the next twelve months. However, if circumstances were to adversely change, the Company may seek alternative sources of liquidity including debt and/or equity financing. However, there can be no assurance that any such alternative sources would be available or sufficient or available on terms favorable to the Company.

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
As of March 31, 2022 and December 31, 2021, the total availability under the ABL Agreement was as follows (in thousands):

	March 31, 2022	December 31, 2021
Maximum aggregate principal allowed	$150,000	$150,000
Standby letters of credit	(2,765)	(3,659)
Total availability under the ABL Agreement	$147,235	$146,341
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
The current and non-current portions of the Company’s Term Loan facility included in the condensed consolidated balance sheets were as follows (in thousands):

	March 31, 2022	December 31, 2021
Current portion of Term Loan facility:
Estimated Excess Cash Flow principal payment	$2,500	$7,200
Estimated unamortized debt issuance costs	(1,412)	(1,429)
Total Current portion of Term Loan facility	$1,088	$5,771

Non-current portion of Term Loan facility:
Term Loan facility, net of current portion	$243,411	$244,927
Estimated unamortized debt issuance costs	(2,708)	(3,054)
Total Non-current portion of Term Loan facility	$240,703	$241,873

The estimated Excess Cash Flow principal payment recorded at March 31, 2022 represents the Company’s estimate for the 2023 Excess Cash Flow payment. The 2022 Excess Cash Flow payment, paid on March 30, 2022, totaled $6.2 million. The Excess Cash Flow payment differs from the estimated amount at December 31, 2021 of $7.2 million as certain lenders opted to not require payment per the terms of the Debt Agreements.
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
Borrowings under the ABL Agreement bear interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.5% or one-month LIBOR plus 1.0%, plus a margin of 0.25% to 0.75%, or (ii) LIBOR (or Euro Interbank Offered Rate "EURIBOR" for borrowings denominated in Euro; or Sterling Overnight Index Average “SONIA” for borrowings denominated in Pounds Sterling) plus a margin of 1.25% to 1.75%. The respective margins are based upon the Company’s total leverage ratio, as defined in and computed pursuant to the ABL Agreement. There were no outstanding borrowings under the ABL Agreement at March 31, 2022. In addition, the Company pays a commitment fee of 0.375% on the unused portion of the ABL Agreement.
The Term Loan facility bears interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of (x) the prime rate, (y) a federal funds and overnight bank funding based rate plus 0.5% or (z) one-month LIBOR, but not less than 1.0%, plus 1.0%, which alternate base rate shall not be less than 2%, plus a margin of 2.5% or (ii) LIBOR, but not less than 1%, plus a margin of 3.5%. The interest rate on outstanding borrowings under the Term Loan at March 31, 2022 was 4.5%.
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
The Company was in compliance with the covenants of the Debt Agreements at March 31, 2022.
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
The Company’s adjusted EBITDA (including pro forma adjustments), for the last twelve months ended March 31, 2022 was $95.1 million.
Capital expenditures for the three months ended March 31, 2022 were $0.4 million.

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
The following is a reconciliation of the net income (loss), as reported, to adjusted EBITDA, for each of the last four quarters and the 12 months ended March 31, 2022:

	Quarter Ended				Twelve Months Ended March 31, 2022
	June 30, 2021	September 30, 2021	December 31, 2021	March 31, 2022
	(in thousands)
Net income (loss) as reported	$5,789	$12,571	$(626)	$380	$18,114
Undistributed equity (earnings), net	(393)	(195)	(466)	(416)	(1,470)
Income tax provision	1,832	5,589	6,704	1,673	15,798
Interest expense	3,819	3,835	3,856	3,767	15,277
Mark to market (gain) on interest rate derivatives	(46)	(120)	(398)	(1,049)	(1,613)
Depreciation and amortization	5,765	5,837	4,960	4,899	21,461
Intangible asset impairments	—	—	14,760	—	14,760
Stock compensation expense	1,328	1,201	1,244	1,174	4,947
Acquisition related expenses	72	41	378	1,119	1,610
Warehouse relocation and redesign expenses(1)	—	—	450	497	947
S'well integration costs	—	—	—	781	781
Wallace facility remedial design expense	—	500	—	—	500
Adjusted EBITDA (2)	18,166	29,259	30,862	12,825	91,112
Pro forma historical S'well and projected synergies adjustment(3)					4,000
Pro forma Adjusted EBITDA(2)	$18,166	$29,259	$30,862	$12,825	$95,112
(1) For the twelve months ended March 31, 2022, the warehouse relocation and redesign expenses included $0.5 million of expenses related to the International segment and $0.4 million of expenses related to the U.S. segment. For the three months ended March 31, 2022, warehouse relocation and redesign expenses included $0.4 million of expenses related to the International segment and $0.1 million of expenses related to the U.S. segment.
(2) Adjusted EBITDA is a non-GAAP financial measure that is defined in the Company’s debt agreements. Adjusted EBITDA is defined as net income (loss), adjusted to exclude undistributed equity in (earnings), income tax provision, interest expense, mark to market (gain) on interest rate derivatives, depreciation and amortization, intangible asset impairments, stock compensation expense, and other items detailed in the table above that are consistent with exclusions permitted by our debt agreements.
(3) Pro forma historical S'well and projected synergies adjustment represents a permitted adjustment to the Company’s adjusted EBITDA for the acquisition of S'well on March 2, 2022 pursuant to the Company’s Debt Agreements. Pro forma projected synergies represents the amount of projected cost savings, operating expense reductions and cost saving synergies projected by the Company as a result of actions taken through March 31, 2022 or expected to be taken as of March 31, 2022, net of the benefits realized during the twelve months ended March 31, 2022.

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
Pursuant to the Receivable Purchase Agreement, the Company sold to HSBC $46.3 million and $40.6 million of receivables during the three months ended March 31, 2022 and 2021, respectively. Charges of $0.1 million related to the sale of the receivables are included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations for both the three months ended March 31, 2022 and 2021. At March 31, 2022 and 2021, $28.1 million and $25.6 million, respectively, of receivables sold were outstanding and due to HSBC from customers.
Derivatives
Interest Rate Swaps
The Company's total outstanding notional value of interest rate swaps was $69.0 million at March 31, 2022.
The Company designated a portion of these interest rate swaps as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. The hedge periods of these agreements commenced in April 2018 and expire in March 2023. The original notional values are reduced over these periods. The aggregate notional value of designated interest rate swaps was $44.0 million at March 31, 2022.
In June 2019, the Company entered into additional interest rate swap agreements, with an aggregate notional value of $25.0 million at March 31, 2022. These non-designated interest rate swaps serve as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings and expire in February 2025.
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
The aggregate gross notional values of foreign exchange contracts at March 31, 2022 was $18.0 million. These foreign exchange contracts have been designated as hedges in order to apply hedge accounting.
The Company is exposed to market risks as well as changes in foreign currency exchange rates as measured against the USD and each other, and to changes to the credit risk of derivative counterparties. The Company attempts to minimize these risks primarily by using foreign currency forward contracts and by maintaining counterparty credit limits. These hedging activities provide only limited protection against currency exchange and credit risk. Factors that could influence the effectiveness of the Company’s hedging programs include those impacting currency markets and the availability of hedging instruments and liquidity of the credit markets. All foreign currency forward contracts that the Company enters into are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure. The Company does not enter into such contracts for speculative purposes, and as of March 31, 2022, the Company did not have any foreign currency forward contract derivatives that are not designated as hedges. These foreign exchange contracts have been designated as hedges in to order to apply hedge accounting.

Operating activities
Net cash provided by operating activities was $13.4 million for the three months ended March 31, 2022, as compared to net cash provided by operating activities of $36.3 million for the three months ended March 31, 2021. The decrease from 2022 compared to 2021 was attributable to timing of payment for accounts payable and accrued expenses, partially offset by timing of collections related to the Company's accounts receivables.
Investing activities
Net cash used in investing activities was $18.4 million and $0.9 million for the three months ended March 31, 2022 and 2021, respectively. The increase from 2022 compared to 2021 was attributable to the cash consideration of $18.0 million paid for the acquisition of S'well.
Financing activities
Net cash used in financing activities was $8.2 million and for the three months ended March 31, 2022, as compared to net cash used in financing activities of $40.8 million for the three months ended March 31, 2021. The change was mainly attributable to repayments on the Company's revolving credit facility under its ABL Agreement in the 2021 period and the lower Excess Cash Flow principal payment on the term loan for the 2022 period compared to the 2021 period.
Stock repurchase program
On March 14, 2022, the Company announced that its Board of Directors of the Company authorized the repurchase of up to $20.0 million of the Company’s common stock, replacing the Company’s previously-authorized $10 million share repurchase program. The repurchase authorization permits the Company to effect the repurchases from time to time through open market purchases and privately negotiated transactions. During the three months ended March 31, 2022, the Company repurchased 51,145 shares for a total cost of $0.7 million and thereafter retired the shares. Please see Part II, Item 2—Unregistered Sales of Equity Securities and Use of Proceeds included in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the 2021 Annual Report on Form 10-K.
Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2022, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, readers should carefully consider the factors discussed in Part I, Item 1A—Risk Factors in the 2021 Annual Report on Form 10-K, and in the Company’s other filings with the SEC, which could materially affect the Company’s business, financial condition, cash flows or future results. There have been no material changes from the risk factors previously disclosed in Part I, Item 1A—Risk Factors in the 2021 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs subsequent to end of period (2)
March 1 - March 31, 2022	104,255	$12.99	51,145	19,330,714
(1)The repurchased shares include 53,110 shares acquired other than as part of a publicly announced plan or program. The Company repurchased these securities in connection with its Amended and Restated 2000 Long Term Incentive Plan, which allows participants to use shares to satisfy the exercise price of options exercised, certain tax liabilities arising from the exercise of options, and certain tax liabilities arising from the vesting of restricted stock. The foregoing number does not include unvested shares forfeited back to the Company pursuant to the terms of its stock compensation plans.
(2)On March 14, 2022, the Company announced that its Board of Directors of the Company authorized the repurchase of up to $20.0 million of the Company’s common stock, replacing the Company’s previously-authorized $10 million share repurchase program. The repurchase authorization permits the Company to effect the repurchases from time to time through open market purchases and privately negotiated transactions. During the three months ended March 31, 2022, the Company repurchased 51,145 shares for a total cost of $0.7 million and thereafter retired the shares.

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

Lifetime Brands, Inc.

/s/ Robert B. Kay	May 5, 2022
Robert B. Kay
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Laurence Winoker	May 5, 2022
Laurence Winoker
Senior Vice President – Finance, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)