Form 10-Q
period 2022-06-30
LIFETIME BRANDS, INC
filed 2022-08-04
CIK 874396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding as of July 31, 2022 was 22,057,258.

LIFETIME BRANDS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,197	$27,982
Accounts receivable, less allowances of $13,876 at June 30, 2022 and $16,544 at December 31, 2021	106,164	175,076
Inventory	295,139	270,516
Prepaid expenses and other current assets	14,934	11,499
Income taxes receivable	3,729	—
TOTAL CURRENT ASSETS	427,163	485,073
PROPERTY AND EQUIPMENT, net	18,740	20,748
OPERATING LEASE RIGHT-OF-USE ASSETS	81,100	86,487
INVESTMENTS	22,098	22,295
INTANGIBLE ASSETS, net	221,306	212,678
OTHER ASSETS	2,281	1,793
TOTAL ASSETS	$772,688	$829,074
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturity of term loan	$4,581	$5,771
Current maturity of revolving credit facility	20,347	—
Short-term loan	30	—
Accounts payable	61,848	82,573
Accrued expenses	79,514	112,741
Income taxes payable	—	604
Current portion of operating lease liabilities	13,874	12,612
TOTAL CURRENT LIABILITIES	180,194	214,301
OTHER LONG-TERM LIABILITIES	11,633	12,116
INCOME TAXES PAYABLE, LONG-TERM	1,472	1,472
OPERATING LEASE LIABILITIES	83,401	90,824
DEFERRED INCOME TAXES	13,056	12,842
TERM LOAN	237,564	241,873
STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value, shares authorized: 100 shares of Series A and 2,000,000 shares of Series B; none issued and outstanding	—	—
Common stock, $0.01 par value, shares authorized: 50,000,000 at June 30, 2022 and December 31, 2021; shares issued and outstanding: 22,058,883 at June 30, 2022 and 22,018,016 at December 31, 2021	221	220
Paid-in capital	273,279	271,556
Retained earnings	8,224	17,419
Accumulated other comprehensive loss	(36,356)	(33,549)
TOTAL STOCKHOLDERS’ EQUITY	245,368	255,646
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$772,688	$829,074
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	$151,314	$186,636	$334,031	$382,289
Cost of sales	96,147	120,475	215,796	250,128
Gross margin	55,167	66,161	118,235	132,161
Distribution expenses	17,373	18,931	36,598	37,577
Selling, general and administrative expenses	38,258	36,229	77,746	74,337
(Loss) income from operations	(464)	11,001	3,891	20,247
Interest expense	(3,732)	(3,819)	(7,499)	(7,833)
Mark to market gain on interest rate derivatives	304	46	1,353	544
(Loss) income before income taxes and equity in earnings	(3,892)	7,228	(2,255)	12,958
Income tax benefit (provision)	98	(1,832)	(1,575)	(4,248)
Equity in earnings, net of taxes	334	393	750	146
NET (LOSS) INCOME	$(3,460)	$5,789	$(3,080)	$8,856
BASIC (LOSS) INCOME PER COMMON SHARE	$(0.16)	$0.27	$(0.14)	$0.42
DILUTED (LOSS) INCOME PER COMMON SHARE	$(0.16)	$0.26	$(0.14)	$0.40

See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income	$(3,460)	$5,789	$(3,080)	$8,856
Other comprehensive (loss) income, net of taxes:
Translation adjustment	(4,307)	2,394	(4,423)	4,223
Net change in cash flow hedges	950	236	1,558	63
Effect of retirement benefit obligations	29	41	58	68
Other comprehensive (loss) income, net of taxes	(3,328)	2,671	(2,807)	4,354
Comprehensive (loss) income	$(6,788)	$8,460	$(5,887)	$13,210
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common stock		Paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2021	22,018	$220	$271,556	$17,419	$(33,549)	$255,646
Net income	—	—	—	380	—	380
Other comprehensive income, net of taxes	—	—	—	—	521	521
Performance shares issued to employees	167	2	(2)	—	—	—
Net issuance of restricted shares granted to employees	207	2	(2)	—	—	—
Stock compensation expense	—	—	1,151	—	—	1,151
Net exercise of stock options	22	—	233	—	—	233
Shares effectively repurchased for required employee withholding taxes	(45)	—	(568)	—	—	(568)
Stock repurchase	(51)	(1)	(670)	—	—	(671)
Dividends (1)	—	—	—	(960)	—	(960)
BALANCE AT MARCH 31, 2022	22,318	$223	$271,698	$16,839	$(33,028)	$255,732
Net loss	—	—	—	(3,460)	—	(3,460)
Other comprehensive loss, net of taxes	—	—	—	—	(3,328)	(3,328)
Net issuance of restricted shares granted to employees and directors	54	1	(1)	—	—	—
Stock compensation expense	—	—	1,280	—	—	1,280
Net exercise of stock options	3	—	—	—	—	—
Shares effectively repurchased for required employee withholding taxes	(30)	(1)	(369)	—	—	(370)
Stock repurchase	(286)	(2)	671	(4,197)	—	(3,528)
Dividends (1)	—	—	—	(958)	—	(958)
BALANCE AT JUNE 30, 2022	22,059	$221	$273,279	$8,224	$(36,356)	$245,368

	Common stock		Paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2020	21,755	$218	$268,666	$424	$(39,172)	$230,136
Net income	—	—	—	3,067	—	3,067
Other comprehensive income, net of taxes	—	—	—	—	1,683	1,683
Performance shares issued to employees	150	1	(1)	—	—	—
Net issuance of restricted shares granted to employees	177	2	(2)	—	—	—
Stock compensation expense	—	—	1,439	—	—	1,439
Net exercise of stock options	44	—	184	—	—	184
Shares effectively repurchased for required employee withholding taxes	(146)	(1)	(2,159)	—	—	(2,160)
Dividends (1)	—	—	—	(943)	—	(943)
BALANCE AT MARCH 31, 2021	21,980	$220	$268,127	$2,548	$(37,489)	$233,406
Net income	—	—	—	5,789	—	5,789
Total comprehensive income					2,671	2,671
Net issuance of restricted shares granted to employees and directors	44	0	0	—	—	—
Stock compensation expense	—	—	1,323	—	—	1,323
Net exercise of stock options	50	1	550	—	—	551
Shares effectively repurchased for required employee withholding taxes	(67)	(1)	(1,024)	—	—	(1,025)
Dividends (1)	—	—	—	(914)	—	(914)
BALANCE AT JUNE 30, 2021	22,007	$220	$268,976	$7,423	$(34,818)	$241,801
(1) Cash dividends declared per share of common stock were $0.085 and $0.085 in the six months ended June 30, 2022 and 2021, respectively.
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
OPERATING ACTIVITIES
Net (loss) income	$(3,080)	$8,856
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	9,937	11,723
Amortization of financing costs	843	876
Mark to market (gain) on interest rate derivatives	(1,353)	(544)
Non-cash lease expense	(690)	(768)
Recovery for doubtful accounts	(258)	(146)
Stock compensation expense	2,539	2,772
Undistributed (earnings) from equity investment, net of taxes	(750)	(146)
Changes in operating assets and liabilities (excluding the effects of business acquisitions)
Accounts receivable	69,500	49,943
Inventory	(25,325)	(14,305)
Prepaid expenses, other current assets and other assets	(816)	2,931
Accounts payable, accrued expenses and other liabilities	(55,117)	(12,516)
Income taxes receivable	(3,729)	(1,750)
Income taxes payable	(558)	(4,795)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(8,857)	42,131
INVESTING ACTIVITIES
Purchases of property and equipment	(1,479)	(2,497)
Acquisitions	(17,956)	(178)
NET CASH USED IN INVESTING ACTIVITIES	(19,435)	(2,675)
FINANCING ACTIVITIES
Proceeds from revolving credit facility	157,751	10,845
Repayments of revolving credit facility	(136,970)	(38,131)
Repayments of term loan	(6,216)	(10,478)
Proceeds from short-term loan	30	31
Repayments of short-term loan	—	(31)
Payments for finance lease obligations	(17)	(43)
Payments of tax withholding for stock based compensation	(938)	(3,185)
Proceeds from the exercise of stock options	233	735
Payments for stock repurchase	(4,199)	—
Cash dividends paid	(1,929)	(1,957)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	7,745	(42,214)
Effect of foreign exchange on cash	(238)	140
DECREASE IN CASH AND CASH EQUIVALENTS	(20,785)	(2,618)
Cash and cash equivalents at beginning of period	27,982	35,963
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,197	$33,345
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
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
Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
The Company’s business and working capital needs are highly seasonal, with a majority of sales occurring in the third and fourth quarters. In 2021 and 2020, net sales for the third and fourth quarters accounted for 56% and 62% of total annual net sales, respectively. The increase in the Company's net sales in the first half of the year in 2021 compared to historical trend was a result of increased demand for the Company's products due to shifts in consumer purchasing patterns. In anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period.
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
June 30, 2022
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
Receivable purchase agreement
The Company has an uncommitted Receivables Purchase Agreement with HSBC Bank USA, National Association (“HSBC”) as Purchaser (the “Receivables Purchase Agreement”). The sale of accounts receivable, under the Receivables Purchase Agreement with HSBC, is excluded from the Company’s unaudited condensed consolidated balance sheets at the time of sale and the related sale expense is included in selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations. Pursuant to the Receivable Purchase Agreement, the Company sold to HSBC $33.5 million and $79.8 million of receivables during the three and six months ended June 30, 2022, respectively and $38.9 million and $79.5 million of receivables during three and six months ended June 30, 2021, respectively. Charges of $0.2 million and $0.1 million related to the sale of the receivables are included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations for the three months ended June 30, 2022 and 2021, respectively. Charges of $0.3 million and $0.2 million related to the sale of the receivables are included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations for the six months ended June 30, 2022 and 2021, respectively. At June 30, 2022 and 2021, $25.6 million and $14.6 million, respectively, of receivables sold were outstanding and due to HSBC from customers.
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
The components of inventory were as follows (in thousands):

	June 30, 2022	December 31, 2021
Finished goods	$283,764	$259,916
Work in process	90	159
Raw materials	11,285	10,441
Total	$295,139	$270,516

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
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
June 30, 2022
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
Restructuring expenses
Costs associated with restructuring activities are recorded at fair value when a liability has been incurred. Generally, a liability has been incurred at the communication date for severance. Charges associated with lease terminations, related to restructuring activities, are recognized at the effective date of the lease modification.
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
June 30, 2022
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions to account for contract modifications, hedging relationships and other transactions that reference the London Inter-Bank Offered Rate (“LIBOR”) or another reference rate that is expected to be discontinued as a result of reference rate reform. The guidance in ASU 2020-04 may be applied to contract modifications and hedging relationships as of any date from March 12, 2020, but no later than December 31, 2022, and should be applied on a prospective basis. The Company has not yet applied the guidance in ASU 2020-04 and is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.
NOTE 2 —REVENUE
The Company sells products wholesale, to retailers and distributors, and sells products retail, directly to consumers. Wholesale sales and retail sales are recognized at the point in time the customer obtains control of the products in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products. To indicate the transfer of control, the Company must have a present right to payment, legal title must have passed to the customer, the customer must have the significant risks and rewards of ownership, and where acceptance is not a formality, the customer must have accepted the product or service. The Company’s principal terms of sale are Free On Board (“FOB”) Shipping Point, or equivalent, and, as such, the Company primarily transfers control and records revenue for product sales upon shipment. Sales arrangements with delivery terms that are not FOB Shipping Point are not recognized upon shipment and the transfer of control for revenue recognition is evaluated based on the associated shipping terms and customer obligations. Shipping and handling fees that are billed to customers in sales transactions are included in net sales and amounted to $1.0 million and $2.0 million for the three and six months ended June 30, 2022, respectively, and $0.7 million and $1.4 million for the three and six months ended June 30, 2021, respectively. Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(unaudited)
The following tables present the Company’s net sales disaggregated by segment, product category and geographic region for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
U.S. segment
Kitchenware	$84,345	$103,627	$198,475	$223,622
Tableware	29,943	37,289	56,520	67,521
Home Solutions	22,903	25,667	48,414	51,621
Total U.S. segment	137,191	166,583	303,409	342,764

International segment	14,123	20,053	30,622	39,525
Total net sales	$151,314	$186,636	$334,031	$382,289

United States	$131,650	$161,946	$291,052	$332,714
United Kingdom	8,053	9,855	18,839	22,635
Rest of World	11,611	14,835	24,140	26,940
Total net sales	$151,314	$186,636	$334,031	$382,289

NOTE 3 —ACQUISITION
S'well
On March 2, 2022, the Company acquired certain assets of Can't Live Without It, LLC. (dba S'well Bottle and which the Company refers to as “S'well”). The Company paid cash consideration of $18.0 million. The transaction also includes up to $5.0 million in contingent consideration, subject to the acquired brand reaching certain milestones.
The purchase price was comprised of the following (in thousands):

Cash paid	$17,956
Value of contingent consideration	650
Total purchase price	$18,606
The value of contingent consideration represents the present value of estimated contingent payments of $0.7 million, related to the attainment of certain gross contribution targets for the year 2024. The maximum undiscounted contingent consideration to be paid under the agreement is $5.0 million. Acquisition related costs of $0.9 million were recorded within selling, general and administrative expenses in the unaudited condensed consolidated statements of operations.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(unaudited)
The purchase price was allocated based on the Company’s preliminary estimate of the fair values of the assets acquired and liabilities assumed, as follows (in thousands):

Purchase Price Allocation
Accounts receivable	$2,280
Inventory	4,005
Fixed assets	40
Intangible assets	13,000
Goodwill	2,966
Accounts payable and accrued expenses	(3,685)
Total allocated value	$18,606
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
The condensed consolidated statement of operations includes $3.5 million and $4.4 million of net sales attributable to the S'well brand for the three and six months ended June 30, 2022, respectively.
Year & Day
On February 26, 2021, the Company acquired the business and certain assets of Year & Day, a designer and distributor of ceramic dinnerware, stainless steel flatware and Italian glassware for cash in the amount of $0.2 million. The assets and operating results of the Year & Day brand are reflected in the Company’s condensed consolidated financial statements in accordance with ASC Topic No. 805, Business Combinations, commencing from the acquisition date. The purchase price was allocated based on the fair values of the assets acquired which consisted of inventory of $0.3 million and liabilities assumed of $(0.1) million.
NOTE 4 — LEASES
The Company has operating leases for corporate offices, distribution facilities, a manufacturing plant, and certain vehicles.
The components of lease expense for the three and six months ended June 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease expenses(1):
Fixed lease expense	$4,521	$4,501	$8,929	$8,996
Variable lease expense	1,174	949	2,345	1,927
Total	$5,695	$5,450	$11,274	$10,923
(1) Expenses are recorded within distribution expenses and selling, general and administrative expenses on the unaudited condensed consolidated statement of operations.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(unaudited)
Supplemental cash flow information for lease related liabilities and assets for the six months ended June 30, 2022 and 2021 were as follows (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$9,618	$9,764

	Six Months Ended June 30,
	2022	2021
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,452	$1,248
The aggregate future lease payments for operating leases as of June 30, 2022 were as follows (in thousands):

Operating
2022 (excluding the six months ended June 30, 2022)	$9,753
2023	19,067
2024	18,541
2025	17,935
2026	17,233
2027	13,154
Thereafter	23,703
Total lease payments	119,386
Less: Interest	(22,111)
Present value of lease payments	$97,275
Average lease terms and discount rates were as follows:

June 30, 2022
Operating leases:
Weighted-average remaining lease term (years)	6.7
Weighted-average discount rate	6.1%
NOTE 5 —INVESTMENTS
As of June 30, 2022, the Company owned 24.7% of the outstanding capital stock of Grupo Vasconia S.A.B. (“Vasconia”), an integrated manufacturer of aluminum products and one of Mexico’s largest housewares companies. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange. The Quotation Key is VASCONI. For the period ended June 30, 2021, the Company's investment ownership was 30.0%. The Company's investment ownership decreased to approximately 27.0% on June 30, 2021 and was further reduced to 24.7% on July 29, 2021 as a result of transactions that occurred in those periods. The Company accounts for its investment in Vasconia using the equity method of accounting and records its proportionate share of Vasconia’s net income in the Company’s condensed consolidated statements of operations. Accordingly, the Company has recorded its proportionate share of Vasconia’s net income (reduced for amortization expense related to the customer relationships acquired) for the three and six months ended June 30, 2022 and 2021 in the accompanying unaudited condensed consolidated statements of operations.
On June 30, 2021, Vasconia issued additional shares of its stock, which diluted the Company’s investment ownership from approximately 30% to approximately 27%. The Company recorded a non-cash gain of $1.7 million, increasing the Company’s

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(unaudited)
investment balance. Additionally, a loss of $2.0 million was recognized for the proportionate share of the diluted ownership for amounts previously recognized in accumulated other comprehensive loss. The net loss of $0.3 million was included in equity in earnings, net of taxes, in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2021.
The value of the Company’s investment balance has been translated from Mexican Pesos (“MXN”) to U.S. Dollars (“USD”) using the spot rates of MXN 20.15 and MXN 20.46 at June 30, 2022 and December 31, 2021, respectively.
The Company’s proportionate share of Vasconia’s net income has been translated from MXN to USD using the following exchange rates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Average exchange rate (USD to MXN)	20.02	20.02	20.02 - 20.50	20.02 - 20.33
The effect of the translation of the Company’s investment, as well as the translation of Vasconia’s balance sheet, resulted in a decrease to the investment of $0.9 million and an increase of $1.6 million during the six months ended June 30, 2022 and 2021, respectively. These translation effects are recorded in accumulated other comprehensive loss.
Summarized income statement information for the three and six months ended June 30, 2022 and 2021 for Vasconia in USD and MXN is as follows (in thousands):

	Three Months Ended June 30,
	2022		2021
	USD	MXN	USD	MXN
Net sales	$66,195	$1,325,237	$59,079	$1,182,752
Gross profit	10,804	216,297	15,921	318,737
Income from operations	518	10,366	6,499	130,110
Net income	1,403	28,091	2,380	47,661

	Six Months Ended June 30,
	2022		2021
	USD	MXN	USD	MXN
Net Sales	$130,513	$2,643,750	$112,685	$2,272,569
Gross profit	25,224	511,915	27,879	561,840
Income from operations	5,203	106,406	10,283	207,043
Net income	3,134	63,570	1,610	32,000
The Company recorded equity in earnings of Vasconia, net of taxes, of $0.3 million and $0.8 million for the three and six months ended June 30, 2022, respectively. The Company recorded equity in earnings of Vasconia, net of taxes, of $0.7 million and $0.5 million for the three and six months ended June 30, 2021, respectively.
Included within the Company's unaudited condensed consolidated balance sheets were the following amounts due to and due from Vasconia (in thousands):

Vasconia due to and due from balances	Balance Sheet Location	June 30, 2022	December 31, 2021
Amounts due from Vasconia	Prepaid expenses and other current assets	$168	$80
Amounts due to Vasconia	Accrued expenses and Accounts payable	(13)	(146)

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(unaudited)
As of June 30, 2022 and December 31, 2021, the fair value (based on Level 1 inputs using the quoted stock price) of the Company’s investment in Vasconia was $21.3 million and $31.5 million, respectively. The carrying value of the Company’s investment in Vasconia was $22.1 million and $22.3 million as of June 30, 2022 and December 31, 2021, respectively The Company evaluated the decline in fair value of the investment and concluded that the decline is temporary.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(unaudited)
NOTE 6 — INTANGIBLE ASSETS
Intangible assets consisted of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022			December 31, 2021
	Gross	Accumulated Amortization	Net	Gross	Impairment	Accumulated Amortization	Net
Goodwill	$33,237	$—	$33,237	$30,271	$—	$—	$30,271
Indefinite-lived intangible assets:
Trade names	49,600	—	49,600	49,600	—	—	49,600
Finite-lived intangible assets:
Licenses	15,847	(11,426)	4,421	15,847	—	(11,198)	4,649
Trade names(1)	54,792	(18,132)	36,660	51,856	(2,546)	(23,829)	25,481
Customer relationships(1)	143,157	(48,563)	94,594	177,245	(11,766)	(65,863)	99,616
Other (1)	5,856	(3,062)	2,794	6,566	(448)	(3,057)	3,061
Total	$302,489	$(81,183)	$221,306	$331,385	$(14,760)	$(103,947)	$212,678
(1) The gross value and accumulated amortization at June 30, 2022 reflect a reduction of $44.1 million and $(29.3) million, respectively, for the net $14.8 million impairment charge on finite-lived intangible assets within the international segment during the period ended December 31, 2021.
A summary of the activities related to the Company’s intangible assets for the six months ended June 30, 2022 consists of the following (in thousands):

	Intangible Assets	Goodwill	Total Intangible Assets and Goodwill
Goodwill and Intangible Assets, December 31, 2021	$182,407	$30,271	$212,678
Acquisition of goodwill	—	2,966	2,966
Acquisition of trade name	13,000	—	13,000
Foreign currency translation adjustment	(217)	—	(217)
Amortization	(7,121)	—	(7,121)
Goodwill and Intangible Assets, June 30, 2022	$188,069	$33,237	$221,306
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(unaudited)
conditions are met. The Incremental Facilities may not exceed the sum of (i) $50.0 million plus (ii) an unlimited amount so long as, in the case of (ii) only, the Company’s secured net leverage ratio, as defined in and computed pursuant to the Term Loan, is no greater than 3.75 to 1.00, subject to certain limitations and for the period defined pursuant to the Term Loan.
As of June 30, 2022 and December 31, 2021, the total availability under the ABL Agreement was as follows (in thousands):

	June 30, 2022	December 31, 2021
Maximum aggregate principal allowed	$150,000	$150,000
Outstanding borrowings under the ABL Agreement	(20,347)	—
Standby letters of credit	(2,765)	(3,659)
Total availability under the ABL Agreement	$126,888	$146,341

Availability under the ABL Agreement depends on the valuation of certain current assets comprising the borrowing base. The borrowing capacity under the ABL Agreement will depend, in part, on eligible levels of accounts receivable and inventory that fluctuate regularly. Due to the seasonality of the Company’s business, this means that the Company may have greater borrowing availability during the third and fourth quarters of each year. Consequently, the $150.0 million commitment thereunder may not represent actual borrowing capacity.
The current and non-current portions of the Company’s Term Loan facility included in the condensed consolidated balance sheets were as follows (in thousands):

	June 30, 2022	December 31, 2021
Current portion of Term Loan facility:
Estimated Excess Cash Flow principal payment	$6,000	$7,200
Estimated unamortized debt issuance costs	(1,419)	(1,429)
Total Current portion of Term Loan facility	$4,581	$5,771

Non-current portion of Term Loan facility:
Term Loan facility, net of current portion	$239,911	$244,927
Estimated unamortized debt issuance costs	(2,347)	(3,054)
Total Non-current portion of Term Loan facility	$237,564	$241,873
The estimated Excess Cash Flow principal payment recorded at June 30, 2022 represents the Company’s estimate for the 2023 Excess Cash Flow payment. The 2022 Excess Cash Flow payment, paid on March 30, 2022, totaled $6.2 million. The Excess Cash Flow payment differs from the estimated amount at December 31, 2021 of $7.2 million as certain lenders opted to not require payment per the terms of the Debt Agreements.
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(unaudited)
Borrowings under the ABL Agreement bear interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.5% or one-month LIBOR plus 1.0%, plus a margin of 0.25% to 0.75%, or (ii) LIBOR (or Euro Interbank Offered Rate "EURIBOR" for borrowings denominated in Euro; or Sterling Overnight Index Average “SONIA” for borrowings denominated in Pounds Sterling) plus a margin of 1.25% to 1.75%. The respective margins are based upon the Company’s total leverage ratio, as defined in and computed pursuant to the ABL Agreement. The interest rate on outstanding borrowings under the ABL Agreement at June 30, 2022 was between 2.44% and 5.00%. In addition, the Company pays a commitment fee of 0.375% on the unused portion of the ABL Agreement.
The Term Loan facility bears interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of (x) the prime rate, (y) a federal funds and overnight bank funding based rate plus 0.5% or (z) one-month LIBOR, but not less than 1.0%, plus 1.0%, which alternate base rate shall not be less than 2.0%, plus a margin of 2.5% or (ii) LIBOR, but not less than 1.0%, plus a margin of 3.5%. The interest rate on outstanding borrowings under the Term Loan at June 30, 2022 was 4.6%.
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
The Company was in compliance with the covenants of the Debt Agreements at June 30, 2022.
The Company expects that it will continue to borrow, subject to availability, and repay funds under the ABL Agreement based on working capital and other corporate needs.
NOTE 8 — DERIVATIVES
Interest Rate Swap Agreements
The Company's total outstanding notional value of interest rate swaps was $50.0 million at June 30, 2022.
The Company designated a portion of these interest rate swaps as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. The hedge periods of these agreements commenced in April 2018 and expire in March 2023. The original notional values are reduced over these periods. The aggregate notional value of designated interest rate swaps was $25.0 million at June 30, 2022.
In June 2019, the Company entered into additional interest rate swap agreements, with an aggregate notional value of $25.0 million at June 30, 2022. These non-designated interest rate swaps serve as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings and expire in February 2025.
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(unaudited)
The aggregate gross notional values of foreign exchange contracts at June 30, 2022 was $13.5 million. These foreign exchange contracts have been designated as hedges in order to apply hedge accounting.
The Company is exposed to market risks as well as changes in foreign currency exchange rates as measured against the USD and each other, and to changes to the credit risk of derivative counterparties. The Company attempts to minimize these risks primarily by using foreign currency forward contracts and by maintaining counterparty credit limits. These hedging activities provide only limited protection against currency exchange and credit risk. Factors that could influence the effectiveness of the Company’s hedging programs include those impacting currency markets and the availability of hedging instruments and liquidity of the credit markets. All foreign currency forward contracts that the Company enters into are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure. The Company does not enter into such contracts for speculative purposes, and as of June 30, 2022, the Company did not have any foreign currency forward contract derivatives that are not designated as hedges. These foreign exchange contracts have been designated as hedges in to order to apply hedge accounting.
The fair values of the Company’s derivative financial instruments included in the condensed consolidated balance sheets are presented as follows (in thousands):

Derivatives designated as hedging instruments	Balance Sheet Location	June 30, 2022	December 31, 2021
Interest rate swaps	Prepaid expenses and other current assets	$64	$—
	Accrued expenses	—	288
	Other long-term liabilities	—	292
Foreign exchange contracts	Prepaid expenses and other current assets	1,563	461

Derivatives not designated as hedging instruments	Balance Sheet Location	June 30, 2022	December 31, 2021
Interest rate swaps	Other assets	$674	$—
	Other long-term liabilities	—	680
The fair values of the interest rate swaps have been obtained from the counterparties to the agreements and were based on Level 2 observable inputs using proprietary models and estimates about relevant future market conditions. The fair values of the foreign exchange contracts were based on Level 2 observable inputs using quoted market prices for similar assets in an active market. The counterparties to the derivative financial instruments are major international financial institutions. The Company is exposed to credit risk for the net exchanges under these agreements, but not for the notional amounts. As of June 30, 2022, the Company did not anticipate non-performance by any of its counterparties.
The amounts of gains and losses, realized and unrealized, related to the Company’s derivative financial instruments designated as hedging instruments are recognized in other comprehensive (loss) income, net of taxes, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives designated as hedging instruments	2022	2021	2022	2021
Interest rate swaps	$200	$171	$483	$393
Foreign exchange contracts	750	65	1,075	(330)
	$950	$236	$1,558	$63
Realized gains and losses on the interest rate swaps that are reported in other comprehensive (loss) income are reclassified into earnings as the interest expense on the debt is recognized. The Company had no terminated or matured interest rate swaps during the three and six months ended June 30, 2022.
Realized gains and losses on foreign exchange contracts that are reported in other comprehensive (loss) income are reclassified into cost of sales as the underlying inventory purchased is sold.
During the three months ended June 30, 2022, the Company reclassified $0.1 million of cash flow hedges in accumulated other comprehensive losses to earnings. This was comprised of $0.1 million related to realized interest rate swap losses and a gain of

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(unaudited)
$0.2 million related to foreign exchange contracts recognized in cost of sales. During the six months ended June 30, 2022, the Company reclassified $0.02 million of cash flow hedges in accumulated other comprehensive losses to earnings. This was comprised of $0.3 million related to realized interest rate swap losses and a gain of $0.3 million related to foreign exchange contracts recognized in cost of sales. At June 30, 2022, the estimated amount of existing net gains expected to be reclassified into earnings within the next 12 months was $1.4 million.
During the three months ended June 30, 2021, the Company reclassified $0.5 million of cash flow hedges in accumulated other comprehensive losses to earnings. This was comprised of $0.2 million related to realized interest rate swap losses and a loss of $0.3 million related to foreign exchange contracts recognized in cost of sales. During the six months ended June 30, 2021, the Company reclassified $0.8 million of cash flow hedges in accumulated other comprehensive losses to earnings. This was comprised of $0.5 million related to realized interest rate swap losses and a loss of $0.3 million related to foreign exchange contracts recognized in cost of sales.
Interest and mark to market gains (losses) related to the Company’s derivative financial instruments not designated as hedging instruments that were recognized in earnings are as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments	Location of gain (loss)	2022	2021	2022	2021
Interest rate swaps	Mark to market gain on interest rate derivatives	$304	$46	$1,353	$544
	Interest expense	(72)	(115)	(183)	(226)
		$232	$(69)	$1,170	$318
NOTE 9 — STOCK COMPENSATION
On June 23, 2022, the stockholders of the Company approved an amendment and restatement of the Company's Amended and Restated 2000 Long Term Incentive Plan (the "Plan"). The amendment and restatement of the Plan revised the terms and conditions of the Plan to, among other things, increase the shares available for grant under the Plan by 1,180,000 shares. As of June 30, 2022, there were 1,123,954 shares available for the grant of awards under the Plan, assuming maximum performance of performance-based awards.
Option Awards
A summary of the Company’s stock option activity and related information for the six months ended June 30, 2022 is as follows:

	Options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Options outstanding, January 1, 2022	1,094,575	$13.64
Grants	56,000	11.45
Exercises	(60,000)	11.64
Cancellations	(5,125)	10.60
Expirations	(11,850)	13.30
Options outstanding, June 30, 2022	1,073,600	13.66	4.9	$668
Options exercisable, June 30, 2022	958,725	$13.93	4.4	$579
Total unrecognized stock option expense remaining (in thousands)	$601
Weighted-average years expected to be recognized over	2.1
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their stock options on June 30, 2022. The intrinsic value is calculated for each

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(unaudited)
in-the-money stock option as the difference between the closing price of the Company’s common stock on June 30, 2022 and the exercise price.
Restricted Stock
A summary of the Company’s restricted stock activity and related information for the six months ended June 30, 2022 is as follows:

	Restricted Shares	Weighted- average grant date fair value
Non-vested restricted shares, January 1, 2022	429,601	$11.47
Grants	266,713	12.03
Vested	(171,799)	11.89
Cancellations	(5,256)	10.73
Non-vested restricted shares, June 30, 2022	519,259	$11.63
Total unrecognized compensation expense remaining (in thousands)	$5,469
Weighted-average years expected to be recognized over	1.8
The total fair value of restricted stock that vested during the six months ended June 30, 2022 was $2.1 million.
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
A summary of the Company’s performance-based award activity and related information for the six months ended June 30, 2022 is as follows:

	Performance- based stock awards (1)	Weighted- average grant date fair value
Non-vested performance-based awards, January 1, 2022	436,330	$10.54
Grants	123,000	12.19
Achieved performance over target (2)	12,035	9.20
Vested	(166,935)	9.20
Cancellations	(3,776)	10.50
Non-vested performance-based awards, June 30, 2022	400,654	$11.56
Total unrecognized compensation expense remaining (in thousands)	$3,059
Weighted-average years expected to be recognized over	1.9
(1)Represents the target number of shares to be issued for each performance-based award.
(2)Represents the number of shares earned over target for performance-based awards granted in 2019 based on performance goals attained. These awards vested in the three months ended March 31, 2022.
The total fair value of performance-based awards that vested during the six months ended June 30, 2022 was $2.0 million.
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(unaudited)
determined by the Compensation Committee of the Board of Directors. The cash-settled performance-based awards are subject to the terms and conditions of the Company’s Plan.
A summary of the Company’s cash-settled performance-based awards activity and related information for the six months ended June 30, 2022 is as follows:

	Cash-settled performance-based awards (1)	Weighted- average fair value
Non-vested cash-settled performance-based awards, January 1, 2022	—	$—
Grants	87,825	11.05
Cancellations	(1,237)	11.85
Non-vested cash-settled performance-based awards, June 30, 2022	86,588	$11.04
Total unrecognized compensation expense remaining (in thousands)	$849
Weighted-average years expected to be recognized over	2.5
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
The Company recorded stock compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Stock Compensation Expense Components	2022	2021	2022	2021
Equity based stock option expense	$93	$102	$180	$226
Restricted and performance-based stock awards expense	1,187	1,221	2,251	2,536
Stock compensation expense for equity based awards	$1,280	$1,323	$2,431	$2,762
Liability based stock option expense	(1)	5	(6)	10
Cash-settled performance-based awards expense	86	—	114	—
Total Stock Compensation Expense	$1,365	$1,328	$2,539	$2,772

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(unaudited)
NOTE 10 —(LOSS) INCOME PER COMMON SHARE
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
The calculations of basic and diluted (loss) income per common share for the three and six months ended June 30, 2022 and 2021 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except per share amounts)
Net (loss) income – Basic and Diluted	$(3,460)	$5,789	$(3,080)	$8,856
Weighted-average shares outstanding – Basic	21,531	21,322	21,642	21,239
Effect of dilutive securities:
Stock options and other stock awards	—	643	—	664
Weighted-average shares outstanding – Diluted	21,531	21,965	21,642	21,903
Basic (loss) income per common share	$(0.16)	$0.27	$(0.14)	$0.42
Diluted (loss) income per common share	$(0.16)	$0.26	$(0.14)	$0.40
Antidilutive Securities(1)	1,704	423	1,671	422
(1) Stock options and other stock awards that have been excluded from the denominator as their inclusion would have been anti-dilutive.
NOTE 11— INCOME TAXES
Income tax benefit of $0.1 million and income tax provision of $1.6 million for the three and six months ended June 30, 2022, respectively, represent taxes on both U.S. and foreign earnings at a combined effective income tax benefit rate of 2.5% and an income tax provision rate of (69.8)%, respectively. The negative rate for the six months ended June 30, 2022 reflects tax expense on a pretax financial reporting loss. The effective tax rate for the three and six months ended June 30, 2022 differs from the federal statutory income tax rate of 21.0% primarily due to foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance.
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
The Company evaluates its tax positions on a quarterly basis and revises its estimates accordingly. There were no material changes to the Company’s uncertain tax positions, interest, or penalties during the three-month periods ended June 30, 2022 and June 30, 2021.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Net sales
U.S.	$137,191	$166,583	$303,409	$342,764
International	14,123	20,053	30,622	39,525
Total net sales	$151,314	$186,636	$334,031	$382,289
(Loss) income from operations
U.S.	$7,530	$18,274	$21,856	$35,381
International	(3,072)	(1,616)	(7,190)	(3,766)
Unallocated corporate expenses	(4,922)	(5,657)	(10,775)	(11,368)
(Loss) income from operations	$(464)	$11,001	$3,891	$20,247
Depreciation and amortization
U.S.	$4,698	$4,539	$9,247	$9,289
International	340	1,226	690	2,434
Total depreciation and amortization	$5,038	$5,765	$9,937	$11,723

	June 30, 2022	December 31, 2021
	(in thousands)
Assets
U.S.	$669,065	$706,000
International	92,697	95,092
Unallocated corporate	10,926	27,982
Total Assets	$772,688	$829,074

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
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
June 30, 2022
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
In the event CBP accepts the evidence presented, then no additional duties or penalties will be owed. If CBP rejects the Company’s position, then the estimated amount of duties that could be owed is $1.4 million. In such event, it is reasonably possible that additional penalties could be assessed, depending upon the level of culpability found, of up to $2.8 million for negligence and up to $5.6 million for gross negligence. In the event penalties are assessed, the Company will have the opportunity to further contest CBP’s findings and seek cancellation or mitigation of such assessments.
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(unaudited)
NOTE 14 — OTHER
Cash dividends
Dividends declared in the six months ended June 30, 2022 were as follows:

Dividend per share	Date declared	Date of record	Payment date
$0.0425	3/8/2022	5/2/2022	5/16/2022
$0.0425	6/23/2022	8/1/2022	8/15/2022
During the six months ended June 30, 2022, the Company paid dividends of $1.9 million. This included payments made on February 14, 2022 and May 16, 2022 of $0.9 million and $0.9 million to stockholders of record on January 31, 2022 and May 2, 2022, respectively, and payments of $0.1 million for dividends payable upon the vesting of restricted shares and performance shares.
In the three months ended June 30, 2022, the Company reduced retained earnings for the accrual of $1.0 million relating to the dividend payable on August 15, 2022.
On August 2, 2022, the Board of Directors declared a quarterly dividend of $0.0425 per share of common stock payable on November 15, 2022 to stockholders of record on November 1, 2022.
Stock repurchase program
On March 14, 2022, the Company announced that its Board of Directors of the Company authorized the repurchase of up to $20.0 million of the Company’s common stock, replacing the Company’s previously-authorized $10 million share repurchase program. The repurchase authorization permits the Company to effect the repurchases from time to time through open market purchases and privately negotiated transactions. During the three and six months ended June 30, 2022, the Company repurchased 285,646 and 336,791 shares, respectively, for a total cost of $3.5 million and $4.2 million respectively, and thereafter retired the shares. Please see Part II, Item 2—Unregistered Sales of Equity Securities and Use of Proceeds included in this Quarterly Report on Form 10-Q.
Supplemental cash flow information

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,598	$6,896
Cash paid for taxes, net of refunds	5,862	10,793
Non-cash investing activities:
Net (loss) on dilution of Vasconia ownership	$—	$(310)

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(unaudited)
Components of accumulated other comprehensive loss, net

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Accumulated translation adjustment:
Balance at beginning of period	$(31,868)	$(34,017)	$(31,752)	$(35,846)
Translation adjustment during period	(4,307)	352	(4,423)	2,181
Amounts reclassified from accumulated other comprehensive loss (1)	—	2,042	—	2,042
Translation Adjustment	(4,307)	2,394	(4,423)	4,223
Balance at end of period	$(36,175)	$(31,623)	$(36,175)	$(31,623)
Accumulated deferred gains (losses) on cash flow hedges:
Balance at beginning of period	$686	$(1,298)	$78	$(1,125)
Change in unrealized gains (losses)	1,079	(229)	1,577	(783)
Amounts reclassified from accumulated other comprehensive loss:
Settlement of cash flow hedge (2)	(129)	465	(19)	846
Net change in cash flow hedges, net of taxes of $243, $73, $413, $54	950	236	1,558	63
Balance at end of period	$1,636	$(1,062)	$1,636	$(1,062)
Accumulated effect of retirement benefit obligations:
Balance at beginning of period	$(1,846)	$(2,174)	$(1,875)	$(2,201)
Amounts reclassified from accumulated other comprehensive loss: (3)
Amortization of actuarial loss, net of taxes	29	41	58	68
Balance at end of period	$(1,817)	$(2,133)	$(1,817)	$(2,133)
Total accumulated other comprehensive loss at end of period	$(36,356)	$(34,818)	$(36,356)	$(34,818)

(1)Amounts are recorded in equity in earnings on the unaudited condensed statements of operations.
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
RECENT DEVELOPMENTS
Disruptions in the global supply chain have been caused by various factors, including increased demand for containers, limited container capacity and backlog at shipping ports. The Company has been impacted by these disruptions and has experienced higher inbound freight cost, delays in importing inventory and an increase in product costs. In addition, the global economy is experiencing accelerated inflation, which has in part been caused by the supply chain disruptions, higher consumer spending and low interest rates. The rise in inflation is contributing to higher prices, which may result in higher input cost for products, increased transportation and labor cost and impact consumer spending and buying patterns. The Company may be adversely impacted if trends in the global supply chain disruptions and high inflation continue in 2022.
The Company has experienced an increase in delivery times and cost for products shipped from the U.K. warehouse to continental Europe. To remain competitive in the distribution of products within continental Europe, the Company expanded its distribution and warehouse capacity through a third-party operated distribution provider located in the Netherlands in the first quarter of 2022. The Company began shipments from this location in the second quarter of 2022.
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
EQUITY INVESTMENTS
As of June 30, 2022, the Company owned 24.7% of the outstanding capital stock of Grupo Vasconia S.A.B. (“Vasconia”), an integrated manufacturer of aluminum products and one of Mexico’s largest housewares companies. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange. The Quotation Key is VASCONI. For the period ended June 30, 2021, the Company's investment ownership was 30%. The Company's investment ownership decreased to approximately 27% on June 30, 2021 and was further reduced to 24.7% on July 29, 2021 as a result of transactions that occurred in those periods. The Company accounts for its investment in Vasconia using the equity method of accounting and records its proportionate share of Vasconia’s net income in the Company’s condensed consolidated statements of operations. Accordingly, the Company has recorded its proportionate share of Vasconia’s net income (reduced for amortization expense related to the customer relationships acquired) for the three and six months ended June 30, 2022 and 2021 in the accompanying unaudited condensed consolidated statements of operations. Pursuant to a Shares Subscription Agreement, the Company may designate four persons to be nominated as members of Vasconia’s Board of Directors. As of June 30, 2022, Vasconia’s Board of Directors is comprised of eleven members, of whom the Company has designated two members.
On June 30, 2021, Vasconia issued additional shares of its stock, which diluted the Company’s investment ownership from approximately 30% to approximately 27%. The Company recorded a non-cash gain of $1.7 million, increasing the Company’s investment balance. Additionally, a loss of $2.0 million was recognized for the proportionate share of the diluted ownership for amounts previously recognized in accumulated other comprehensive loss. The net loss of $0.3 million was included in equity in earnings, net of taxes, in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2021.
The Company continues to explore opportunities to sell additional shares of its investment in Vasconia.
SEASONALITY
The Company’s business and working capital needs are highly seasonal, with a majority of sales occurring in the third and fourth quarters. In 2021 and 2020, net sales for the third and fourth quarters accounted for 56% and 62% of total annual net sales, respectively. The increase in the Company's net sales in the first half of the year in 2021 compared to historical trend was a result of increased demand for the Company's products due to shifts in consumer purchasing patterns. In anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period.
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

RESULTS OF OPERATIONS
The following table sets forth statements of operations data of the Company as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.5	64.6	64.6	65.4
Gross margin	36.5	35.4	35.4	34.6
Distribution expenses	11.5	10.1	11.0	9.8
Selling, general and administrative expenses	25.3	19.4	23.2	19.4
(Loss) income from operations	(0.3)	5.9	1.2	5.4
Interest expense	(2.5)	(2.0)	(2.3)	(2.0)
Mark to market gain on interest rate derivatives	0.2	0.0	0.4	0.1
(Loss) income before income taxes and equity in earnings	(2.6)	3.9	(0.7)	3.5
Income tax benefit (provision)	0.1	(1.0)	(0.4)	(1.2)
Equity in earnings, net of taxes	0.2	0.2	0.2	0.0
Net (loss) income	(2.3)%	3.1%	(0.9)%	2.3%

MANAGEMENT’S DISCUSSION AND ANALYSIS
THREE MONTHS ENDED JUNE 30, 2022 COMPARED TO THE THREE MONTHS ENDED
JUNE 30, 2021
Net Sales
Consolidated net sales for the three months ended June 30, 2022 were $151.3 million, representing a decrease of $35.3 million or 18.9%, as compared to net sales of $186.6 million for the corresponding period in 2021. In constant currency, a non-GAAP financial measure, which excludes the impact of foreign exchange fluctuations and was determined by applying 2022 average rates to 2021 local currency amounts, consolidated net sales decreased by $33.6 million, or 18.2%, as compared to consolidated net sales in the corresponding period in 2021.
Net sales for the U.S. segment for the three months ended June 30, 2022 were $137.2 million, a decrease of $29.4 million, or 17.6%, as compared to net sales of $166.6 million for the corresponding period in 2021.
Net sales for the U.S. segment’s Kitchenware product category were $84.3 million for the three months ended June 30, 2022, a decrease of $19.3 million, or 18.6%, as compared to $103.6 million for the corresponding period in 2021. The decrease was driven by lower sales for kitchen tools and gadgets, cutlery and boards, and bakeware due to inventory buildup at brick-and-mortar and e-commerce retailers.
Net sales for the U.S. segment’s Tableware product category were $29.9 million for the three months ended June 30, 2022, a decrease of $7.4 million, or 19.8%, as compared to $37.3 million for the corresponding period in 2021. The decrease across all product lines was due to lower sales to brick-and-mortar retailers and a warehouse club program for flatware not repeated in 2022.
Net sales for the U.S. segment’s Home Solutions product category were $23.0 million for the three months ended June 30, 2022, a decrease of $2.7 million, or 10.5%, as compared to $25.7 million for the corresponding period in 2021. The decrease was due to lower sales for measurement and home décor products, partially offset by hydration product sales attributable to S'well.
Net sales for the International segment were $14.1 million for the three months ended June 30, 2022, a decrease of $6.0 million, or 29.9%, as compared to net sales of $20.1 million for the corresponding period in 2021. In constant currency, which excludes the impact of foreign exchange fluctuations, net sales decreased $4.2 million, or 22.9%, as compared to consolidated net sales in the corresponding period in 2021. The decrease was driven by lower sales to brick-and-mortar retailers and e-commerce sales.

Gross margin
Gross margin for the three months ended June 30, 2022 was $55.2 million, or 36.5%, as compared to $66.2 million, or 35.4%, for the corresponding period in 2021.
Gross margin for the U.S. segment was $50.9 million, or 37.1%, for the three months ended June 30, 2022, as compared to $59.6 million, or 35.8%, for the corresponding period in 2021. The decrease in gross margin for the U.S. was driven by lower sales. The improvement in gross margin percentage was due to product mix, a tariff reduction on certain product categories and less dependency on non-vessel operating common carriers.
Gross margin for the International segment was $4.3 million, or 30.5%, for the three months ended June 30, 2022, as compared to $6.5 million, or 32.3%, for the corresponding period in 2021. The decrease in gross margin was driven by lower sales. The decrease in the gross margin percentage was attributable to higher inbound freight cost and impact of fixed overhead costs on lower sales volume for the 2022 period.
Distribution expenses
Distribution expenses for the three months ended June 30, 2022 were $17.4 million, as compared to $18.9 million for the corresponding period in 2021. Distribution expenses as a percentage of net sales were 11.5% for the three months ended June 30, 2022, as compared to 10.1% for the three months ended June 30, 2021.
Distribution expenses as a percentage of net sales for the U.S. segment were approximately 10.5% and 9.0% for the three months ended June 30, 2022 and 2021, respectively. As a percentage of sales shipped from the Company’s U.S. warehouses, excluding non-recurring expenses, distribution expenses were 11.3% and 9.4% for the three months ended June 30, 2022 and 2021, respectively. The increase in expenses as a percentage of sales was attributable to lower shipment volume and higher labor rates, partially offset by lower warehouse equipment and supply expenses.
Distribution expenses as a percentage of net sales for the International segment were 21.4% for the three months ended June 30, 2022, compared to 19.9% for the corresponding period in 2021. As a percentage of sales shipped from the Company’s international warehouses distribution expenses were 22.1% and 17.5% for the three months ended June 30, 2022 and 2021, respectively. The increase was attributable to lower shipment volume, labor costs and an increase in business occupancy tax expense for the U.K. warehouse. The increase was partially offset by lower shipping cost for shipments into continental Europe as a result of the new distribution center in the Netherlands.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended June 30, 2022 were $38.3 million, an increase of $2.1 million, or 5.8%, as compared to $36.2 million for the corresponding period in 2021.
Selling, general and administrative expenses for the U.S. segment were $29.1 million for the three months ended June 30, 2022, as compared to $26.4 million for the corresponding period in 2021. As a percentage of net sales, selling, general and administrative expenses were 21.2% and 15.8% for the three months ended June 30, 2022 and 2021, respectively. The increase was attributable to integration costs related to the S'well acquisition and an increase in advertising and consulting expenses.
Selling, general and administrative expenses for the International segment were $4.3 million for the three months ended June 30, 2022, as compared to $4.2 million for the corresponding period in 2021. As a percentage of net sales, selling, general and administrative expenses were 30.5% and 20.8% for the three months ended June 30, 2022 and 2021, respectively. The expense increase was attributable to unfavorable foreign currency exchange losses, partially offset by lower amortization expense on intangible assets as a result of the prior year impairment.
Unallocated corporate expenses for the three months ended June 30, 2022 were $4.9 million, as compared to $5.7 million for the corresponding period in 2021. The current period decrease was driven by lower incentive compensation expense, partially offset by an increase in legal and professional fees.
Interest expense
Interest expense was $3.7 million and $3.8 million for the three months ended June 30, 2022 and 2021, respectively. The decrease in expense was a result of less debt outstanding on the Term Loan.

Mark to market gain on interest rate derivatives
Mark to market gain on interest rate derivatives was $0.3 million for the three months ended June 30, 2022, as compared to a mark to market gain on interest rate derivatives of $0.05 million for the three months ended June 30, 2021. The mark to market amount represents the change in fair value on the Company’s interest rate derivatives that have not been designated as hedging instruments. These derivatives were entered into for purposes of locking-in a fixed interest rate on a portion of the Company’s variable interest rate debt. As of June 30, 2022, the intent of the Company is to hold these derivative contracts until their maturity.
Income taxes
Income tax benefit of $0.1 million and income tax provision of $1.8 million for the three months ended June 30, 2022 and 2021, respectively, represent taxes on both U.S. and foreign earnings at a combined effective income tax benefit rate of 2.5% and an income tax provision rate of 25.3%, respectively. The effective tax rate for the three months ended June 30, 2022 differs from the federal statutory income tax rate of 21.0% primarily due to foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance. The effective tax rate for the three months ended June 30, 2021 differs from the federal statutory income tax rate of 21.0% primarily due to state and local tax expense, and foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance, net of a benefit related to share based equity compensation.
Equity in earnings
Equity in earnings of Vasconia, net of taxes, was $0.3 million for the three months ended June 30, 2022, as compared to equity in earnings of Vasconia, net of taxes, of $0.7 million for the three months ended June 30, 2021. Vasconia reported income from operations of $0.5 million for the three months ended June 30, 2022, as compared to income from operations of $6.5 million for the three months ended June 30, 2021. The decrease in income from operations was primarily attributable to decreased operating results in the current period in Vasconia's kitchenware and aluminum division.
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
MANAGEMENT’S DISCUSSION AND ANALYSIS
SIX MONTHS ENDED JUNE 30, 2022 COMPARED TO THE SIX MONTHS ENDED
JUNE 30, 2021
Net Sales
Consolidated net sales for the six months ended June 30, 2022 were $334.0 million, a decrease of $48.3 million, or 12.6%, as compared to net sales of $382.3 million for the corresponding period in 2021. In constant currency, a non-GAAP financial measure, which excludes the impact of foreign exchange fluctuations and was determined by applying 2022 average rates to 2021 local currency amounts, consolidated net sales decreased by $46.3 million, or 12.2%, as compared to consolidated net sales in the corresponding period in 2021.
Net sales for the U.S. segment for the six months ended June 30, 2022 were $303.4 million, a decrease of $39.4 million, or 11.5%, as compared to net sales of $342.8 million for the corresponding period in 2021.
Net sales for the U.S. segment’s Kitchenware product category were $198.5 million for the six months ended June 30, 2022, a decrease of $25.1 million, or 11.2%, as compared to $223.6 million for the corresponding period in 2021. The decrease was mainly driven by lower sales for kitchen tools and gadgets, cutlery and board, and bakeware products due to inventory buildup at brick-and-mortar and e-commerce retailers. The decrease was partially offset by an increase in sales for barware and wine products attributable to a new warehouse club program in 2022.
Net sales for the U.S. segment’s Tableware product category were $56.5 million for the six months ended June 30, 2022, a decrease of $11.0 million, or 16.3%, as compared to $67.5 million for the corresponding period in 2021. The decrease came from all product lines due to lower sales to brick-and-mortar retailers and e-commerce sales.
Net sales for the U.S. segment’s Home Solutions product category were $48.4 million for the six months ended June 30, 2022, a decrease of $3.2 million, or 6.2%, as compared to $51.6 million for the corresponding period in 2021. The decrease was primarily driven by lower sales for measurement and home décor products, partially offset by hydration product sales attributable to S'well.
Net sales for the International segment were $30.6 million for the six months ended June 30, 2022, a decrease of $8.9 million, or 22.5%, as compared to net sales of $39.5 million for the corresponding period in 2021. In constant currency, which excludes the impact of foreign exchange fluctuations, net sales decreased $7.0 million, or 18.6%, as compared to consolidated net sales in the corresponding period in 2021. The decrease was attributable to lower sales to brick-and-mortar retailers, e-commerce sales and a decrease in the Company’s global trading business in Asia driven by lower sales with an Australian distributor.
Gross margin
Gross margin for the six months ended June 30, 2022 was $118.2 million, or 35.4%, as compared to $132.2 million, or 34.6%, for the corresponding period in 2021.
Gross margin for the U.S. segment was $108.7 million, or 35.8%, for the six months ended June 30, 2022, as compared to $119.4 million, or 34.8%, for the corresponding period in 2021. The decrease in gross margin for the U.S. was driven by lower sales. The improvement in gross margin percentage was due to product mix, a tariff reduction on certain product categories and less dependency on non-vessel operating common carriers.
Gross margin for the International segment was $9.5 million, or 31.0%, for the six months ended June 30, 2022, as compared to $12.7 million, or 32.2%, for the corresponding period in 2021. The decrease in gross margin was driven by lower sales. The decrease in gross margin percentage was due to the impact of fixed overhead costs on lower sales volume for the 2022 period.
Distribution expenses
Distribution expenses for the six months ended June 30, 2022 were $36.6 million, as compared to $37.6 million for the corresponding period in 2021. Distribution expenses as a percentage of net sales were 11.0% for the six months ended June 30, 2022, as compared to 9.8% for the six months ended June 30, 2021.
Distribution expenses as a percentage of net sales for the U.S. segment were approximately 9.6% and 8.8% for the six months ended June 30, 2022 and 2021, respectively. As a percentage of sales shipped from the Company’s U.S. warehouses, distribution expenses were 10.6% and 9.1% for the six months ended June 30, 2022 and 2021, respectively. The increase in the expenses as a percentage of sales was a result of lower shipment volume and higher labor rates, partially offset by lower warehouse equipment and supply expenses.
Distribution expenses as a percentage of net sales for the International segment were 24.0% for the six months ended June 30, 2022, compared to 18.6% for the corresponding period in 2021. Distribution expenses during the six months ended June 30, 2022 include $0.4 million for the Company’s relocation costs for its new warehouse distribution facility in the Netherlands. As a percentage of sales shipped from the Company’s international warehouse, excluding non-recurring expenses, distribution expenses were 21.9% and 15.9% for the six months ended June 30, 2022 and 2021, respectively. The increase was primarily attributed to increased shipping cost for products shipped from the U.K. warehouse to continental Europe and an increase in business occupancy tax expense for the U.K. warehouse.
Selling, general and administrative expenses
Selling, general and administrative expenses for the six months ended June 30, 2022 were $77.7 million, an increase of $3.4 million, or 4.6%, as compared to $74.3 million for the corresponding period in 2021.
Selling, general and administrative expenses for the U.S. segment were $57.6 million for the six months ended June 30, 2022, as compared to $53.8 million for the corresponding period in 2021. As a percentage of net sales, selling, general and administrative expenses were 19.0% and 15.7% for the six months ended June 30, 2022 and 2021, respectively. The increase was attributable to integration costs related to the S'well acquisition and an increase in advertising and consulting expenses.
Selling, general and administrative expenses for the International segment were $9.3 million for the six months ended June 30, 2022, as compared to $9.2 million for the corresponding period in 2021. The increase was primarily attributable to unfavorable foreign currency exchange losses and an increase in advertising expenses, partially offset by lower amortization expense on intangible assets as a result of the prior year impairment.

Unallocated corporate expenses for the six months ended June 30, 2022 were $10.8 million, as compared to $11.4 million for the corresponding period in 2021. The decrease was driven by lower incentive compensation expense, partially offset by legal and professional fees related to the S'well acquisition.
Interest expense
Interest expense was $7.5 million and $7.8 million for the six months ended June 30, 2022 and 2021, respectively. The decrease in expense was a result of lower debt outstanding on the Term Loan.
Mark to market gain on interest rate derivatives
Mark to market gain on interest rate derivatives was $1.4 million for the six months ended June 30, 2022, as compared to a mark to market gain on interest rate derivatives of $0.5 million for the six months ended June 30, 2021. The increase was attributable to the change in the fair value based on the increase in interest rates. The mark to market amount represents the change in fair value on the Company’s interest rate derivatives that have not been designated as hedging instruments. These derivatives were entered into for purposes of locking-in a fixed interest rate on a portion of the Company’s variable interest rate debt. As of June 30, 2022, the intent of the Company is to hold these derivative contracts until their maturity.
Income taxes
Income tax provision of $1.6 million and $4.2 million for the six months ended June 30, 2022 and 2021, respectively, represent taxes on both US and foreign earnings at combined effective income tax provision rates of (69.8)% and 32.8%, respectively. The negative tax rate for the six months ended June 30, 2022 reflects tax expense on a pretax financial reporting loss. The effective tax rate for the six months ended June 30, 2022 differs from the federal statutory income tax rate of 21% primarily due to foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance. The effective tax rate for the six months ended June 30, 2021 differs from the federal statutory income tax rate of 21% primarily due to state and local tax expense, and foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance, net of a benefit related to share based equity compensation.
Equity in earnings
Equity in earnings of Vasconia, net of taxes, was $0.8 million for the six months ended June 30, 2022, as compared to equity in earnings of Vasconia, net of taxes, of $0.5 million for the six months ended June 30, 2021. Vasconia reported income from operations of $5.2 million for the six months ended June 30, 2022, as compared to income from operations of $10.3 million for the six months ended June 30, 2021. The decrease in income from operations was primarily attributable to decreased operating results in the current period in both Vasconia's kitchenware and aluminum divisions.
For the six months ended June 30, 2021, the Company recognized a net loss of $0.3 million, relating to the dilution of the Company’s ownership in its Vasconia investment. The net loss was comprised of a loss of $2.0 million, related to the amounts that were previously recognized in accumulated other comprehensive loss, net of a non-cash gain of $1.7 million for the difference between the selling price and the Company's basis in the diluted shares.

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
At June 30, 2022, the Company had cash and cash equivalents of $7.2 million, compared to $28.0 million at December 31, 2021. Working capital was $247.0 million at June 30, 2022, compared to $270.8 million at December 31, 2021. Liquidity, which includes cash and cash equivalents and availability under the ABL Agreement, was approximately $134.1 million at June 30, 2022.
Inventory, a large component of the Company’s working capital, is expected to fluctuate from period to period, with inventory levels higher primarily in the June through October time period. The Company also expects inventory turnover to fluctuate from period to period based on product and customer mix. Certain product categories have lower inventory turnover rates as a result of minimum order quantities from the Company’s vendors or customer replenishment needs. Certain other product categories experience higher inventory turns due to lower minimum order quantities or trending sale demands. For the three months ended June 30, 2022, inventory turnover was 1.4 times, or 270 days, as compared to 2.3 times, or 162 days, for the three months ended June 30, 2021. The Company increased its inventory levels to address supply chain disruptions and to support anticipated customer demand. However, inventory turns have slowed in the current quarter due to macroeconomic challenges that companies across industries and retailers in particular faced. Inflation has led to weaker end market demand and supply chain disruptions have lead inventory buildup.
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

As of June 30, 2022 and December 31, 2021, the total availability under the ABL Agreement was as follows (in thousands):

	June 30, 2022	December 31, 2021
Maximum aggregate principal allowed	$150,000	$150,000
Outstanding borrowings under the ABL Agreement	(20,347)	—
Standby letters of credit	(2,765)	(3,659)
Total availability under the ABL Agreement	$126,888	$146,341
Availability under the ABL Agreement depends on the valuation of certain current assets comprising the borrowing base. The borrowing capacity under the ABL Agreement will depend, in part, on eligible levels of accounts receivable and inventory that fluctuate regularly. Due to the seasonality of the Company’s business, this means that the Company may have greater borrowing availability during the third and fourth quarters of each year. Consequently, the $150.0 million commitment thereunder may not represent actual borrowing capacity.
The current and non-current portions of the Company’s Term Loan facility included in the condensed consolidated balance sheets were as follows (in thousands):

	June 30, 2022	December 31, 2021
Current portion of Term Loan facility:
Estimated Excess Cash Flow principal payment	$6,000	$7,200
Estimated unamortized debt issuance costs	(1,419)	(1,429)
Total Current portion of Term Loan facility	$4,581	$5,771

Non-current portion of Term Loan facility:
Term Loan facility, net of current portion	$239,911	$244,927
Estimated unamortized debt issuance costs	(2,347)	(3,054)
Total Non-current portion of Term Loan facility	$237,564	$241,873
The estimated Excess Cash Flow principal payment recorded at June 30, 2022 represents the Company’s estimate for the 2023 Excess Cash Flow payment. The 2022 Excess Cash Flow payment, paid on March 30, 2022, totaled $6.2 million. The Excess Cash Flow payment differs from the estimated amount at December 31, 2021 of $7.2 million as certain lenders opted to not require payment per the terms of the Debt Agreements.
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
Borrowings under the ABL Agreement bear interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.5% or one-month LIBOR plus 1.0%, plus a margin of 0.25% to 0.75%, or (ii) LIBOR (or Euro Interbank Offered Rate "EURIBOR" for borrowings denominated in Euro; or Sterling Overnight Index Average “SONIA” for borrowings denominated in Pounds Sterling) plus a margin of 1.25% to 1.75%. The respective margins are based upon the Company’s total leverage ratio, as defined in and computed pursuant to the ABL Agreement. The interest rate on outstanding borrowings under the ABL Agreement at June 30, 2022 was between 2.44% and 5.00%. In addition, the Company pays a commitment fee of 0.375% on the unused portion of the ABL Agreement.

The Term Loan facility bears interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of (x) the prime rate, (y) a federal funds and overnight bank funding based rate plus 0.5% or (z) one-month LIBOR, but not less than 1.0%, plus 1.0%, which alternate base rate shall not be less than 2.0%, plus a margin of 2.5% or (ii) LIBOR, but not less than 1.0%, plus a margin of 3.5%. The interest rate on outstanding borrowings under the Term Loan at June 30, 2022 was 4.6%.
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
The Company was in compliance with the covenants of the Debt Agreements at June 30, 2022.
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
The Company’s adjusted EBITDA (including pro forma adjustments), for the last twelve months ended June 30, 2022 was $83.4 million.
Capital expenditures for the six months ended June 30, 2022 were $1.5 million.
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

The following is a reconciliation of the net income (loss), as reported, to adjusted EBITDA, for each of the last four quarters and the 12 months ended June 30, 2022:

	Quarter Ended				Twelve Months Ended June 30, 2022
	September 30, 2021	December 31, 2021	March 31, 2022	June 30, 2022
	(in thousands)
Net income (loss) as reported	$12,571	$(626)	$380	$(3,460)	$8,865
Undistributed equity (earnings), net	(195)	(466)	(416)	(334)	(1,411)
Income tax provision (benefit)	5,589	6,704	1,673	(98)	13,868
Interest expense	3,835	3,856	3,767	3,732	15,190
Mark to market (gain) on interest rate derivatives	(120)	(398)	(1,049)	(304)	(1,871)
Depreciation and amortization	5,837	4,960	4,899	5,038	20,734
Intangible asset impairments	—	14,760	—	—	14,760
Stock compensation expense	1,201	1,244	1,174	1,365	4,984
Acquisition related expenses	41	378	1,119	75	1,613
Warehouse relocation and redesign expenses(1)	—	450	497	73	1,020
S'well integration costs(2)	—	—	781	864	1,645
Wallace facility remedial design expense	500	—	—	—	500
Adjusted EBITDA(3)	29,259	30,862	12,825	6,951	79,897
Pro forma historical S'well and projected synergies adjustment(4)					3,500
Pro forma Adjusted EBITDA(3)	$29,259	$30,862	$12,825	$6,951	$83,397
(1) For the twelve months ended June 30, 2022, the warehouse relocation and redesign expenses included $0.5 million of expenses related to the International segment and $0.5 million of expenses related to the U.S. segment. For the three months ended June 30, 2022, warehouse relocation and redesign expenses included $0.1 million of expenses related to the U.S. segment.
(2) For the three months ended June 30, 2022, S'well integration costs included $0.2 million of expenses related to inventory step up adjustment in connection with S'well acquisition.
(3) Adjusted EBITDA is a non-GAAP financial measure that is defined in the Company’s debt agreements. Adjusted EBITDA is defined as net income (loss), adjusted to exclude undistributed equity in (earnings), income tax provision (benefit), interest expense, mark to market (gain) on interest rate derivatives, depreciation and amortization, intangible asset impairments, stock compensation expense, and other items detailed in the table above that are consistent with exclusions permitted by our debt agreements.
(4) Pro forma historical S'well and projected synergies adjustment represents a permitted adjustment to the Company’s adjusted EBITDA for the acquisition of S'well on March 2, 2022 pursuant to the Company’s Debt Agreements. Pro forma projected synergies represents the amount of projected cost savings, operating expense reductions and cost saving synergies projected by the Company as a result of actions taken through June 30, 2022 or expected to be taken as of June 30, 2022, net of the benefits realized during the twelve months ended June 30, 2022.
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
Pursuant to the Receivable Purchase Agreement, the Company sold to HSBC $33.5 million and $79.8 million of receivables during the three and six months ended June 30, 2022, respectively and $38.9 million and $79.5 million of receivables during three and six months ended June 30, 2021, respectively. Charges of $0.2 million and $0.1 million related to the sale of the receivables are included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations for the three months ended June 30, 2022 and 2021, respectively. Charges of $0.3 million and $0.2 million related to the sale of the receivables are included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations for the six months ended June 30, 2022 and 2021, respectively. At June 30, 2022 and 2021, $25.6 million and $14.6 million, respectively, of receivables sold were outstanding and due to HSBC from customers.
Derivatives
Interest Rate Swaps
The Company's total outstanding notional value of interest rate swaps was $50.0 million at June 30, 2022.
The Company designated a portion of these interest rate swaps as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. The hedge periods of these agreements commenced in April 2018 and expire in March 2023. The original notional values are reduced over these periods. The aggregate notional value of designated interest rate swaps was $25.0 million at June 30, 2022.
In June 2019, the Company entered into additional interest rate swap agreements, with an aggregate notional value of $25.0 million at June 30, 2022. These non-designated interest rate swaps serve as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings and expire in February 2025.
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
The aggregate gross notional values of foreign exchange contracts at June 30, 2022 was $13.5 million. These foreign exchange contracts have been designated as hedges in order to apply hedge accounting.
The Company is exposed to market risks as well as changes in foreign currency exchange rates as measured against the USD and each other, and to changes to the credit risk of derivative counterparties. The Company attempts to minimize these risks primarily by using foreign currency forward contracts and by maintaining counterparty credit limits. These hedging activities provide only limited protection against currency exchange and credit risk. Factors that could influence the effectiveness of the Company’s hedging programs include those impacting currency markets and the availability of hedging instruments and liquidity of the credit markets. All foreign currency forward contracts that the Company enters into are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure. The Company does not enter into such contracts for speculative purposes, and as of June 30, 2022, the Company did not have any foreign currency forward contract derivatives that are not designated as hedges. These foreign exchange contracts have been designated as hedges in to order to apply hedge accounting.
Operating activities
Net cash used in operating activities was $8.9 million for the six months ended June 30, 2022, as compared to net cash provided by operating activities of $42.1 million for the six months ended June 30, 2021. The decrease from 2022 compared to 2021 was attributable to a net loss generated in 2022 compared to net income in 2021, timing of payments for accounts payable and accrued expenses, partially offset by timing of collections related to the Company's accounts receivables.
Investing activities
Net cash used in investing activities was $19.4 million and $2.7 million for the six months ended June 30, 2022 and 2021, respectively. The increase from 2022 compared to 2021 was attributable to the cash consideration of $18.0 million paid for the acquisition of S'well.
Financing activities
Net cash provided by financing activities was $7.7 million and for the six months ended June 30, 2022, as compared to net cash used in financing activities of $42.2 million for the six months ended June 30, 2021. The change was mainly attributable to proceeds from the Company's revolving credit facility under its ABL Agreement in the 2022 period and the lower Excess Cash Flow principal payment on the term loan for the 2022 period compared to the 2021 period.
Stock repurchase program
On March 14, 2022, the Company announced that its Board of Directors of the Company authorized the repurchase of up to $20.0 million of the Company’s common stock, replacing the Company’s previously-authorized $10 million share repurchase program. The repurchase authorization permits the Company to effect the repurchases from time to time through open market purchases and privately negotiated transactions. During the three and six months ended June 30, 2022, the Company repurchased 285,646 and 336,791 shares, respectively, for a total cost of $3.5 million and $4.2 million respectively, and thereafter retired the shares. Please see Part II, Item 2—Unregistered Sales of Equity Securities and Use of Proceeds included in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the 2021 Annual Report on Form 10-K.
Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2022, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.
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

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs subsequent to end of period (2)
April 1 - April 30, 2022	184,805	$12.91	156,666	$17,315,739
May 1 - May 31, 2022	128,980	11.73	128,980	15,800,577
June 1 - June 30, 2022	29,485	11.65	—	15,800,577
(1)The repurchased shares include 57,624 shares acquired other than as part of a publicly announced plan or program. The Company repurchased these securities in connection with its Amended and Restated 2000 Long Term Incentive Plan, which allows participants to use shares to satisfy the exercise price of options exercised, certain tax liabilities arising from the exercise of options, and certain tax liabilities arising from the vesting of restricted stock. The foregoing number does not include unvested shares forfeited back to the Company pursuant to the terms of its stock compensation plans.
(2)On March 14, 2022, the Company announced that its Board of Directors of the Company authorized the repurchase of up to $20.0 million of the Company’s common stock, replacing the Company’s previously-authorized $10 million share repurchase program. The repurchase authorization permits the Company to effect the repurchases from time to time through open market purchases and privately negotiated transactions. During the three months ended June 30, 2022, the Company repurchased 285,646 shares for a total cost of $3.5 million and thereafter retired the shares.
Item 5. Other Information
The information set forth below is included herein, by our option, for the purpose of providing disclosure under “Item 5.02 – Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of Form 8-K.
On August 1, 2022, the Company entered into an amendment (“the Employment Agreement Amendment”) to the existing effective employment agreement between the Company and Laurence Winoker.
The Employment Agreement Amendment for Laurence Winoker reflects a change in Mr. Winoker's title from Senior Vice President, Finance, Treasurer and Chief Financial Officer to Executive Vice President, Treasurer and Chief Financial Officer, effective August 1, 2022.
The information provided in this Item 5.02 is qualified in its entirety by reference to the terms of the Employment Agreement Amendment attached hereto as Exhibits 10.1, each of which is incorporated herein by reference.

Item 6. Exhibits
See the Exhibit Index below, which is incorporated by reference herein.
Exhibit Index

Exhibit No.

31.1
Certification by Robert B. Kay, Chief Executive Officer and Director, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification by Laurence Winoker, Executive Vice President, Treasurer and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification by Robert B. Kay, Chief Executive Officer and Director, and Laurence Winoker, Executive Vice President, Treasurer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

10.1	Third Amendment to Amended and Restated Employment Agreement, dated as of August 1, 2022, between the Company and Laurence Winoker

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lifetime Brands, Inc.

/s/ Robert B. Kay	August 4, 2022
Robert B. Kay
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Laurence Winoker	August 4, 2022
Laurence Winoker
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)