Form 10-Q
period 2022-09-30
LIFETIME BRANDS, INC
filed 2022-11-03
CIK 874396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding as of October 31, 2022 was 22,004,268.

LIFETIME BRANDS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,930	$27,982
Accounts receivable, less allowances of $13,984 at September 30, 2022 and $16,544 at December 31, 2021	135,343	175,076
Inventory	269,723	270,516
Prepaid expenses and other current assets	10,091	11,499
Income taxes receivable	2,583	—
TOTAL CURRENT ASSETS	423,670	485,073
PROPERTY AND EQUIPMENT, net	17,737	20,748
OPERATING LEASE RIGHT-OF-USE ASSETS	76,454	86,487
INVESTMENTS	14,424	22,295
INTANGIBLE ASSETS, net	217,526	212,678
OTHER ASSETS	7,117	1,793
TOTAL ASSETS	$756,928	$829,074
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturity of term loan	$—	$5,771
Accounts payable	42,960	82,573
Accrued expenses	79,117	112,241
Income taxes payable	—	604
Current portion of operating lease liabilities	13,859	12,612
TOTAL CURRENT LIABILITIES	135,936	213,801
OTHER LONG-TERM LIABILITIES	16,656	12,616
INCOME TAXES PAYABLE, LONG-TERM	1,472	1,472
OPERATING LEASE LIABILITIES	78,534	90,824
DEFERRED INCOME TAXES	12,981	12,842
REVOLVING CREDIT FACILITY	32,545	—
TERM LOAN	242,505	241,873
STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value, shares authorized: 100 shares of Series A and 2,000,000 shares of Series B; none issued and outstanding	—	—
Common stock, $0.01 par value, shares authorized: 50,000,000 at September 30, 2022 and December 31, 2021; shares issued and outstanding: 22,004,268 at September 30, 2022 and 22,018,016 at December 31, 2021	220	220
Paid-in capital	274,301	271,556
Retained earnings	437	17,419
Accumulated other comprehensive loss	(38,659)	(33,549)
TOTAL STOCKHOLDERS’ EQUITY	236,299	255,646
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$756,928	$829,074
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$186,590	$224,777	$520,621	$607,066
Cost of sales	118,757	141,662	334,553	391,790
Gross margin	67,833	83,115	186,068	215,276
Distribution expenses	18,641	18,893	55,239	56,470
Selling, general and administrative expenses	36,462	42,042	114,208	116,379
Wallace facility remediation expense	5,140	500	5,140	500
Income from operations	7,590	21,680	11,481	41,927
Interest expense	(4,581)	(3,835)	(12,080)	(11,668)
Mark to market gain on interest rate derivatives	637	120	1,990	664
Income before income taxes and equity in (losses) earnings	3,646	17,965	1,391	30,923
Income tax provision	(1,845)	(5,589)	(3,420)	(9,837)
Equity in (losses) earnings, net of taxes	(8,159)	195	(7,409)	341
NET (LOSS) INCOME	$(6,358)	$12,571	$(9,438)	$21,427
BASIC (LOSS) INCOME PER COMMON SHARE	$(0.30)	$0.58	$(0.44)	$1.00
DILUTED (LOSS) INCOME PER COMMON SHARE	$(0.30)	$0.57	$(0.44)	$0.98

See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income	$(6,358)	$12,571	$(9,438)	$21,427
Other comprehensive (loss) income, net of taxes:
Translation adjustment	(2,686)	240	(7,109)	4,463
Net change in cash flow hedges	354	992	1,912	1,055
Effect of retirement benefit obligations	29	33	87	101
Other comprehensive (loss) income, net of taxes	(2,303)	1,265	(5,110)	5,619
Comprehensive (loss) income	$(8,661)	$13,836	$(14,548)	$27,046
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common stock		Paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2021	22,018	$220	$271,556	$17,419	$(33,549)	$255,646
Net income	—	—	—	380	—	380
Other comprehensive income, net of taxes	—	—	—	—	521	521
Performance shares issued to employees	167	2	(2)	—	—	—
Net issuance of restricted shares granted to employees	207	2	(2)	—	—	—
Stock compensation expense	—	—	1,151	—	—	1,151
Net exercise of stock options	22	—	233	—	—	233
Shares effectively repurchased for required employee withholding taxes	(45)	—	(568)	—	—	(568)
Stock repurchase	(51)	(1)	(670)	—	—	(671)
Dividends (1)	—	—	—	(960)	—	(960)
BALANCE AT MARCH 31, 2022	22,318	$223	$271,698	$16,839	$(33,028)	$255,732
Net loss	—	—	—	(3,460)	—	(3,460)
Other comprehensive loss, net of taxes	—	—	—	—	(3,328)	(3,328)
Net issuance of restricted shares granted to employees and directors	54	1	(1)	—	—	—
Stock compensation expense	—	—	1,280	—	—	1,280
Net exercise of stock options	3	—	—	—	—	—
Shares effectively repurchased for required employee withholding taxes	(30)	(1)	(369)	—	—	(370)
Stock repurchase	(286)	(2)	671	(4,197)	—	(3,528)
Dividends (1)	—	—	—	(958)	—	(958)
BALANCE AT JUNE 30, 2022	22,059	$221	$273,279	$8,224	$(36,356)	$245,368
Net loss	—	—	—	(6,358)	—	(6,358)
Other comprehensive loss, net of taxes	—	—	—	—	(2,303)	(2,303)
Net issuance of restricted shares granted to employees and directors	(1)	—	—	—	—	—
Stock compensation expense	—	—	1,023	—	—	1,023
Shares effectively repurchased for required employee withholding taxes	(1)	—	—	—	—	—
Stock repurchase	(53)	(1)	(1)	(477)	—	(479)
Dividends (1)	—	—	—	(952)	—	(952)
BALANCE AT SEPTEMBER 30, 2022	22,004	$220	$274,301	$437	$(38,659)	$236,299
(1) Cash dividends declared per share of common stock were $0.1275 and $0.1275 in the nine months ended September 30, 2022 and 2021, respectively.

	Common stock		Paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2020	21,755	$218	$268,666	$424	$(39,172)	$230,136
Net income	—	—	—	3,067	—	3,067
Other comprehensive income, net of taxes	—	—	—	—	1,683	1,683
Performance shares issued to employees	150	1	(1)	—	—	—
Net issuance of restricted shares granted to employees	177	2	(2)	—	—	—
Stock compensation expense	—	—	1,439	—	—	1,439
Net exercise of stock options	44	—	184	—	—	184
Shares effectively repurchased for required employee withholding taxes	(146)	(1)	(2,159)	—	—	(2,160)
Dividends (1)	—	—	—	(943)	—	(943)
BALANCE AT MARCH 31, 2021	21,980	$220	$268,127	$2,548	$(37,489)	$233,406
Net income	—	—	—	5,789	—	5,789
Other comprehensive income, net of taxes					2,671	2,671
Net issuance of restricted shares granted to employees and directors	44	0	0	—	—	—
Stock compensation expense	—	—	1,323	—	—	1,323
Net exercise of stock options	50	1	550	—	—	551
Shares effectively repurchased for required employee withholding taxes	(67)	(1)	(1,024)	—	—	(1,025)
Dividends (1)	—	—	—	(914)	—	(914)
BALANCE AT JUNE 30, 2021	22,007	$220	$268,976	$7,423	$(34,818)	$241,801
Net income	—	—	—	12,571	—	12,571
Other comprehensive income, net of taxes					1,265	1,265
Stock compensation expense	—	—	1,192	—	—	1,192
Net exercise of stock options	12	—	142	—	—	142
Shares effectively repurchased for required employee withholding taxes	(1)	—	(1)	—	—	(1)
Dividends (1)	—	—	—	(995)	—	(995)
BALANCE AT SEPTEMBER 30, 2021	22,018	$220	$270,309	$18,999	$(33,553)	$255,975
(1) Cash dividends declared per share of common stock were $0.1275 and $0.1275 in the nine months ended September 30, 2022 and 2021, respectively.
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES
Net (loss) income	$(9,438)	$21,427
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	14,535	17,560
Amortization of financing costs	1,305	1,309
Mark to market (gain) on interest rate derivatives	(1,990)	(664)
Non-cash lease expense	(1,055)	(1,089)
Recovery for doubtful accounts	(140)	(166)
Stock compensation expense	3,565	3,973
Undistributed losses (earnings) from equity investment, net of taxes	7,409	(341)
Changes in operating assets and liabilities (excluding the effects of business acquisitions)
Accounts receivable	38,765	659
Inventory	(3,694)	(54,117)
Prepaid expenses, other current assets and other assets	(177)	4,733
Accounts payable, accrued expenses and other liabilities	(66,062)	24,093
Income taxes receivable	(2,583)	—
Income taxes payable	(525)	(2,779)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(20,085)	14,598
INVESTING ACTIVITIES
Purchases of property and equipment	(1,975)	(3,361)
Proceeds from sale of shares of equity method investment	—	3,061
Acquisitions	(17,956)	(178)
NET CASH USED IN INVESTING ACTIVITIES	(19,931)	(478)
FINANCING ACTIVITIES
Proceeds from revolving credit facility	264,184	16,845
Repayments of revolving credit facility	(230,365)	(42,531)
Repayments of term loan	(6,216)	(10,478)
Payment of financing costs	(882)	—
Payments for finance lease obligations	(24)	(71)
Payments of tax withholding for stock based compensation	(938)	(3,186)
Proceeds from the exercise of stock options	233	877
Payments for stock repurchase	(4,678)	—
Cash dividends paid	(2,887)	(2,913)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	18,427	(41,457)
Effect of foreign exchange on cash	(463)	56
DECREASE IN CASH AND CASH EQUIVALENTS	(22,052)	(27,281)
Cash and cash equivalents at beginning of period	27,982	35,963
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,930	$8,682
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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
Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
The Company’s business and working capital needs are seasonal, with a majority of sales occurring in the third and fourth quarters. In 2021 and 2020, net sales for the third and fourth quarters accounted for 56% and 62% of total annual net sales, respectively. The increase in the Company's net sales in the first half of the year in 2021 compared to historical trend was a result of increased demand for the Company's products due to shifts in consumer purchasing patterns. In anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period. In 2022, the Company's inventory trends may deviate from historical trends due to a change in inventory strategy to react to the current market conditions impacting the Company and retailers.
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
September 30, 2022
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
Receivable purchase agreement
The Company has an uncommitted Receivables Purchase Agreement with HSBC Bank USA, National Association (“HSBC”) as Purchaser (the “Receivables Purchase Agreement”). The sale of accounts receivable, under the Receivables Purchase Agreement with HSBC, is excluded from the Company’s unaudited condensed consolidated balance sheets at the time of sale and the related sale expense is included in selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations. Pursuant to the Receivable Purchase Agreement, the Company sold to HSBC $30.0 million and $109.8 million of receivables during the three and nine months ended September 30, 2022, respectively and $33.7 million and $113.2 million of receivables during three and nine months ended September 30, 2021, respectively. Charges of $0.2 million and $0.1 million related to the sale of the receivables are included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations for the three months ended September 30, 2022 and 2021, respectively. Charges of $0.5 million and $0.3 million related to the sale of the receivables are included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2022 and 2021, respectively. At September 30, 2022 and 2021, $20.2 million and $15.8 million, respectively, of receivables sold were outstanding and due to HSBC from customers.
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
The components of inventory were as follows (in thousands):

	September 30, 2022	December 31, 2021
Finished goods	$258,781	$259,916
Work in process	277	159
Raw materials	10,665	10,441
Total	$269,723	$270,516

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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
September 30, 2022
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
On October 18, 2022, the Company's management approved a reorganization plan related to a reduction in its U.K. workforce. The reorganization is the result of the Company’s efforts to realign the management and operating structure of the U.K. business in response to changing market conditions. The restructuring expense expected to be incurred with this plan is $0.6 million and will be recorded in the fourth quarter of 2022. The Company expects the restructuring to be completed in Q4 2022, and expects annual savings of $2.3 million associated with the plan.
On November 1, 2022, the Company entered into a transition agreement with its Executive Chairman, Jeffrey Siegel, which terminates his employment with the Company on March 31, 2023. The transition agreement amends Mr. Siegel’s employment agreement which was set to expire on December 31, 2022. The employment agreement provides for a one-time termination

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(unaudited)
payment which will now be paid upon the expiration of the transition agreement. The Company estimates the one-time termination payment to be approximately $1.4 million and expects it to be recognized over the remaining employment period.
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
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. This guidance introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. ASU 2016-13 also provides updated guidance regarding the impairment of available-for-sale debt securities and includes additional disclosure requirements. The new guidance is effective for public business entities that meet the definition of a Smaller Reporting Company, as defined by the Securities and Exchange Commission for interim and annual periods beginning after December 15, 2022. The Company met the definition of a Smaller Reporting Company as of the one-time determination date of November 15, 2019. Early adoption is permitted. Management expects the adoption of ASU 2016-13 will not have a material impact on the Company's consolidated financial statements.
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
NOTE 2 —REVENUE
The Company sells products wholesale, to retailers and distributors, and sells products retail, directly to consumers. Wholesale sales and retail sales are recognized at the point in time the customer obtains control of the products in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products. To indicate the transfer of control, the Company must have a present right to payment, legal title must have passed to the customer, the customer must have the significant risks and rewards of ownership, and where acceptance is not a formality, the customer must have accepted the product or service. The Company’s principal terms of sale are Free On Board (“FOB”) Shipping Point, or equivalent, and, as such, the Company primarily transfers control and records revenue for product sales upon shipment. Sales arrangements with delivery terms that are not FOB Shipping Point are not recognized upon shipment and the transfer of control for revenue recognition is evaluated based on the associated shipping terms and customer obligations. Shipping and handling fees that are billed to customers in sales transactions are included in net sales and amounted to $1.2 million and $3.2 million for the three and nine months ended September 30, 2022, respectively, and $1.0 million and $2.4 million for the three and nine months ended September 30, 2021, respectively. Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(unaudited)
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
The following tables present the Company’s net sales disaggregated by segment, product category and geographic region for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
U.S. segment
Kitchenware	$92,587	$113,429	$291,062	$337,051
Tableware	44,515	51,667	101,035	119,188
Home Solutions	35,716	32,628	84,130	84,249
Total U.S. segment	172,818	197,724	476,227	540,488

International segment	13,772	27,053	44,394	66,578
Total net sales	$186,590	$224,777	$520,621	$607,066

United States	$163,304	$189,456	$454,356	$522,170
United Kingdom	8,676	15,741	27,515	38,376
Rest of World	14,610	19,580	38,750	46,520
Total net sales	$186,590	$224,777	$520,621	$607,066

NOTE 3 —ACQUISITION
S'well
On March 2, 2022, the Company acquired certain assets of Can't Live Without It, LLC. (dba S'well Bottle and which the Company refers to as “S'well”). The Company paid cash consideration of $18.0 million. The transaction also includes up to $5.0 million in contingent consideration, subject to the acquired brand reaching certain milestones.
The preliminary purchase price was comprised of the following (in thousands):

Cash paid	$17,956
Value of contingent consideration	650
Total purchase price	$18,606
The value of contingent consideration represents the present value of estimated contingent payments of $0.7 million, related to the attainment of certain net sales contribution targets for the year 2024. Acquisition related costs of $0.9 million were recorded within selling, general and administrative expenses in the unaudited condensed consolidated statements of operations.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(unaudited)
The purchase price was allocated based on the Company’s preliminary estimate of the fair values of the assets acquired and liabilities assumed at the acquisition date, as follows (in thousands):

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
The goodwill recognized results from such factors as assembled workforce and the value of other synergies expected from combining operations with the Company. The associated goodwill is deductible for tax purposes over 15 years. Goodwill and the trade name intangible asset are included in the U.S. segment. For financial purposes, the trade name intangible asset is amortized on a straight-line basis over its estimated useful life of 12 years (see NOTE 6 — INTANGIBLE ASSETS).
The condensed consolidated statement of operations includes $8.0 million and $12.4 million of net sales attributable to the S'well brand for the three and nine months ended September 30, 2022, respectively.
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
NOTE 4 — LEASES
The Company has operating leases for corporate offices, distribution facilities, a manufacturing plant, and certain vehicles.
The components of lease expense for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease expenses(1):
Fixed lease expense	$4,463	$4,471	$13,392	$13,467
Variable lease expense	1,187	917	3,532	2,844
Total	$5,650	$5,388	$16,924	$16,311
(1) Expenses are recorded within distribution expenses and selling, general and administrative expenses on the unaudited condensed consolidated statement of operations.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(unaudited)
Supplemental cash flow information for lease related liabilities and assets for the nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$14,447	$14,556

	Nine Months Ended September 30,
	2022	2021
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,477	$1,307
The aggregate future lease payments for operating leases as of September 30, 2022 were as follows (in thousands):

Operating
2022 (excluding the nine months ended September 30, 2022)	$4,842
2023	18,879
2024	18,349
2025	17,766
2026	17,063
2027	12,980
Thereafter	22,595
Total lease payments	112,474
Less: Interest	(20,081)
Present value of lease payments	$92,393
Average lease terms and discount rates were as follows:

September 30, 2022
Operating leases:
Weighted-average remaining lease term (years)	6.5
Weighted-average discount rate	6.1%
NOTE 5 —INVESTMENTS
As of September 30, 2022, the Company owned 24.7% of the outstanding capital stock of Grupo Vasconia S.A.B. (“Vasconia”), an integrated manufacturer of aluminum products and one of Mexico’s largest housewares companies. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange. The Quotation Key is VASCONI. The Company accounts for its investment in Vasconia using the equity method of accounting and records its proportionate share of Vasconia’s net income in the Company’s condensed consolidated statements of operations. Accordingly, the Company has recorded its proportionate share of Vasconia’s net income (reduced for amortization expense related to the customer relationships acquired) for the three and nine months ended September 30, 2022 and 2021 in the accompanying unaudited condensed consolidated statements of operations.
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(unaudited)
earnings, net of taxes, in the accompanying unaudited condensed consolidated statements of operations for the nine months ended September 30, 2021.
On July 29, 2021, the Company sold 2.2 million shares further reducing its ownership from approximately 27% to approximately 25% in Vasconia for net cash proceeds of approximately $3.1 million. As a result, the Company recorded a gain of $1.0 million, after decreasing the Company’s investment balance. The gain on the sale resulted in a tax expense of $0.1 million. Additionally, a loss of $1.4 million was recognized for the proportionate share of the reduced ownership for amounts previously recognized in accumulated other comprehensive loss. The net loss, including taxes, of $0.5 million was included in equity in earnings (losses), net of taxes, in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2021.
The value of the Company’s investment balance has been translated from Mexican Pesos (“MXN”) to U.S. Dollars (“USD”) using the spot rates of MXN 20.13 and MXN 20.46 at September 30, 2022 and December 31, 2021, respectively.
The Company’s proportionate share of Vasconia’s net (loss) income has been translated from MXN to USD using the following exchange rates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Average exchange rate (USD to MXN)	20.22	20.01	20.02 - 20.50	20.01 - 20.33
The effect of the translation of the Company’s investment, as well as the translation of Vasconia’s balance sheet, resulted in a decrease to the investment of $0.5 million and an increase of $1.3 million during the nine months ended September 30, 2022 and 2021, respectively. These translation effects are recorded in accumulated other comprehensive loss.
Summarized income statement information for the three and nine months ended September 30, 2022 and 2021 for Vasconia in USD and MXN is as follows (in thousands):

	Three Months Ended September 30,
	2022		2021
	USD	MXN	USD	MXN
Net sales	$56,488	$1,142,171	$61,783	$1,236,289
Gross profit	4,405	89,061	12,958	259,285
(Loss) income from operations	(5,459)	(110,380)	3,886	77,756
Net (loss) income	(8,009)	(161,936)	2,952	59,063

	Nine Months Ended September 30,
	2022		2021
	USD	MXN	USD	MXN
Net Sales	$187,001	$3,785,921	$174,468	$3,508,858
Gross profit	29,629	600,976	40,837	821,125
(Loss) income from operations	(256)	(3,974)	14,169	284,799
Net (loss) income	(4,875)	(98,366)	4,562	91,063
The Company recorded equity in losses of Vasconia, net of taxes, of $8.2 million and $7.4 million for the three and nine months ended September 30, 2022, respectively. Equity in losses for the three and nine months ended September 30, 2022, included a non-cash charge of $6.2 million for an impairment charge to write-down the Company's investment balance to fair value, as discussed below. The Company recorded equity in earnings of Vasconia, net of taxes, of $0.7 million and $1.2 million for the three and nine months ended September 30, 2021, respectively.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(unaudited)
Included within the Company's unaudited condensed consolidated balance sheets were the following amounts due to and due from Vasconia (in thousands):

Vasconia due to and due from balances	Balance Sheet Location	September 30, 2022	December 31, 2021
Amounts due from Vasconia	Prepaid expenses and other current assets	$80	$80
Amounts due to Vasconia	Accrued expenses and Accounts payable	(1)	(146)
The fair value (based on Level 1 inputs using the quoted stock price) of the Company's investment in Vasconia declined in the third quarter. As a result of the decline in the quoted stock price and the quarterly decline in the operating results of Vasconia the Company determined the decline in fair value was other than temporary. The Company reduced its investment by $6.2 million during the three months ended September 30, 2022 to its fair value. The carrying value of the Company’s investment in Vasconia, after the recorded impairment, was $14.4 million as of September 30, 2022.
As of December 31, 2021, the fair value (based on Level 1 inputs using the quoted stock price) of the Company’s investment in Vasconia was $31.5 million. The carrying value of the Company’s investment in Vasconia was $22.3 million as of December 31, 2021, respectively.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(unaudited)
NOTE 6 — INTANGIBLE ASSETS
Intangible assets consisted of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022			December 31, 2021
	Gross	Accumulated Amortization	Net	Gross	Impairment	Accumulated Amortization	Net
Goodwill	$33,237	$—	$33,237	$30,271	$—	$—	$30,271
Indefinite-lived intangible assets:
Trade names	49,600	—	49,600	49,600	—	—	49,600
Finite-lived intangible assets:
Licenses	15,847	(11,540)	4,307	15,847	—	(11,198)	4,649
Trade names(1)	54,619	(18,980)	35,639	51,856	(2,546)	(23,829)	25,481
Customer relationships(1)	143,155	(51,074)	92,081	177,245	(11,766)	(65,863)	99,616
Other (1)	5,827	(3,165)	2,662	6,566	(448)	(3,057)	3,061
Total	$302,285	$(84,759)	$217,526	$331,385	$(14,760)	$(103,947)	$212,678
(1) The gross value and accumulated amortization at September 30, 2022 reflect a reduction of $44.1 million and $(29.3) million, respectively, for the net $14.8 million impairment charge on finite-lived intangible assets within the international segment during the period ended December 31, 2021.
A summary of the activities related to the Company’s intangible assets for the nine months ended September 30, 2022 consists of the following (in thousands):

	Intangible Assets	Goodwill	Total Intangible Assets and Goodwill
Goodwill and Intangible Assets, December 31, 2021	$182,407	$30,271	$212,678
Acquisition of goodwill	—	2,966	2,966
Acquisition of trade name	13,000	—	13,000
Foreign currency translation adjustment	(369)	—	(369)
Amortization	(10,749)	—	(10,749)
Goodwill and Intangible Assets, September 30, 2022	$184,289	$33,237	$217,526
NOTE 7 — DEBT
On August 26, 2022, the Company entered into Amendment No. 2 (the “Amendment”) to the Company’s credit agreement, dated as of March 2, 2018 (as amended, the “ABL Agreement”) among the Company, as a Borrower, certain subsidiaries of the Company, as Borrowers and/or Loan Parties, JPMorgan Chase Bank, N.A., as Administrative Agent and a Lender, HSBC Bank USA, National Association and Wells Fargo Bank, National Association, as Co-Documentation Agents and Lenders, and Manufacturers and Traders Trust Company, as a Lender, that provides for the Company’s ABL facility. The ABL Agreement provides for a senior secured asset-based revolving credit facility in the maximum aggregate principal amount of $200.0 million, which facility will mature on August 26, 2027 (subject to an earlier springing maturity date that is 90 days prior to the Term Loan maturity date of February 28, 2025 if the Company’s Term Loan has not been repaid or refinanced by such date).
The Company's loan agreement, dated as of March 2, 2018, (the “Term Loan Agreement” and together with the ABL Agreement, the “Debt Agreements”) provides for a senior secured term loan credit facility in the original principal amount of $275.0 million, which matures on February 28, 2025. The Term Loan Agreement requires the Company to make an annual prepayment of principal based upon a percentage of the Company's excess cash flow, (“Excess Cash Flow”), if any. The percentage applied to the Company’s excess cash flow is based on the Company’s Total Net Leverage Ratio (as defined in the Debt Agreements). When an Excess Cash Flow payment is required, each lender has the option to decline a portion or all of the prepayment amount payable to it. An estimate of the amount of the Excess Cash Flow payment is recorded in current maturity of term loan on the unaudited condensed consolidated balance sheets. Additionally, the Term Loan Agreement requires

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(unaudited)
quarterly payments, which commenced on June 30, 2018, of principal equal to 0.25% of the original aggregate principal amount of the Term Loan facility, which payments are to be adjusted from time to time to account for prepayments made. Per the Term Loan Agreement, when the Company makes an Excess Cash Flow payment, the payment is first applied to satisfy the next eight (8) scheduled future quarterly required payments of the Term Loan in order of maturity and then to the remaining scheduled installments on a pro rata basis. The quarterly principal payments have been satisfied through maturity of the Term Loan by the annual Excess Cash Flow payments made to date.
The maximum borrowing amount under the ABL Agreement may be increased to up to $250.0 million if certain conditions are met and further limited to $220.0 million pursuant to the Term Loan Agreement. One or more tranches of additional term loans (the “Incremental Term Facilities”) may be added under the Term Loan Agreement if certain conditions are met. The Incremental Facilities may not exceed the sum of (i) $50.0 million plus (ii) an unlimited amount so long as, in the case of (ii) only, the Company’s secured net leverage ratio, as defined in and computed on a pro forma basis pursuant to the Term Loan Agreement, after giving effect to such increase, is no greater than 3.75 to 1.00, subject to certain limitations and for the period defined pursuant to the Term Loan Agreement but not to mature earlier than the maturity date of the then existing term loans.
As of September 30, 2022 and December 31, 2021, the total availability under the ABL Agreement was as follows (in thousands):

	September 30, 2022	December 31, 2021
Maximum aggregate principal allowed	$200,000	$150,000
Outstanding borrowings under the ABL Agreement	(32,545)	—
Standby letters of credit	(2,765)	(3,659)
Total availability under the ABL Agreement	$164,690	$146,341

Availability under the ABL Agreement is limited to the lesser of the$200.0 million commitment thereunder and the borrowing base and therefore depends on the valuation of certain current assets comprising the borrowing base. The borrowing capacity under the ABL Agreement will depend, in part, on eligible levels of accounts receivable and inventory that fluctuate regularly. Due to the seasonality of the Company’s business, this means that the Company may have greater borrowing availability during the third and fourth quarters of each year. Consequently, the $200.0 million commitment thereunder may not represent actual borrowing capacity.
The current and non-current portions of the Company’s Term Loan facility included in the condensed consolidated balance sheets were as follows (in thousands):

	September 30, 2022	December 31, 2021
Current portion of Term Loan facility:
Estimated Excess Cash Flow principal payment	$—	$7,200
Estimated unamortized debt issuance costs	—	(1,429)
Total Current portion of Term Loan facility	$—	$5,771

Non-current portion of Term Loan facility:
Term Loan facility, net of current portion	$245,911	$244,927
Estimated unamortized debt issuance costs	(3,406)	(3,054)
Total Non-current portion of Term Loan facility	$242,505	$241,873
The estimated Excess Cash Flow principal payment recorded at September 30, 2022 represents the Company’s estimate for the 2023 Excess Cash Flow payment. The 2022 Excess Cash Flow payment, paid on March 30, 2022, totaled $6.2 million. The Excess Cash Flow payment differs from the estimated amount at December 31, 2021 of $7.2 million as certain lenders opted to decline their payments per the terms of the Term Loan Agreement.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(unaudited)
The Company’s payment obligations under its Debt Agreements are unconditionally guaranteed by its existing and future U.S. subsidiaries with certain minor exceptions. Certain payment obligations under the ABL Agreement are also direct obligations of its foreign subsidiary borrowers designated as such under the ABL Agreement and, subject to limitations on such guaranty, are guaranteed by the foreign subsidiary borrowers, as well as by the Company. The obligations of the foreign subsidiary borrowers under the ABL Agreement are secured by security interests in substantially all of the assets of, and stock in, such foreign subsidiary borrowers, subject to certain limitations. The obligations of the Company under the Debt Agreements and any hedging arrangements and cash management services and the guarantees by its domestic subsidiaries in respect of those obligations are secured by security interests in substantially all of the assets and stock (but in the case of foreign subsidiaries, limited to 65% of the capital stock in first-tier foreign subsidiaries and not including the stock of subsidiaries of such first-tier foreign subsidiaries) owned by the Company and the U.S. subsidiary guarantors, subject to certain exceptions. Such security interests consist of (1) a first-priority lien, subject to certain permitted liens, with respect to certain assets of the Company and certain of its subsidiaries (the “ABL Collateral”) pledged as collateral in favor of lenders under the ABL Agreement and a second-priority lien in the ABL Collateral in favor of the lenders under the Term Loan Agreement and (2) a first-priority lien, subject to certain permitted liens, with respect to certain assets of the Company and certain of its subsidiaries (the “Term Loan Collateral”) pledged as collateral in favor of lenders under the Term Loan Agreement and a second-priority lien in the Term Loan Collateral in favor of the lenders under the ABL Agreement.
Borrowings under the revolving credit facility bear interest, at the Company’s option, at one of the following rates: (i) an alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.5% or one-month Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus 1.0% as of a specified date in advance of the determination, but in each case not less than 1.0%, plus a margin of 0.25% to 0.50%, or (ii) Adjusted Term SOFR, which is the Term SOFR Rate for the selected 1, 3 or 6 month interest period plus 0.10% (or Euro Interbank Offered Rate “EURIBOR” for borrowings denominated in Euro; or Sterling Overnight Index Average “SONIA” for borrowings denominated in Pounds Sterling), but in each case not less than zero, plus a margin of 1.25% to 1.50%. The respective margins are based upon average quarterly availability, as defined in and computed pursuant to the ABL Agreement. In addition, the Company pays a commitment fee of 0.20% to 0.25% per annum based on the average daily unused portion of the aggregate commitment under the ABL Agreement. The interest rate on outstanding borrowings under the ABL Agreement at September 30, 2022 was between 2.19% and 6.75%.
The Term Loan facility bears interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of (x) the prime rate, (y) a federal funds and overnight bank funding based rate plus 0.5% or (z) one-month LIBOR, but not less than 1.0%, plus 1.0%, which alternate base rate shall not be less than 2.0%, plus a margin of 2.5% or (ii) LIBOR for the applicable interest period, multiplied by any statutory reserve rate, but not less than 1.0%, plus a margin of 3.5%. The interest rate on outstanding borrowings under the Term Loan at September 30, 2022 was 6.02%.
The Debt Agreements provide for customary restrictions and events of default. Restrictions include limitations on additional indebtedness, liens, acquisitions, investments and payment of dividends, among other things. Further, the ABL Agreement provides that during any period (a) commencing on the last day of the most recently ended four consecutive fiscal quarters on or prior to the date availability under the ABL Agreement is less than the greater of $20.0 million and 10% of the aggregate commitment under the ABL Agreement at any time and (b) ending on the day after such availability has exceeded the greater of $20.0 million and 10% of the aggregate commitment under the ABL Agreement for 45 consecutive days, the Company is required to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 as of the last day of any period of four consecutive fiscal quarters.
The Company was in compliance with the covenants of the Debt Agreements at September 30, 2022.
Prior to the amendment of the credit agreement, the Company’s ABL provided for an aggregate principal amount of $150.0 million. Upon entering into the Amendment to the ABL agreement the Company repaid its outstanding ABL borrowing in the amount of $32.0 million and re-borrowed such amounts under the ABL Agreement, as amended. Unamortized debt issuance costs that were written off were immaterial.
The Company expects that it will continue to borrow, subject to availability, and repay funds under the ABL Agreement based on working capital and other corporate needs.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(unaudited)
NOTE 8 — DERIVATIVES
Interest Rate Swap Agreements
The Company's total outstanding notional value of interest rate swaps was $50.0 million at September 30, 2022.
The Company designated a portion of these interest rate swaps as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. The hedge periods of these agreements commenced in April 2018 and expire in March 2023. The original notional values are reduced over these periods. The aggregate notional value of designated interest rate swaps was $25.0 million at September 30, 2022.
In June 2019, the Company entered into additional interest rate swap agreements, with an aggregate notional value of $25.0 million at September 30, 2022. These non-designated interest rate swaps serve as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings and expire in February 2025.
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
The aggregate gross notional value of foreign exchange contracts at September 30, 2022 was $3.5 million. These foreign exchange contracts have been designated as hedges in order to apply hedge accounting.
The Company is exposed to market risks as well as changes in foreign currency exchange rates as measured against the USD and each other, and to changes to the credit risk of derivative counterparties. The Company attempts to minimize these risks primarily by using foreign currency forward contracts and by maintaining counterparty credit limits. These hedging activities provide only limited protection against currency exchange and credit risk. Factors that could influence the effectiveness of the Company’s hedging programs include those impacting currency markets and the availability of hedging instruments and liquidity of the credit markets. All foreign currency forward contracts that the Company enters into are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure. The Company does not enter into such contracts for speculative purposes, and as of September 30, 2022, the Company did not have any foreign currency forward contract derivatives that are not designated as hedges. These foreign exchange contracts have been designated as hedges in to order to apply hedge accounting.
The fair values of the Company’s derivative financial instruments included in the condensed consolidated balance sheets are presented as follows (in thousands):

Derivatives designated as hedging instruments	Balance Sheet Location	September 30, 2022	December 31, 2021
Interest rate swaps	Prepaid expenses and other current assets	$179	$—
	Accrued expenses	—	288
	Other long-term liabilities	—	292
Foreign exchange contracts	Prepaid expenses and other current assets	663	461

Derivatives not designated as hedging instruments	Balance Sheet Location	September 30, 2022	December 31, 2021
Interest rate swaps	Other assets	$1,310	$—
	Other long-term liabilities	—	680

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(unaudited)
The fair values of the interest rate swaps have been obtained from the counterparties to the agreements and were based on Level 2 observable inputs using proprietary models and estimates about relevant future market conditions. The fair values of the foreign exchange contracts were based on Level 2 observable inputs using quoted market prices for similar assets in an active market. The counterparties to the derivative financial instruments are major international financial institutions. The Company is exposed to credit risk for the net exchanges under these agreements, but not for the notional amounts. As of September 30, 2022, the Company did not anticipate non-performance by any of its counterparties.
The amounts of gains and losses, realized and unrealized, related to the Company’s derivative financial instruments designated as hedging instruments are recognized in other comprehensive (loss) income, net of taxes, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives designated as hedging instruments	2022	2021	2022	2021
Interest rate swaps	$87	$147	$570	$540
Foreign exchange contracts	267	845	1,342	515
	$354	$992	$1,912	$1,055
Realized gains and losses on the interest rate swaps that are reported in other comprehensive (loss) income are reclassified into earnings as the interest expense on the debt is recognized. The Company had no terminated or matured interest rate swaps during the three and nine months ended September 30, 2022.
Realized gains and losses on foreign exchange contracts that are reported in other comprehensive (loss) income are reclassified into cost of sales as the underlying inventory purchased is sold.
During the three months ended September 30, 2022, the Company reclassified $0.3 million of cash flow hedges in accumulated other comprehensive losses to earnings. This was comprised of $0.03 million related to realized interest rate swap losses and a gain of $0.3 million related to foreign exchange contracts recognized in cost of sales. During the nine months ended September 30, 2022, the Company reclassified $0.3 million of cash flow hedges in accumulated other comprehensive losses to earnings. This was comprised of $0.3 million related to realized interest rate swap losses and a gain of $0.6 million related to foreign exchange contracts recognized in cost of sales. At September 30, 2022, the estimated amount of existing net gains expected to be reclassified into earnings within the next 12 months was $2.0 million.
During the three months ended September 30, 2021, the Company reclassified $0.5 million of cash flow hedges in accumulated other comprehensive losses to earnings. This was comprised of $0.2 million related to realized interest rate swap losses and a loss of $0.3 million related to foreign exchange contracts recognized in cost of sales. During the nine months ended September 30, 2021, the Company reclassified $1.3 million of cash flow hedges in accumulated other comprehensive losses to earnings. This was comprised of $0.7 million related to realized interest rate swap losses and a loss of $0.6 million related to foreign exchange contracts recognized in cost of sales.
Interest and mark to market gains (losses) related to the Company’s derivative financial instruments not designated as hedging instruments that were recognized in earnings are as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments	Location of gain (loss)	2022	2021	2022	2021
Interest rate swaps	Mark to market gain on interest rate derivatives	$637	$120	$1,990	$664
	Interest expense	18	(116)	(165)	(342)
		$655	$4	$1,825	$322

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(unaudited)
NOTE 9 — STOCK COMPENSATION
On June 23, 2022, the stockholders of the Company approved an amendment and restatement of the Company's Amended and Restated 2000 Long Term Incentive Plan (the "Plan"). The amendment and restatement of the Plan revised the terms and conditions of the Plan to, among other things, increase the shares available for grant under the Plan by 1,180,000 shares. As of September 30, 2022, there were 1,127,708 shares available for the grant of awards under the Plan, assuming maximum performance of performance-based awards.
Option Awards
A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2022 is as follows:

	Options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Options outstanding, January 1, 2022	1,094,575	$13.64
Grants	56,000	11.45
Exercises	(60,000)	11.64
Cancellations	(5,125)	10.60
Expirations	(13,450)	13.99
Options outstanding, September 30, 2022	1,072,000	13.65	4.7	$13
Options exercisable, September 30, 2022	957,125	$13.92	4.2	$6
Total unrecognized stock option expense remaining (in thousands)	$550
Weighted-average years expected to be recognized over	2.0
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their stock options on September 30, 2022. The intrinsic value is calculated for each in-the-money stock option as the difference between the closing price of the Company’s common stock on September 30, 2022 and the exercise price.
Restricted Stock
A summary of the Company’s restricted stock activity and related information for the nine months ended September 30, 2022 is as follows:

	Restricted Shares	Weighted- average grant date fair value
Non-vested restricted shares, January 1, 2022	429,601	$11.47
Grants	266,713	12.03
Vested	(171,924)	11.89
Cancellations	(6,881)	10.92
Non-vested restricted shares, September 30, 2022	517,509	$11.63
Total unrecognized compensation expense remaining (in thousands)	$4,771
Weighted-average years expected to be recognized over	1.7
The total fair value of restricted stock that vested during the nine months ended September 30, 2022 was $2.1 million.
Performance shares
Each performance award represents the right to receive up to 150% of the target number of shares of common stock. The number of shares of common stock earned will be determined based on the attainment of specified performance goals at the end

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(unaudited)
of the performance period, as determined by the Compensation Committee of the Board of Directors. The shares are subject to the terms and conditions of the Company’s Plan.
A summary of the Company’s performance-based award activity and related information for the nine months ended September 30, 2022 is as follows:

	Performance- based stock awards (1)	Weighted- average grant date fair value
Non-vested performance-based awards, January 1, 2022	436,330	$10.54
Grants	123,000	12.19
Achieved performance over target (2)	12,035	9.20
Vested	(166,935)	9.20
Cancellations	(4,128)	10.64
Non-vested performance-based awards, September 30, 2022	400,302	$11.56
Total unrecognized compensation expense remaining (in thousands)	$2,461
Weighted-average years expected to be recognized over	1.7
(1)Represents the target number of shares to be issued for each performance-based award.
(2)Represents the number of shares earned over target for performance-based awards granted in 2019 based on performance goals attained. These awards vested in the three months ended March 31, 2022.
The total fair value of performance-based awards that vested during the nine months ended September 30, 2022 was $2.0 million.
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
A summary of the Company’s cash-settled performance-based awards activity and related information for the nine months ended September 30, 2022 is as follows:

	Cash-settled performance-based awards (1)	Weighted- average fair value
Non-vested cash-settled performance-based awards, January 1, 2022	—	$—
Grants	87,825	6.85
Cancellations	(2,049)	10.39
Non-vested cash-settled performance-based awards, September 30, 2022	85,776	$6.77
Total unrecognized compensation expense remaining (in thousands)	$464
Weighted-average years expected to be recognized over	2.3
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(unaudited)
remeasured to fair value at the end of each reporting period until settlement. The cash-settled performance-based awards vest at the end of a three year period, as determined by the Compensation Committee.
The Company recorded stock compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Stock Compensation Expense Components	2022	2021	2022	2021
Equity based stock option expense	$51	$95	$231	$321
Restricted and performance-based stock awards expense	972	1,097	3,223	3,633
Stock compensation expense for equity based awards	$1,023	$1,192	$3,454	$3,954
Liability based stock option expense	(11)	9	(17)	19
Cash-settled performance-based awards expense	14	—	128	—
Total Stock Compensation Expense	$1,026	$1,201	$3,565	$3,973

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
The calculations of basic and diluted (loss) income per common share for the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except per share amounts)
Net (loss) income – Basic and Diluted	$(6,358)	$12,571	$(9,438)	$21,427
Weighted-average shares outstanding – Basic	21,522	21,549	21,602	21,343
Effect of dilutive securities:
Stock options and other stock awards	—	536	—	621
Weighted-average shares outstanding – Diluted	21,522	22,085	21,602	21,964
Basic (loss) income per common share	$(0.30)	$0.58	$(0.44)	$1.00
Diluted (loss) income per common share	$(0.30)	$0.57	$(0.44)	$0.98
Antidilutive Securities(1)	1,682	337	1,675	394
(1) Stock options and other stock awards that have been excluded from the denominator as their inclusion would have been anti-dilutive.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(unaudited)
NOTE 11— INCOME TAXES
Income tax provision of $1.8 million and $3.4 million for the three and nine months ended September 30, 2022, respectively, represent taxes on both U.S. and foreign earnings at a combined effective income tax provision rate of 50.6% and 245.9%, respectively. The effective tax rate for the three and nine months ended September 30, 2022 differs from the federal statutory income tax rate of 21.0% primarily due to foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance.
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
The Company evaluates its tax positions on a quarterly basis and revises its estimates accordingly. There were no material changes to the Company’s uncertain tax positions, interest, or penalties during the three-month periods ended September 30, 2022 and September 30, 2021.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Net sales
U.S.	$172,818	$197,724	$476,227	$540,488
International	13,772	27,053	44,394	66,578
Total net sales	$186,590	$224,777	$520,621	$607,066
Income from operations
U.S.	$19,548	$30,958	$41,404	$66,339
International	(2,501)	(2,402)	(9,691)	(6,168)
Unallocated corporate expenses	(9,457)	(6,876)	(20,232)	(18,244)
Income from operations	$7,590	$21,680	$11,481	$41,927
Depreciation and amortization
U.S.	$4,321	$4,624	$13,568	$13,913
International	277	1,213	967	3,647
Total depreciation and amortization	$4,598	$5,837	$14,535	$17,560

	September 30, 2022	December 31, 2021
	(in thousands)
Assets
U.S.	$661,145	$706,000
International	87,270	95,092
Unallocated corporate	8,513	27,982
Total Assets	$756,928	$829,074

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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
In December 2018, the Company, WSPR, and other identified potentially responsible parties affiliated with the Site entered into tolling agreements to extend the statute of limitations for potential claims for the recovery of response costs for the initial operable unit under Section 107 of CERCLA. In February 2020, the tolling agreements were extended to November 2020. In November 2020, the tolling agreements were extended to November 2021. In October 2021, the tolling agreements were extended to November 2022. In October 2022, the tolling agreements were extended to November 2023. The tolling agreements do not constitute in any way an admission or acknowledgment of any fact, conclusion of law or liability by the parties to the agreements.
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(unaudited)
In August 2021, WSPR received a Notice of Liability from the Department of Justice on behalf of the EPA, and in September 2021, WSPR submitted a good faith offer to conduct additional testing and remedial design, which remains under consideration by the EPA.
The Company has reserved $5.6 million to cover probable and estimable liabilities with respect to the above remedial design and remedial action for the initial operable unit. However, it is not possible at this time for the Company to estimate its share of its ultimate liability related to this matter. In the event of one or more adverse determinations related to this matter, it is possible that the ultimate liability resulting from this matter and the impact on the Company’s results of operations could be material.
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
In the event CBP accepts the evidence presented, then no additional duties or penalties will be owed. If CBP rejects the Company’s position, then the estimated amount of duties that could be owed is $1.3 million. In such event, it is reasonably possible that additional penalties could be assessed, depending upon the level of culpability found, of up to $2.6 million for negligence and up to $5.2 million for gross negligence. In the event penalties are assessed, the Company will have the opportunity to further contest CBP’s findings and seek cancellation or mitigation of such assessments.
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(unaudited)
NOTE 14 — OTHER
Cash dividends
Dividends declared in the nine months ended September 30, 2022 were as follows:

Dividend per share	Date declared	Date of record	Payment date
$0.0425	3/8/2022	5/2/2022	5/16/2022
$0.0425	6/23/2022	8/1/2022	8/15/2022
$0.0425	8/2/2022	11/1/2022	11/15/2022
During the nine months ended September 30, 2022, the Company paid dividends of $2.9 million. This included payments made on February 14, 2022, May 16, 2022 and August 15, 2022 of $0.9 million, $0.9 million and $0.9 million to stockholders of record on January 31, 2022, May 2, 2022 and August 1, 2022, respectively, and payments of $0.1 million for dividends payable upon the vesting of restricted shares and performance shares.
In the three months ended September 30, 2022, the Company reduced retained earnings for the accrual of $1.0 million relating to the dividend payable on November 15, 2022. For the nine months ended September 30, 2022, the Company reduced retained earnings for the accrual of $2.9 million relating to the dividend payable on May 16, 2022, August 15, 2022 and November 15, 2022.
On November 1, 2022, the Board of Directors declared a quarterly dividend of 0.0425 per share of common stock payable on February 15, 2023 to stockholders of record on February 1, 2023.
Stock repurchase program
On March 14, 2022, the Company announced that its Board of Directors of the Company authorized the repurchase of up to $20.0 million of the Company’s common stock, replacing the Company’s previously-authorized $10 million share repurchase program. The repurchase authorization permits the Company to effect the repurchases from time to time through open market purchases and privately negotiated transactions. During the nine months ended September 30, 2022, the Company repurchased 389,743 shares for a total cost of $4.7 million and thereafter retired the shares. Please see Part II, Item 2—Unregistered Sales of Equity Securities and Use of Proceeds included in this Quarterly Report on Form 10-Q.
Supplemental cash flow information

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$10,804	$10,279
Cash paid for taxes, net of refunds	6,527	12,616
Non-cash investing activities:
Net (loss) on dilution and partial sale of Vasconia ownership	$—	$(1,673)

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(unaudited)
Components of accumulated other comprehensive loss, net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Accumulated translation adjustment:
Balance at beginning of period	$(36,175)	$(31,623)	$(31,752)	$(35,846)
Translation adjustment during period	(2,686)	(1,122)	(7,109)	1,059
Amounts reclassified from accumulated other comprehensive loss (1)	—	1,362	—	3,404
Translation Adjustment	(2,686)	240	(7,109)	4,463
Balance at end of period	$(38,861)	$(31,383)	$(38,861)	$(31,383)
Accumulated deferred gains (losses) on cash flow hedges:
Balance at beginning of period	$1,636	$(1,062)	$78	$(1,125)
Change in unrealized gains (losses)	624	528	2,201	(255)
Amounts reclassified from accumulated other comprehensive loss:
Settlement of cash flow hedge (2)	(270)	464	(289)	1,310
Net change in cash flow hedges, net of taxes of $92, $(247), $505, $(301)	354	992	1,912	1,055
Balance at end of period	$1,990	$(70)	$1,990	$(70)
Accumulated effect of retirement benefit obligations:
Balance at beginning of period	$(1,817)	$(2,133)	$(1,875)	$(2,201)
Amounts reclassified from accumulated other comprehensive loss: (3)
Amortization of actuarial loss, net of taxes	29	33	87	101
Balance at end of period	$(1,788)	$(2,100)	$(1,788)	$(2,100)
Total accumulated other comprehensive loss at end of period	$(38,659)	$(33,553)	$(38,659)	$(33,553)

(1)Amounts are recorded in equity in (losses) earnings on the unaudited condensed statements of operations.
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
RECENT DEVELOPMENTS
Disruptions in the global supply chain have been caused by various factors, including increased demand for containers, limited container capacity and backlog at shipping ports. The global economy is experiencing accelerated inflation, which has in part been caused by the supply chain disruptions, higher consumer spending and low interest rates. Further, the United Kingdom economy has been facing unfavorable economic and market conditions, with high inflation and low consumer confidence due to uncertain geopolitical and economic outlooks. The rise in inflation is contributing to higher prices, which may result in higher input cost for products, increased transportation and labor cost and impact consumer spending and buying patterns. The Company has been adversely impacted by these trends in 2022.
The Company has experienced an increase in delivery times and cost for products shipped from its U.K. warehouse to continental Europe. To remain competitive in the distribution of products within continental Europe, the Company expanded its distribution and warehouse capacity through a third-party operated distribution provider located in the Netherlands in the first quarter of 2022. The Company began shipments from this location in the second quarter of 2022.
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
EQUITY INVESTMENTS
As of September 30, 2022, the Company owned 24.7% of the outstanding capital stock of Grupo Vasconia S.A.B. (“Vasconia”), an integrated manufacturer of aluminum products and one of Mexico’s largest housewares companies. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange. The Quotation Key is VASCONI. The Company accounts for its investment in Vasconia using the equity method of accounting and records its proportionate share of Vasconia’s net income in the Company’s condensed consolidated statements of operations. Accordingly, the Company has recorded its proportionate share of Vasconia’s net income (reduced for amortization expense related to the customer relationships acquired) for the three and nine months ended September 30, 2022 and 2021 in the accompanying unaudited condensed consolidated statements of operations. Pursuant to a Shares Subscription Agreement, the Company may designate four persons to be nominated as members of Vasconia’s Board of Directors. As of September 30, 2022, Vasconia’s Board of Directors is comprised of eleven members, of whom the Company has designated two members.
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
On July 29, 2021, the Company sold 2.2 million shares further reducing its ownership from approximately 27% to approximately 25% in Vasconia for net cash proceeds of approximately $3.1 million. As a result, the Company recorded a gain of $1.0 million, after decreasing the Company’s investment balance. The gain on the sale resulted in a tax expense of $0.1 million. Additionally, a loss of $1.4 million was recognized for the proportionate share of the reduced ownership for amounts previously recognized in accumulated other comprehensive loss. The net loss, including taxes, of $0.5 million was included in equity in earnings (losses), net of taxes, in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2021.
SEASONALITY
The Company’s business and working capital needs are seasonal, with a majority of sales occurring in the third and fourth quarters. In 2021 and 2020, net sales for the third and fourth quarters accounted for 56% and 62% of total annual net sales, respectively. The increase in the Company's net sales in the first half of the year in 2021 compared to historical trend was a result of increased demand for the Company's products due to shifts in consumer purchasing patterns. In anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period. In 2022, the Company's inventory trends may deviate from historical trends due to a change in inventory strategy to react to the current market conditions impacting the Company and retailers.
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

RESULTS OF OPERATIONS
The following table sets forth statements of operations data of the Company as a percentage of net sales for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.6	63.0	64.3	64.5
Gross margin	36.4	37.0	35.7	35.5
Distribution expenses	10.0	8.4	10.6	9.3
Selling, general and administrative expenses	19.5	18.8	21.9	19.2
Wallace facility remediation expense	2.8	0.2	1.0	0.1
Income from operations	4.1	9.6	2.2	6.9
Interest expense	(2.5)	(1.7)	(2.3)	(1.9)
Mark to market gain on interest rate derivatives	0.4	0.1	0.4	0.1
Income before income taxes and equity in (losses) earnings	2.0	8.0	0.3	5.1
Income tax provision	(1.0)	(2.5)	(0.7)	(1.7)
Equity in (losses) earnings, net of taxes	(4.4)	0.1	(1.4)	0.1
Net (loss) income	(3.4)%	5.6%	(1.8)%	3.5%

MANAGEMENT’S DISCUSSION AND ANALYSIS
THREE MONTHS ENDED SEPTEMBER 30, 2022 COMPARED TO THE THREE MONTHS ENDED
SEPTEMBER 30, 2021
Net Sales
Consolidated net sales for the three months ended September 30, 2022 were $186.6 million, representing a decrease of $38.2 million, or 17.0%, as compared to net sales of $224.8 million for the corresponding period in 2021. In constant currency, a non-GAAP financial measure, which excludes the impact of foreign exchange fluctuations and was determined by applying 2022 average rates to 2021 local currency amounts, consolidated net sales decreased by $34.7 million, or 15.7%, as compared to consolidated net sales in the corresponding period in 2021.
Net sales for the U.S. segment for the three months ended September 30, 2022 were $172.8 million, a decrease of $24.9 million, or 12.6%, as compared to net sales of $197.7 million for the corresponding period in 2021.
Net sales for the U.S. segment’s Kitchenware product category were $92.6 million for the three months ended September 30, 2022, a decrease of $20.8 million, or 18.3%, as compared to $113.4 million for the corresponding period in 2021. The decrease was driven by lower sales for kitchen tools and gadgets, cutlery and boards, and bakeware primarily due to inventory buildup at brick-and-mortar and e-commerce retailers.
Net sales for the U.S. segment’s Tableware product category were $44.5 million for the three months ended September 30, 2022, a decrease of $7.2 million, or 13.9%, as compared to $51.7 million for the corresponding period in 2021. The decrease was driven by lower flatware sales to brick-and-mortar retailers.
Net sales for the U.S. segment’s Home Solutions product category were $35.7 million for the three months ended September 30, 2022, an increase of $3.1 million, or 9.5%, as compared to $32.6 million for the corresponding period in 2021. The increase was due to an increase in hydration product sales attributable to S'well, partially offset by lower sales for measurement products.
Net sales for the International segment were $13.8 million for the three months ended September 30, 2022, a decrease of $13.3 million, or 49.1%, as compared to net sales of $27.1 million for the corresponding period in 2021. In constant currency, which excludes the impact of foreign exchange fluctuations, net sales decreased $9.9 million, or 41.9%, as compared to consolidated net sales in the corresponding period in 2021. The decrease was driven by lower sales to brick-and-mortar retailers and e-commerce sales due to low consumer confidence in the region.

Gross margin
Gross margin for the three months ended September 30, 2022 was $67.8 million, or 36.4%, as compared to $83.1 million, or 37.0%, for the corresponding period in 2021.
Gross margin for the U.S. segment was $63.3 million, or 36.6%, for the three months ended September 30, 2022, as compared to $74.5 million, or 37.7%, for the corresponding period in 2021. The decrease in gross margin was driven by lower sales. The decrease in gross margin percentage for the U.S. was driven by product mix.
Gross margin for the International segment was $4.5 million, or 32.6%, for the three months ended September 30, 2022, as compared to $8.6 million, or 31.7%, for the corresponding period in 2021. The decrease in gross margin was driven by lower sales. The improvement in the gross margin percentage was attributable to product and customer mix.
Distribution expenses
Distribution expenses for the three months ended September 30, 2022 were $18.6 million, as compared to $18.9 million for the corresponding period in 2021. Distribution expenses as a percentage of net sales were 10.0% for the three months ended September 30, 2022, as compared to 8.4% for the three months ended September 30, 2021.
Distribution expenses as a percentage of net sales for the U.S. segment were approximately 9.0% and 7.2% for the three months ended September 30, 2022 and 2021, respectively. As a percentage of sales shipped from the Company’s U.S. warehouses, distribution expenses were 10.4% and 8.4% for the three months ended September 30, 2022 and 2021, respectively. The increase in expenses as a percentage of sales was attributable to lower shipment volume resulting in an unfavorable impact of fixed expenses, increased storage fees due to high inventory levels and higher labor rates.
Distribution expenses as a percentage of net sales for the International segment were 22.5% for the three months ended September 30, 2022, compared to 17.5% for the corresponding period in 2021. As a percentage of sales shipped from the Company’s international warehouses, excluding non-recurring expenses, distribution expenses were 22.9% and 14.5% for the three months ended September 30, 2022 and 2021, respectively. The increase was attributable to lower shipment volume, higher warehouse supply expenses and an increase in business occupancy tax expense for the U.K. warehouse, partially offset by lower labor costs.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended September 30, 2022 were $36.5 million, a decrease of $5.5 million, or 13.1%, as compared to $42.0 million for the corresponding period in 2021.
Selling, general and administrative expenses for the U.S. segment were $28.3 million for the three months ended September 30, 2022, as compared to $29.3 million for the corresponding period in 2021. As a percentage of net sales, selling, general and administrative expenses were 16.4% and 14.8% for the three months ended September 30, 2022 and 2021, respectively. The decrease was attributable to lower incentive compensation, partially offset by an increase in selling expenses related to advertising and trade shows.
Selling, general and administrative expenses for the International segment were $3.9 million for the three months ended September 30, 2022, as compared to $6.3 million for the corresponding period in 2021. As a percentage of net sales, selling, general and administrative expenses were 28.3% and 23.3% for the three months ended September 30, 2022 and 2021, respectively. The expense decrease was attributable to lower amortization expense on intangible assets as a result of the prior year impairment and lower unfavorable foreign currency exchange losses.
Unallocated corporate expenses for the three months ended September 30, 2022 were $4.3 million, as compared to $6.4 million for the corresponding period in 2021. The current period decrease was driven by lower incentive compensation expense.
Wallace facility remediation expense
In connection with the Wallace EPA matter, the Company recorded an additional expense of $5.1 million for the three months ended September 30, 2022, to increase its estimated liability for remediation cost related to the Wallace facility. For the three months ended September 30, 2021, the Company recorded an initial estimate of $0.5 million, related to remedial design portion of the liability. Refer to NOTE 13 — CONTINGENCIES for further discussion on this matter.

Interest expense
Interest expense was $4.6 million and $3.8 million for the three months ended September 30, 2022 and 2021, respectively. The increase in expense was a result of higher interest rates on outstanding borrowings in the current period.
Mark to market gain on interest rate derivatives
Mark to market gain on interest rate derivatives was $0.6 million for the three months ended September 30, 2022, as compared to a mark to market gain on interest rate derivatives of $0.1 million for the three months ended September 30, 2021. The increase was attributable to the change in the fair value based on the increase in interest rates. The mark to market amount represents the change in fair value on the Company’s interest rate derivatives that have not been designated as hedging instruments. These derivatives were entered into for purposes of locking-in a fixed interest rate on a portion of the Company’s variable interest rate debt. As of September 30, 2022, the intent of the Company is to hold these derivative contracts until their maturity.
Income taxes
Income tax provision of $1.8 million and income tax provision of $5.6 million for the three months ended September 30, 2022 and 2021, respectively, represent taxes on both U.S. and foreign earnings at a combined effective income tax provision rate of 50.6% and 31.1%, respectively. The effective tax rate for the three months ended September 30, 2022 differs from the federal statutory income tax rate of 21.0% primarily due to foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance. The effective tax rate for the three months ended September 30, 2021 differs from the federal statutory income tax rate of 21.0% primarily due to state and local tax expense, and foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance.
Equity in (losses) earnings
Equity in losses of Vasconia, net of taxes, was $8.2 million for the three months ended September 30, 2022, as compared to equity in earnings of Vasconia, net of taxes, of $0.7 million for the three months ended September 30, 2021. Vasconia reported loss from operations of $5.5 million for the three months ended September 30, 2022, as compared to income from operations of $3.9 million for the three months ended September 30, 2021. The decrease in income from operations was primarily attributable to decreased operating results in the current period in Vasconia's kitchenware and aluminum division.
The Company recorded an impairment charge of $6.2 million to reduce the carrying value of the Company's investment in Vasconia to its fair value. The decline in the fair value was determined to be other than temporary due to the decline in the quoted stock price and the quarterly decline in the operating results of Vasconia.
For the three months ended September 30, 2021, the Company recognized a net loss, including taxes, of $0.5 million related to a partial sale of the Company's ownership in its Vasconia investment. The net loss was comprised of a gain of $1.0 million, for the difference between the selling price and the Company’s basis in the sale of shares, offset by tax expense of $0.1 million and a loss of $1.4 million, related to amounts previously recognized in accumulated other comprehensive loss.
MANAGEMENT’S DISCUSSION AND ANALYSIS
NINE MONTHS ENDED SEPTEMBER 30, 2022 COMPARED TO THE NINE MONTHS ENDED
SEPTEMBER 30, 2021
Net Sales
Consolidated net sales for the nine months ended September 30, 2022 were $520.6 million, a decrease of $86.5 million, or 14.2%, as compared to net sales of $607.1 million for the corresponding period in 2021. In constant currency, a non-GAAP financial measure, which excludes the impact of foreign exchange fluctuations and was determined by applying 2022 average rates to 2021 local currency amounts, consolidated net sales decreased by $81.8 million, or 13.6%, as compared to consolidated net sales in the corresponding period in 2021.
Net sales for the U.S. segment for the nine months ended September 30, 2022 were $476.2 million, a decrease of $64.3 million, or 11.9%, as compared to net sales of $540.5 million for the corresponding period in 2021.
Net sales for the U.S. segment’s Kitchenware product category were $291.1 million for the nine months ended September 30, 2022, a decrease of $46.0 million, or 13.6%, as compared to $337.1 million for the corresponding period in 2021. The decrease was mainly driven by lower sales for kitchen tools and gadgets, cutlery and board, and bakeware products primarily due to inventory buildup at brick-and-mortar and e-commerce retailers. The decrease was partially offset by an increase in sales for barware and wine products attributable to a new warehouse club program in 2022.
Net sales for the U.S. segment’s Tableware product category were $101.0 million for the nine months ended September 30, 2022, a decrease of $18.2 million, or 15.3%, as compared to $119.2 million for the corresponding period in 2021. The decrease came from all product lines due to lower sales to brick-and-mortar retailers and e-commerce sales.
Net sales for the U.S. segment’s Home Solutions product category were $84.1 million for the nine months ended September 30, 2022, a decrease of $0.1 million, or 0.1%, as compared to $84.2 million for the corresponding period in 2021. The decrease was primarily driven by lower sales for measurement and home décor products, partially offset by hydration product sales attributable to S'well.
Net sales for the International segment were $44.4 million for the nine months ended September 30, 2022, a decrease of $22.2 million, or 33.3%, as compared to net sales of $66.6 million for the corresponding period in 2021. In constant currency, which excludes the impact of foreign exchange fluctuations, net sales decreased $17.7 million, or 28.5%, as compared to consolidated net sales in the corresponding period in 2021. The decrease was attributable to lower sales to brick-and-mortar retailers, e-commerce sales and a decrease in the Company’s global trading business in Asia driven by lower sales with an Australian distributor.
Gross margin
Gross margin for the nine months ended September 30, 2022 was $186.1 million, or 35.7%, as compared to $215.3 million, or 35.5%, for the corresponding period in 2021.
Gross margin for the U.S. segment was $172.1 million, or 36.1%, for the nine months ended September 30, 2022, as compared to $193.9 million, or 35.9%, for the corresponding period in 2021. The decrease in gross margin for the U.S. was driven by lower sales. The improvement in gross margin percentage was due to product mix, a tariff reduction on certain product categories and less dependency on non-vessel operating common carriers.
Gross margin for the International segment was $14.0 million, or 31.5%, for the nine months ended September 30, 2022, as compared to $21.4 million, or 32.1%, for the corresponding period in 2021. The decrease in gross margin was driven by lower sales. The decrease in gross margin percentage was due to the impact of fixed overhead costs on lower sales volume for the 2022 period, partially offset by customer mix.
Distribution expenses
Distribution expenses for the nine months ended September 30, 2022 were $55.2 million, as compared to $56.5 million for the corresponding period in 2021. Distribution expenses as a percentage of net sales were 10.6% for the nine months ended September 30, 2022, as compared to 9.3% for the nine months ended September 30, 2021.
Distribution expenses as a percentage of net sales for the U.S. segment were approximately 9.4% and 8.2% for the nine months ended September 30, 2022 and 2021, respectively. Distribution expenses during the nine months ended September 30, 2022 include $0.1 million for the Company’s distribution operation redesign costs. As a percentage of sales shipped from the Company’s U.S. warehouses, excluding non-recurring expenses, distribution expenses were 10.5% and 8.9% for the nine months ended September 30, 2022 and 2021, respectively. The increase in the expenses as a percentage of sales was a result of lower shipment volume resulting in an unfavorable impact of fixed expenses, increased storage fees due to high inventory levels and higher labor rates, partially offset by lower warehouse equipment and supply expenses.
Distribution expenses as a percentage of net sales for the International segment were 23.5% for the nine months ended September 30, 2022, compared to 18.1% for the corresponding period in 2021. Distribution expenses during the nine months ended September 30, 2022 include $0.5 million for the Company’s relocation costs for its new warehouse distribution facility in the Netherlands. As a percentage of sales shipped from the Company’s international warehouse, excluding non-recurring expenses, distribution expenses were 22.2% and 15.4% for the nine months ended September 30, 2022 and 2021, respectively. The increase was primarily attributed to lower shipment volume, higher warehouse supply expenses and an increase in business occupancy tax expense for the U.K. warehouse, partially offset by lower labor costs.
Selling, general and administrative expenses
Selling, general and administrative expenses for the nine months ended September 30, 2022 were $114.2 million, a decrease of $2.2 million, or 1.9%, as compared to $116.4 million for the corresponding period in 2021.

Selling, general and administrative expenses for the U.S. segment were $85.9 million for the nine months ended September 30, 2022, as compared to $83.2 million for the corresponding period in 2021. As a percentage of net sales, selling, general and administrative expenses were 18.0% and 15.4% for the nine months ended September 30, 2022 and 2021, respectively. The increase was attributable to integration costs related to the S'well acquisition, higher advertising expenses and employee related expenses, partially offset by lower incentive compensation.
Selling, general and administrative expenses for the International segment were $13.2 million for the nine months ended September 30, 2022, as compared to $15.5 million for the corresponding period in 2021. The decrease was primarily attributable to lower amortization expense on intangible assets as a result of the prior year impairment.
Unallocated corporate expenses for the nine months ended September 30, 2022 were $15.1 million, as compared to $17.7 million for the corresponding period in 2021. The decrease was driven by lower incentive compensation expense, partially offset by an increase in legal and professional fees related to the S'well acquisition.
Wallace facility remediation expense
In connection with the Wallace EPA matter, the Company recorded an additional expense of $5.1 million for the nine months ended September 30, 2022, to increase its estimated liability for remediation cost related to the Wallace facility. For the nine months ended September 30, 2021, the Company recorded an initial estimate of $0.5 million, related to remedial design portion of the liability. Refer to NOTE 13 — CONTINGENCIES for further discussion on this matter.
Interest expense
Interest expense was $12.1 million and $11.7 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in expense was a result of higher interest rates on outstanding borrowings in the current period.
Mark to market gain on interest rate derivatives
Mark to market gain on interest rate derivatives was $2.0 million for the nine months ended September 30, 2022, as compared to a mark to market gain on interest rate derivatives of $0.7 million for the nine months ended September 30, 2021. The increase was attributable to the change in the fair value based on the increase in interest rates. The mark to market amount represents the change in fair value on the Company’s interest rate derivatives that have not been designated as hedging instruments. These derivatives were entered into for purposes of locking-in a fixed interest rate on a portion of the Company’s variable interest rate debt. As of September 30, 2022, the intent of the Company is to hold these derivative contracts until their maturity.
Income taxes
Income tax provision of $3.4 million and $9.8 million for the nine months ended September 30, 2022 and 2021, respectively, represent taxes on both US and foreign earnings at combined effective income tax provision rates of 245.9% and 31.8%, respectively. The effective tax rate for the nine months ended September 30, 2022 differs from the federal statutory income tax rate of 21% primarily due to foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance. The effective tax rate for the nine months ended September 30, 2021 differs from the federal statutory income tax rate of 21% primarily due to state and local tax expense, and foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance.
Equity in (losses) earnings
Equity in losses of Vasconia, net of taxes, was $7.4 million for the nine months ended September 30, 2022, as compared to equity in earnings of Vasconia, net of taxes, of $1.2 million for the nine months ended September 30, 2021. Vasconia reported loss from operations of $0.3 million for the nine months ended September 30, 2022, as compared to income from operations of $14.2 million for the nine months ended September 30, 2021. The decrease in income from operations was primarily attributable to decreased operating results in the current period in both Vasconia's kitchenware and aluminum divisions.
The Company recorded an impairment charge of $6.2 million to reduce the carrying value of the Company's investment in Vasconia to its fair value. The decline in the fair value was determined to be other than temporary due to the decline in the quoted stock price and the quarterly decline in the operating results of Vasconia.
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
Additionally, the Company recognized a net loss of $0.5 million related to a partial sale of the Company’s ownership in its Vasconia investment. The net loss was comprised of a loss of $1.0 million, for the difference between the selling price and the Company’s basis in the sale of shares, offset by tax expense of $0.1 million and a loss of $1.4 million, related to amounts previously recognized in accumulated other comprehensive loss.
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
At September 30, 2022, the Company had cash and cash equivalents of $5.9 million, compared to $28.0 million at December 31, 2021. Working capital was $287.7 million at September 30, 2022, compared to $271.3 million at December 31, 2021. Liquidity, which includes cash and cash equivalents and availability under the ABL Agreement, was approximately $170.6 million at September 30, 2022.
Inventory, a large component of the Company’s working capital, is expected to fluctuate from period to period, with inventory levels higher primarily in the June through October time period. The Company also expects inventory turnover to fluctuate from period to period based on product and customer mix. Certain product categories have lower inventory turnover rates as a result of minimum order quantities from the Company’s vendors or customer replenishment needs. Certain other product categories experience higher inventory turns due to lower minimum order quantities or trending sale demands. For the three months ended September 30, 2022, inventory turnover was 1.7 times, or 219 days, as compared to 2.4 times, or 154 days, for the three months ended September 30, 2021. In the first half of fiscal 2022, the Company increased its inventory levels to address supply chain disruptions and to support anticipated customer demand. However, inventory turns have slowed due to macroeconomic challenges that companies across industries and retailers in particular faced. Inflation has led to weaker end market demand and supply chain disruptions have led to inventory buildup.
In connection with the Wallace EPA Matter, the company expects in the next twelve months it will be required to provide financial assurance of $5.6 million, which it expects to provide in the form of a letter of credit. This would reduce availability under the revolving credit facility.
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
Credit Facilities
On August 26, 2022, the Company entered into Amendment No. 2 (the “Amendment”) to the Company’s credit agreement, dated as of March 2, 2018 (as amended, the “ABL Agreement”) among the Company, as a Borrower, certain subsidiaries of the Company, as Borrowers and/or Loan Parties, JPMorgan Chase Bank, N.A., as Administrative Agent and a Lender, HSBC Bank USA, National Association and Wells Fargo Bank, National Association, as Co-Documentation Agents and Lenders, and Manufacturers and Traders Trust Company, as a Lender, that provides for the Company’s ABL facility. The ABL Agreement provides for a senior secured asset-based revolving credit facility in the maximum aggregate principal amount of $200.0 million, which facility will mature on August 26, 2027 (subject to an earlier springing maturity date that is 90 days prior to the Term Loan maturity date of February 28, 2025 if the Company’s Term Loan has not been repaid or refinanced by such date).
The Company's loan agreement, dated as of March 2, 2018, (the “Term Loan Agreement” and together with the ABL Agreement, the “Debt Agreements”) provides for a senior secured term loan credit facility in the original principal amount of

$275.0 million, which matures on February 28, 2025. The Term Loan Agreement requires the Company to make an annual prepayment of principal based upon a percentage of the Company's excess cash flow, (“Excess Cash Flow”), if any. The percentage applied to the Company’s excess cash flow is based on the Company’s Total Net Leverage Ratio (as defined in the Debt Agreements). When an Excess Cash Flow payment is required, each lender has the option to decline a portion or all of the prepayment amount payable to it. An estimate of the amount of the Excess Cash Flow payment is recorded in current maturity of term loan on the unaudited condensed consolidated balance sheets. Additionally, the Term Loan Agreement requires quarterly payments, which commenced on June 30, 2018, of principal equal to 0.25% of the original aggregate principal amount of the Term Loan facility, which payments are to be adjusted from time to time to account for prepayments made. Per the Term Loan Agreement, when the Company makes an Excess Cash Flow payment, the payment is first applied to satisfy the next eight (8) scheduled future quarterly required payments of the Term Loan in order of maturity and then to the remaining scheduled installments on a pro rata basis. The quarterly principal payments have been satisfied through maturity of the Term Loan by the annual Excess Cash Flow payments made to date.
The maximum borrowing amount under the ABL Agreement may be increased to up to $250.0 million if certain conditions are met and further limited to $220.0 million pursuant to the Term Loan Agreement. One or more tranches of additional term loans (the “Incremental Term Facilities”) may be added under the Term Loan Agreement if certain conditions are met. The Incremental Facilities may not exceed the sum of (i) $50.0 million plus (ii) an unlimited amount so long as, in the case of (ii) only, the Company’s secured net leverage ratio, as defined in and computed on a pro forma basis pursuant to the Term Loan Agreement, after giving effect to such increase, is no greater than 3.75 to 1.00, subject to certain limitations and for the period defined pursuant to the Term Loan Agreement but not to mature earlier than the maturity date of the then existing term loans.
As of September 30, 2022 and December 31, 2021, the total availability under the ABL Agreement was as follows (in thousands):

	September 30, 2022	December 31, 2021
Maximum aggregate principal allowed	$200,000	$150,000
Outstanding borrowings under the ABL Agreement	(32,545)	—
Standby letters of credit	(2,765)	(3,659)
Total availability under the ABL Agreement	$164,690	$146,341
Availability under the ABL Agreement is limited to the lesser of the $200.0 million commitment thereunder and the borrowing base and therefore depends on the valuation of certain current assets comprising the borrowing base. The borrowing capacity under the ABL Agreement will depend, in part, on eligible levels of accounts receivable and inventory that fluctuate regularly. Due to the seasonality of the Company’s business, this means that the Company may have greater borrowing availability during the third and fourth quarters of each year. Consequently, the $200.0 million commitment thereunder may not represent actual borrowing capacity.
The current and non-current portions of the Company’s Term Loan facility included in the condensed consolidated balance sheets were as follows (in thousands):

	September 30, 2022	December 31, 2021
Current portion of Term Loan facility:
Estimated Excess Cash Flow principal payment	$—	$7,200
Estimated unamortized debt issuance costs	—	(1,429)
Total Current portion of Term Loan facility	$—	$5,771

Non-current portion of Term Loan facility:
Term Loan facility, net of current portion	$245,911	$244,927
Estimated unamortized debt issuance costs	(3,406)	(3,054)
Total Non-current portion of Term Loan facility	$242,505	$241,873
The estimated Excess Cash Flow principal payment recorded at September 30, 2022 represents the Company’s estimate for the 2023 Excess Cash Flow payment. The 2022 Excess Cash Flow payment, paid on March 30, 2022, totaled $6.2 million. The Excess Cash Flow payment differs from the estimated amount at December 31, 2021 of $7.2 million as certain lenders opted to decline their payments per the terms of the Term Loan Agreement.

The Company’s payment obligations under its Debt Agreements are unconditionally guaranteed by its existing and future U.S. subsidiaries with certain minor exceptions. Certain payment obligations under the ABL Agreement are also direct obligations of its foreign subsidiary borrowers designated as such under the ABL Agreement and, subject to limitations on such guaranty, are guaranteed by the foreign subsidiary borrowers, as well as by the Company. The obligations of the foreign subsidiary borrowers under the ABL Agreement are secured by security interests in substantially all of the assets of, and stock in, such foreign subsidiary borrowers, subject to certain limitations. The obligations of the Company under the Debt Agreements and any hedging arrangements and cash management services and the guarantees by its domestic subsidiaries in respect of those obligations are secured by security interests in substantially all of the assets and stock (but in the case of foreign subsidiaries, limited to 65% of the capital stock in first-tier foreign subsidiaries and not including the stock of subsidiaries of such first-tier foreign subsidiaries) owned by the Company and the U.S. subsidiary guarantors, subject to certain exceptions. Such security interests consist of (1) a first-priority lien, subject to certain permitted liens, with respect to certain assets of the Company and certain of its subsidiaries (the “ABL Collateral”) pledged as collateral in favor of lenders under the ABL Agreement and a second-priority lien in the ABL Collateral in favor of the lenders under the Term Loan Agreement and (2) a first-priority lien, subject to certain permitted liens, with respect to certain assets of the Company and certain of its subsidiaries (the “Term Loan Collateral”) pledged as collateral in favor of lenders under the Term Loan Agreement and a second-priority lien in the Term Loan Collateral in favor of the lenders under the ABL Agreement.
Borrowings under the revolving credit facility bear interest, at the Company’s option, at one of the following rates: (i) an alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.5% or one-month Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus 1.0% as of a specified date in advance of the determination, but in each case not less than 1.0%, plus a margin of 0.25% to 0.50%, or (ii) Adjusted Term SOFR, which is the Term SOFR Rate for the selected 1, 3 or 6 month interest period plus 0.10% (or Euro Interbank Offered Rate “EURIBOR” for borrowings denominated in Euro; or Sterling Overnight Index Average “SONIA” for borrowings denominated in Pounds Sterling), but in each case not less than zero, plus a margin of 1.25% to 1.50%. The respective margins are based upon average quarterly availability, as defined in and computed pursuant to the ABL Agreement. In addition, the Company pays a commitment fee of 0.20% to 0.25% per annum based on the average daily unused portion of the aggregate commitment under the ABL Agreement. The interest rate on outstanding borrowings under the ABL Agreement at September 30, 2022 was between 2.19% and 6.75%.
The Term Loan facility bears interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of (x) the prime rate, (y) a federal funds and overnight bank funding based rate plus 0.5% or (z) one-month LIBOR, but not less than 1.0%, plus 1.0%, which alternate base rate shall not be less than 2.0%, plus a margin of 2.5% or (ii) LIBOR for the applicable interest period, multiplied by any statutory reserve rate, but not less than 1.0%, plus a margin of 3.5%. The interest rate on outstanding borrowings under the Term Loan at September 30, 2022 was 6.02%.
The Debt Agreements provide for customary restrictions and events of default. Restrictions include limitations on additional indebtedness, liens, acquisitions, investments and payment of dividends, among other things. Further, the ABL Agreement provides that during any period (a) commencing on the last day of the most recently ended four consecutive fiscal quarters on or prior to the date availability under the ABL Agreement is less than the greater of $20.0 million and 10% of the aggregate commitment under the ABL Agreement at any time and (b) ending on the day after such availability has exceeded the greater of $20.0 million and 10% of the aggregate commitment under the ABL Agreement for 45 consecutive days, the Company is required to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 as of the last day of any period of four consecutive fiscal quarters.
The Company was in compliance with the covenants of the Debt Agreements at September 30, 2022.
Prior to the amendment of the credit agreement, the Company’s ABL provided for an aggregate principal amount of $150.0 million. Upon entering into the Amendment to the ABL agreement the Company repaid its outstanding ABL borrowing in the amount of $32.0 million and re-borrowed such amounts under the ABL Agreement, as amended. Unamortized debt issuance costs that were written off were immaterial.
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

The Company’s adjusted EBITDA (including pro forma adjustments), for the trailing twelve months ended September 30, 2022 was $69.3 million.
Capital expenditures for the nine months ended September 30, 2022 were $2.0 million.
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
The following is a reconciliation of the net (loss) income, as reported, to adjusted EBITDA, for each of the last four quarters and the 12 months ended September 30, 2022:

	Quarter Ended				Twelve Months Ended September 30, 2022
	December 31, 2021	March 31, 2022	June 30, 2022	September 30, 2022
	(in thousands)
Net (loss) income as reported	$(626)	$380	$(3,460)	$(6,358)	$(10,064)
Undistributed equity (earnings) losses, net	(466)	(416)	(334)	8,159	6,943
Income tax provision (benefit)	6,704	1,673	(98)	1,845	10,124
Interest expense	3,856	3,767	3,732	4,581	15,936
Mark to market (gain) on interest rate derivatives	(398)	(1,049)	(304)	(637)	(2,388)
Depreciation and amortization	4,960	4,899	5,038	4,598	19,495
Intangible asset impairments	14,760	—	—	—	14,760
Stock compensation expense	1,244	1,174	1,365	1,026	4,809
Acquisition related expenses	378	1,119	75	109	1,681
Warehouse relocation and redesign expenses(1)	450	497	73	59	1,079
S'well integration costs(2)	—	781	864	250	1,895
Wallace facility remediation expense	—	—	—	5,140	5,140
Adjusted EBITDA, before limitation	30,862	12,825	6,951	18,772	69,410
Permitted non-recurring charge limitation (3)					(1,403)
Adjusted EBITDA(4)					$68,007
Pro forma historical S'well and projected synergies adjustment(5)					1,250
Pro forma Adjusted EBITDA(4)	$30,862	$12,825	$6,951	$18,772	$69,257
(1) For the twelve months ended September 30, 2022, the warehouse relocation and redesign expenses included $0.6 million of expenses related to the International segment and $0.5 million of expenses related to the U.S. segment.
(2) For the twelve months ended September 30, 2022, S'well integration costs included $0.5 million of expenses related to inventory step up adjustment in connection with S'well acquisition.
(3) Permitted non-recurring charges include integration charges, Wallace facility remediation expense, and warehouse relocation and redesign expenses. These are permitted exclusions from the Company’s consolidated adjusted EBITDA, subject to limitations, pursuant to the Company’s Debt Agreements.
(4) Adjusted EBITDA is a non-GAAP financial measure that is defined in the Company’s debt agreements. Adjusted EBITDA is defined as net (loss) income, adjusted to exclude undistributed equity in (earnings) losses, income tax provision (benefit), interest expense, mark to market (gain) on interest rate derivatives, depreciation and amortization, intangible asset impairments, stock compensation expense, Wallace facility remediation expense, and other items detailed in the table above that are consistent with exclusions permitted by our debt agreements.

(5) Pro forma historical S'well and projected synergies adjustment represents a permitted adjustment to the Company’s adjusted EBITDA for the acquisition of S'well on March 2, 2022 pursuant to the Company’s Debt Agreements. Pro forma projected synergies represents the amount of projected cost savings, operating expense reductions and cost saving synergies projected by the Company as a result of actions taken through September 30, 2022 or expected to be taken as of September 30, 2022, net of the benefits realized during the twelve months ended September 30, 2022.
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
Pursuant to the Receivable Purchase Agreement, the Company sold to HSBC $30.0 million and $109.8 million of receivables during the three and nine months ended September 30, 2022, respectively and $33.7 million and $113.2 million of receivables during three and nine months ended September 30, 2021, respectively. Charges of $0.2 million and $0.1 million related to the sale of the receivables are included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations for the three months ended September 30, 2022 and 2021, respectively. Charges of $0.5 million and $0.3 million related to the sale of the receivables are included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2022 and 2021, respectively. At September 30, 2022 and 2021, $20.2 million and $15.8 million, respectively, of receivables sold were outstanding and due to HSBC from customers.
Derivatives
Interest Rate Swaps
The Company's total outstanding notional value of interest rate swaps was $50.0 million at September 30, 2022.
The Company designated a portion of these interest rate swaps as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. The hedge periods of these agreements commenced in April 2018 and expire in March 2023. The original notional values are reduced over these periods. The aggregate notional value of designated interest rate swaps was $25.0 million at September 30, 2022.
In June 2019, the Company entered into additional interest rate swap agreements, with an aggregate notional value of $25.0 million at September 30, 2022. These non-designated interest rate swaps serve as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings and expire in February 2025.
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
The aggregate gross notional value of foreign exchange contracts at September 30, 2022 was $3.5 million. These foreign exchange contracts have been designated as hedges in order to apply hedge accounting.
The Company is exposed to market risks as well as changes in foreign currency exchange rates as measured against the USD and each other, and to changes to the credit risk of derivative counterparties. The Company attempts to minimize these risks primarily by using foreign currency forward contracts and by maintaining counterparty credit limits. These hedging activities provide only limited protection against currency exchange and credit risk. Factors that could influence the effectiveness of the

Company’s hedging programs include those impacting currency markets and the availability of hedging instruments and liquidity of the credit markets. All foreign currency forward contracts that the Company enters into are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure. The Company does not enter into such contracts for speculative purposes, and as of September 30, 2022, the Company did not have any foreign currency forward contract derivatives that are not designated as hedges. These foreign exchange contracts have been designated as hedges in to order to apply hedge accounting.
Operating activities
Net cash used in operating activities was $20.1 million for the nine months ended September 30, 2022, as compared to net cash provided by operating activities of $14.6 million for the nine months ended September 30, 2021. The decrease from 2022 compared to 2021 was attributable to a net loss generated in 2022 compared to 2021, timing of payments for accounts payable and accrued expenses, partially offset by timing of collections related to the Company's accounts receivables.
Investing activities
Net cash used in investing activities was $19.9 million and $0.5 million for the nine months ended September 30, 2022 and 2021, respectively. The increase from 2022 compared to 2021 was attributable to the cash consideration of $18.0 million paid for the acquisition of S'well.
Financing activities
Net cash provided by financing activities was $18.4 million and for the nine months ended September 30, 2022, as compared to net cash used in financing activities of $41.5 million for the nine months ended September 30, 2021. The change was mainly attributable to proceeds from the Company's revolving credit facility under its ABL Agreement in the 2022 period and the lower Excess Cash Flow principal payment on the term loan for the 2022 period compared to the 2021 period.
Stock repurchase program
On March 14, 2022, the Company announced that its Board of Directors of the Company authorized the repurchase of up to $20.0 million of the Company’s common stock, replacing the Company’s previously-authorized $10 million share repurchase program. The repurchase authorization permits the Company to effect the repurchases from time to time through open market purchases and privately negotiated transactions. During the nine months ended September 30, 2022, the Company repurchased 389,743 shares for a total cost of $4.7 million and thereafter retired the shares. Please see Part II, Item 2—Unregistered Sales of Equity Securities and Use of Proceeds included in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the 2021 Annual Report on Form 10-K.
Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 30, 2022, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.
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

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs subsequent to end of period (2)
August 1 - August 31, 2022	22,725	9.42	22,687	15,586,060
September 1 - September 30, 2022	30,265	8.69	30,265	15,322,269
(1)The repurchased shares include 38 shares acquired other than as part of a publicly announced plan or program. The Company repurchased these securities in connection with its Amended and Restated 2000 Long Term Incentive Plan, which allows participants to use shares to satisfy the exercise price of options exercised, certain tax liabilities arising from the exercise of options, and certain tax liabilities arising from the vesting of restricted stock. The foregoing number does not include unvested shares forfeited back to the Company pursuant to the terms of its stock compensation plans.
(2)On March 14, 2022, the Company announced that its Board of Directors of the Company authorized the repurchase of up to $20.0 million of the Company’s common stock, replacing the Company’s previously-authorized $10 million share repurchase program. The repurchase authorization permits the Company to effect the repurchases from time to time through open market purchases and privately negotiated transactions. During the three months ended September 30, 2022, the Company repurchased 52,952 shares for a total cost of $0.5 million and thereafter retired the shares.

Item 5. Other Information
The information set forth below is included herein, by our option, for the purpose of providing disclosure under “Item 5.02 – Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of Form 8-K.
On November 1, 2022, the Company entered into a transition agreement (the “Transition Agreement”) with Jeffrey Siegel, the Company’s Executive Chairman, which amended the terms of the Fourth Amended and Restated Employment Agreement, dated as of June 27, 2019, by and between Mr. Siegel and the Company (the “Employment Agreement”), for the primary purpose of extending the term of the Employment Agreement through March 31, 2023 (the “Transition Termination Date”). The Transition Agreement becomes effective on January 1, 2023 and shall remain in effect until the Transition Termination Date (the “Transition Period”). During the Transition Period, Mr. Siegel shall provide business support and advisory services to the Company and shall be entitled to the following compensation: (i) a base salary equal to $14,000 per month and (ii) continued entitlement to the reimbursements and retirement and welfare benefits set forth in Section 4(d)(i) and Section 4(e) of the Employment Agreement. Mr. Siegel’s 2022 bonus shall be determined and paid pursuant to Section 4(b) of the Employment Agreement, provided that Mr. Siegel shall not be entitled to any other bonus compensation, including in respect of the services provided during the Transition Period. Upon termination of Mr. Siegel’s employment on the Transition Termination Date, he will receive severance equal to the sum of $691,667 and the average of the annual bonuses paid to him for 2020, 2021, and 2022.
The information provided in this Item 5.02 is qualified in its entirety by reference to the terms of the Transition Agreement attached hereto as Exhibit 10.3 and the Employment Agreement referenced hereto as Exhibit 10.4, each of which is incorporated herein by reference.

Item 6. Exhibits
See the Exhibit Index below, which is incorporated by reference herein.
Exhibit Index

Exhibit No.

31.1
Certification by Robert B. Kay, Chief Executive Officer and Director, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification by Laurence Winoker, Executive Vice President, Treasurer and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification by Robert B. Kay, Chief Executive Officer and Director, and Laurence Winoker, Executive Vice President, Treasurer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

10.1
Third Amendment to Amended and Restated Employment Agreement, dated as of August 1, 2022, between the Company and Laurence Winoker (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2022)

10.2
Amendment No. 2, dated as of August 26, 2022, by and among the Company, the other Loan Parties party thereto (as defined therein), and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 29, 2022)

10.3	Transition Agreement, dated as of November 1, 2022, by and among the Company and Jeffrey Siegel.

10.4
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

Lifetime Brands, Inc.

/s/ Robert B. Kay	November 3, 2022
Robert B. Kay
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Laurence Winoker	November 3, 2022
Laurence Winoker
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)