Form 10-K
period 2022-12-31
LIFETIME BRANDS, INC
filed 2023-03-09
CIK 874396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-K
______________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of 13,114,738 shares of the voting common equity held by non-affiliates of the registrant as of June 30, 2022, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $144,786,708. Directors, executive officers, and trusts controlled by said individuals are considered affiliates for the purpose of this calculation and may not necessarily be considered affiliates for any other purpose.
The number of shares of common stock, par value $0.01 per share, outstanding as of February 28, 2023, was 21,483,927.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the registrant’s definitive proxy statement for the 2023 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 are incorporated by reference in Part III of this Annual Report.

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
•The Company’s results of operations could be negatively impacted by inflation or deflation in supply chain costs, including raw materials, sourcing, transportation and energy, and other price fluctuations caused by factors beyond its control. The Company may be materially adversely affected by the exit of the U.K. from the European Union.
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
•The replacement of the LIBOR benchmark interest rate with SOFR could increase the Company's borrowing costs.
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
Supply chain risks
•The Company's reliance on international suppliers subjects the Company to regional regulatory, man-made or natural disasters, health epidemics, political or military conflicts, economic and foreign currency exchange risk that could materially and adversely affect the Company’s operating results.
•The Company’s international trade activity subjects it to transportation risks.
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
•Climate change, environmental, social and governance and sustainability initiatives may result in regulatory or structural industry changes that could require significant operational changes and expenditures, reduce demand for the Company's products and adversely affect our business, financial condition, and results of operations. A failure in or compromise of the Company’s operating systems or infrastructure or those of third parties could disrupt the Company’s business and cause losses.
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
•The Company’s executives and other key employees are critical to the Company’s success. The loss of and/or failure to attract and maintain its highly skilled employees could adversely affect the Company’s business.
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
The Company is a Delaware corporation, incorporated on December 22, 1983.
The Company’s top brands and their respective product categories as of December 31, 2022 are:

Brand	Licensed/Owned	Product Category
Farberware®	Licensed (1)	Kitchenware
Mikasa®	Owned	Tableware and Home Solutions
KitchenAid®	Licensed	Kitchenware
Taylor®	Owned	Kitchenware and Home Solutions
Rabbit®	Owned	Kitchenware
Pfaltzgraff®	Owned	Kitchenware, Tableware and Home Solutions
BUILT NY®	Owned	Home Solutions
Sabatier®	Licensed	Kitchenware
Fred® & Friends	Owned	Kitchenware
Kamenstein®	Owned	Kitchenware
S'well®	Owned	Home Solutions
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
During the years ended December 31, 2022, 2021 and 2020, Wal-Mart Stores, Inc., including Sam’s Club and, in the U.K., Asda Superstore, (“Walmart”), accounted for 19%, 18% and 20% of consolidated net sales, respectively. During the years ended December 31, 2022, 2021, and 2020, sales to Costco Wholesale Corporation (“Costco”) accounted for 13%, 12%, and 11% of consolidated net sales. During the year ended December 31, 2022, 2021 and 2020, Amazon.com Inc., (“Amazon”), accounted for 11%, 12% and 10% of consolidated net sales. Sales to Walmart, Costco and Amazon are included in the Company's U.S. and International segments. No other customers accounted for 10% or more of the Company’s sales during these periods.
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
Additionally, the Company uses third-party operated distribution facilities to supplement its distribution capacity, including a major distribution facility located in Rotterdam, Netherlands. As of December 31, 2022, the Company occupied 27,000 square feet of this facility.
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
SOURCES OF SUPPLY
The Company sources its products from hundreds of suppliers, almost all of which are located outside the United States (other than the suppliers for the Company’s sterling silver products). Most of the Company’s suppliers are located in China. The Company also sources products from suppliers across various countries including, Hong Kong, Taiwan, Japan, South Korea, Vietnam, Malaysia, Philippines, Thailand, India, Bangladesh, the United States, Canada, Mexico, Brazil, the U.K., Italy, Portugal, Poland, Sweden, Turkey, Netherlands, Belgium, Germany, Czech Republic, Slovakia, Cambodia, Indonesia and Australia. The Company orders products significantly in advance of the anticipated time of their sale by the Company. The Company does not have any formal long-term arrangements with any of its suppliers and its arrangements with most manufacturers allow for flexibility in modifying the quantity, composition and delivery dates of orders.
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
PATENTS AND LICENSES
The Company owns approximately 1,140 design and utility patents. The Company does not believe that the expiration of any of its patents would have a material adverse effect on either of the Company’s segments.
The Company holds certain rights to use the Farberware brand for kitchen tools and gadgets, cutlery, cutting boards, shears and certain other products which together represent a material portion of its sales, through a fully-paid, royalty-free license for a term that expires in 2195, subject to earlier termination under certain circumstances. The Company also holds a license to use the KitchenAid brand subject to a license agreement that will expire in December 2026. The Company originally entered into a licensing arrangement for use of the KitchenAid brand in 2000, and has renewed the license, typically for three to four year periods, since that time.
HUMAN CAPITAL
The Company aspires to hire and retain the best and brightest employees. At December 31, 2022, the Company had approximately 1,260 full-time employees, of whom approximately 140 were located in Asia, 210 were located in Europe and 910 were located in the United States and Puerto Rico. The Company also hires seasonal workers at its distribution centers through temporary staffing agencies. None of the Company’s employees are represented by a labor union or subject to collective bargaining agreements, except as required by local law.
The Company believes in the importance of the retention, growth and development of our employees. The Company believes it offers competitive compensation and benefits packages to its employees. Further, the Company offers professional development opportunities to cultivate talent throughout the Company. The Company is focused on employee health and safety initiatives and has implemented protocols during the COVID-19 pandemic to enhance workplace safety, including remote work for certain departments. The Company also values diversity and inclusion and is striving to create a more diverse workforce and inclusive community.

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
SEASONALITY
The Company’s business and working capital needs are seasonal with a majority of sales occurring in the third and fourth quarters. In 2022, net sales for the third and fourth quarters accounted for 54% of total annual net sales, respectively. In anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period.

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
The Company's results of operations could be negatively impacted by inflation or deflation in supply chain costs, including raw materials, sourcing, transportation and energy
The Company designs, sources and sells branded kitchenware, tableware and other homeware goods and relies on third parties to manufacture its products who are, in turn, subject to changes in their underlying manufacturing costs. The Company also relies on third parties for transportation and is exposed to fluctuations in freight costs to transport goods as well as the price of fuel and gasoline. These prices may fluctuate based on a number of factors beyond the Company’s control, including from geopolitical conditions such as the military conflict in Ukraine and resulting sanctions imposed by the U.S. and other countries. Inflation has resulted and could continue to result in significant cost increases. If the Company is unable to mitigate any cost increases from the foregoing factors through various customer pricing actions and cost reduction initiatives, its financial condition may be adversely affected. Conversely, in the event that there is deflation, the Company may experience pressure from its customers to reduce prices. There can be no assurance that the Company would be able to reduce its cost base to offset any such price concessions, which could adversely impact its results of operations and cash flows.

The Company may be materially adversely affected by the exit of the U.K. from the European Union.
Net sales attributable to the Company's U.K. domiciled businesses were $45.7 million for the year ended December 31, 2022 and represent approximately 6% of the Company’s consolidated net sales for the period. These operations continue to face risks and potential disruptions related to the withdrawal of the U.K. from the European Union, commonly referred to as “Brexit.” Although the U.K. and the European Union have entered into a trade and cooperation agreement, the long-term nature of the U.K.’s relationship with the European Union remains unclear. For example, Brexit could lead to potentially divergent laws and regulations, such as with respect to data protection and data transfer laws, that could be costly and complicate compliance efforts. While we continue to monitor these developments, the full effect of Brexit on our operations is uncertain and our business could be harmed by trade disputes or political differences between the U.K. and the European Union in the future.
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
A majority of the Company’s products are sourced from vendors in China. During the last few years there have also been significant changes to U.S. trade policies, sanctions, legislation, treaties and tariffs, including, but not limited to, trade policies and tariffs affecting China. These changes have, in certain cases, increased our costs of doing business. In response to the tariffs, the Company may seek to increase prices to its customers, which may diminish demand for its products. The imposition of additional tariffs or other trade barriers could increase our costs in certain markets and may cause our customers to find alternative sourcing or could make it more difficult for us to sell our products in some markets. Other countries where we operate or sell our products have changed, and may continue to change, their own policies on trade as well as business and foreign investment in their respective countries. Additionally, it is possible that U.S. policy changes and uncertainty about such changes could increase market volatility and currency exchange rate fluctuations. As a result of these dynamics, we cannot predict the impact to our business of any future changes to the U.S.’s or other countries’ trading relationships or the impact of new laws or regulations adopted by the U.S. or other countries.
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
The Company is generally not fully insured against all significant losses. For example, the Company is not fully insured against hurricane, earthquake, acts of war, and terrorism related losses. A loss for which the Company is not fully insured could have a material adverse effect on the business, financial condition, results of operations and prospects.
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
The Company has a substantial amount of indebtedness and is dependent on the availability of its bank loan facilities to finance its liquidity needs. As of December 31, 2022, the Company had $256.3 million of consolidated debt outstanding under a senior secured term loan credit facility (as amended, the “Term Loan”).
The Company's credit agreement, dated as of March 2, 2018 (as amended, the “ABL Agreement” and together with the Term Loan the “Debt Agreements”) provides for, among other things, a maximum aggregate principal amount of $200.0 million and will mature on August 25, 2027 (subject to an earlier springing maturity date that is 90 days prior to the Term Loan maturity date of February 28, 2025 if the Company’s Term Loan has not been repaid or refinanced by such date). The Term Loan will be repaid in quarterly payments of principal equal to 0.25% of the original aggregate principal amount of the Term Loan, which payments commenced June 30, 2018. The Term Loan requires the Company to make an annual mandatory prepayment of principal based upon excess cash flow (the “Excess Cash Flow”), if any. Per the Debt Agreements, when the Company makes an Excess Cash Flow payment, the payment is first applied to satisfy the future quarterly required payments in order of maturity. This amount is recorded in the current maturity of the Term Loan on the consolidated balance sheets. At December 31, 2022, borrowings under the Debt Agreements represented approximately 35% of total capital (indebtedness plus stockholders’ equity).
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
The Company’s Receivables Purchase Agreement also depends upon the Secured Overnight Financing rate ("SOFR"), as it is a component of the discount rate applicable to the agreement. If SOFR increases, the Company may not be able to rely on the Receivables Purchase Agreement, which could have a material and adverse effect upon the Company’s financial condition, results of operations and cash flows.
The replacement of the LIBOR benchmark interest rate with SOFR could increase the Company's borrowing costs.
In March 2021, the U.K.’s Financial Conduct Authority (“FCA”), a regulator of financial services firms and financial markets in the U.K., stated that it will plan for a phase out of regulatory oversight of London Inter-Bank Offered Rate (“LIBOR”) interest rates indices beginning as of December 31, 2021. In the United States, the Alternative Reference Rates Committee, a committee convened by the Federal Reserve Board and the Federal Reserve Bank of New York, recommended SOFR plus a recommended spread adjustment as LIBOR's replacement. LIBOR and SOFR have significant differences, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR being an overnight rate while LIBOR reflects term rates at different maturities.
The Company is evaluating the impact of the eventual replacement of the LIBOR benchmark interest rate with SOFR as the dominant replacement. Introduction of SOFR may also introduce additional basis risk for market participants as an alternative index is utilized along with LIBOR. There can be no guarantee that SOFR will become widely used and that alternatives may or may not be developed with additional complications. The Company is not able to predict whether the USD LIBOR will cease to be available after June 2023, whether SOFR will become a widely accepted benchmark in place of LIBOR, or what the impact the transition to SOFR may be on the Company's financial condition and results of operations.
On December 28, 2021 the Company entered into Amendment No.1 to amend the ABL Credit Agreement to make certain changes with respect to the interest rate benchmarks (the "Benchmarks") used to calculate the rate on at which interest accrues on the loans, commitments, and/or other extensions of credit under the ABL Credit Agreement. Specifically, the Amendment provides a mechanism for determining an alternative rate of interest upon the occurrence of certain events relating to the availability of LIBOR and/or other applicable Benchmarks provided for in the ABL Credit Agreement. In addition, on December 29, 2022, the Company entered into Amendment No. 1 to amend the Loan Agreement to replace the LIBOR-based interest rates with SOFR-based interest rates and to modify the provisions for determining an alternative rate of interest upon the occurrence of certain events relating to the availability of Benchmark. At this time, the Company is not able to predict the impact that the changes or other reforms relating to SOFR and the Benchmarks rates may have on its financial condition, results of operations and cash flows.

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
A portion of the Company’s long-term assets consists of goodwill recorded as a result of the Company’s acquisitions; other identifiable intangible assets, including trade names; and long-lived assets. At December 31, 2022, goodwill, net of accumulated impairment charges totaled $33.2 million; indefinite-lived intangibles assets, net of accumulated impairment charges totaled $49.6 million; finite-lived intangible assets, net of accumulated impairment charges and accumulated amortization totaled $131.1 million. The Company does not amortize goodwill but rather reviews it for impairment on an annual basis or more frequently when events or changes in circumstances indicate that its carrying value may not be recoverable. If the carrying value of a reporting unit exceeds its current fair value as determined based on the discounted future cash flows of the reporting unit or comparable market sales and earnings multiples, the goodwill or intangible asset is considered impaired and is reduced to fair value. Events and conditions that could result in impairment include a prolonged period of global economic weakness, a decline in economic conditions and/or a slow, weak economic recovery, as well as sustained declines in the price of the Company’s common stock, adverse changes in the regulatory environment, adverse changes in the market share of the Company’s products, adverse changes in interest rates, further corporate income tax reforms or other factors leading to reductions in the long-term sales or profitability that the Company expects. Determination of the fair value of a reporting unit includes developing estimates, which are highly subjective and incorporate calculations that are sensitive to minor changes in underlying assumptions. Management’s assumptions change as more information becomes available. Changes in these assumptions could result in an impairment charge in the future, which could have a significant adverse impact on the Company’s reported earnings. If the future operating performance of one or more of the Company’s operating segments does not meet expectations, the Company may be required to record a significant charge during the period in which any impairment of the Company’s goodwill or other long-term assets is determined.
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
During the years ended December 31, 2022, 2021 and 2020, Wal-Mart Stores, Inc., including Sam’s Club and, in the U.K., Asda Superstore, (“Walmart”), accounted for 19%, 18% and 20% of consolidated net sales, respectively. During the years ended December 31, 2022, 2021 and 2020, sales to Costco Wholesale Corporation (“Costco”) accounted for 13%, 12%, and 11% of consolidated net sales. During the year ended December 31, 2022, 2021 and 2020, Amazon.com Inc., (“Amazon”), accounted for 11%, 12% and 10% of consolidated net sales. Sales to Walmart, Costco and Amazon are included in the Company's U.S. and International segments. No other customers accounted for 10% or more of the Company’s sales during these periods.
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
Supply chain risks
The Company's reliance on international suppliers subject the Company to regional regulatory, man-made or natural disasters, health epidemics, political or military conflicts, economic and foreign currency exchange risk that could materially and adversely affect the Company’s operating results.
The Company sources its products from suppliers located principally in Asia, Europe and the United States, which subjects the Company to various risks, including man-made or natural disasters, adverse macroeconomic conditions (including inflation, slower growth, and recession), and foreign currency changes, all of which could create disruptions in our supply chain. Similarly, geopolitical risks, including instability resulting from civil unrest, political demonstrations, strikes and armed conflict or other crises, such as Russia’s invasion of Ukraine, and the resulting sanctions could change the global supply chain dynamics and demand. Additionally, the Company’s vendors in Asia, from whom a substantial majority of the Company’s products are sourced, are located primarily in China, which subjects the Company to regional risks including regulatory, social and other risks in addition to the risks resulting from tensions between the United States and China involving trade policies and certain regulatory actions. The Company’s ability to select and retain reliable vendors and suppliers who provide timely deliveries of quality parts and products efficiently will impact its success in meeting customer demand for timely delivery of quality products. The Company’s sourcing operations and its vendors are impacted by labor costs in China, where labor historically has been readily available at low cost relative to labor costs in North America. However, as China is experiencing rapid social, political and economic changes, labor costs have risen in some regions and labor in China may not continue to be available to the Company at costs consistent with historical levels. Changes in labor or other laws may be enacted, in China or in other countries in which the Company does business, which could have a material adverse effect on the Company’s operations and/or those of the Company’s suppliers. In addition, any indirect supply chain disruptions due to the conflict in Ukraine may further complicate existing supply chain constraints. Changes in currency exchange rates might negatively affect the Company and its overseas vendors’ profitability and business prospects. The Company does not have access to its vendors’ financial information and the Company is unable to assess its vendors’ financial condition, including their liquidity. Interruption of supplies from any of the Company’s vendors, or the loss of one or more key vendors, could have a negative effect on the Company’s business and operating results. A disruption in deliveries to or from suppliers or decreased availability of materials could have an adverse effect on our ability to meet our commitments to customers or increase our operating costs. A disruption from such third‑party suppliers, manufacturers or service providers, capacity constraints, production disruptions, price increases, quality control issues, recalls or other decreased availability of parts and products could adversely affect our ability to meet our commitments to customers and have a material adverse effect on our business, financial condition and results of operations.

The Company’s international trade activity subjects it to transportation risks.
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
Various commodities comprise the raw materials used to manufacture the Company’s products. The prices of these commodities have historically fluctuated on a cyclical basis and have often depended on a variety of factors over which the Company has no control. Additionally, labor costs represent a significant component of the Company’s supplier’s manufacturing costs and the Company’s suppliers may increase the prices they charge the Company if they experience rising labor costs. The cost of producing and distributing the Company’s products is also sensitive to energy costs, duties and tariffs. For example, freight costs increased in 2021 and continued to fluctuate in 2022. The Company is unable to determine to what extent, if any, it will be able to pass future cost increases through to its customers. The Company’s inability to come to favorable agreements with its suppliers or to pass increased costs through to the Company’s customers could materially and adversely affect its financial condition or results of operations.
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
Significant portions of the Company’s business are dependent on trade names, trademarks and patents, some of which are licensed from third parties. In 2022, sales of licensed brands accounted for approximately 14% of the Company’s gross sales. The Company’s licenses for many of these brands require it to pay royalties based on sales. Many of these license agreements are subject to termination by the licensor, if, for example, the Company fails to satisfy certain minimum sales obligations or breaches the terms of the license. The loss of significant licenses or a material increase in the royalty rates the Company pays or other new terms negotiated upon renewal of such licenses could result in a reduction of the Company’s operating margins and cash flow from operations or otherwise adversely affect its business.
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
Sales of KitchenAid branded products, to a lesser extent, also represent a material portion of the Company’s sales. The Company also holds a license to use the KitchenAid brand subject to a license agreement that will expire in December 2026. The Company originally entered into a licensing arrangement for use of the KitchenAid brand in 2000, and has renewed the license, typically for three-year periods, since that time. Although it expects to be able to renew its current KitchenAid license prior to its expiration, there is no assurance that the Company will be able to do so on reasonable terms, or at all, and any failure to do so could have a material adverse effect on the Company’s business, results of operations and financial condition.
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
Climate change, environmental, social and governance and sustainability initiatives may result in regulatory or structural industry changes that could require significant operational changes and expenditures, reduce demand for the Company’s products and adversely affect our business, financial condition, and results of operations.
Greenhouse gases may have an adverse effect on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters. Such events could have a negative effect on our business. Concern over climate change may result in new or additional legislative and regulatory requirements to reduce or mitigate the effects of climate change on the environment, which could result in future tax, transportation cost, and utility increases. Moreover, natural disasters and extreme weather conditions may impact the productivity of our facilities, the operation of our supply chain, or consumer buying patterns. Any of these risks could have a material adverse effect on our business.
Climate change, environmental, social and governance and sustainability initiatives may result in regulatory or structural industry changes that could require significant operational changes and expenditures, reduce demand for the Company’s products and adversely affect our business, financial condition, and results of operations.
Climate change, environmental, social and governance (“ESG”) and sustainability are a growing global movement. Continuing political and social attention to these issues has resulted in both existing and pending international agreements and national, regional and local legislation, regulatory measures, reporting obligations and policy changes. Also, there is increasing societal pressure in some of the areas where we operate, to limit greenhouse gas emissions as well as other global initiatives. These agreements and measures, including the Paris Climate Accord, may require, or could result in future legislation, regulatory measures or policy changes that would require operational changes, taxes, or purchases of emission credits to reduce emission of greenhouse gases from our operations, which may result in substantial capital expenditures.
Furthermore, increasing attention to climate change, ESG and sustainability has resulted in governmental investigations, and public and private litigation, which could increase our costs or otherwise adversely affect our business or results of operations. In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings may lead to increased negative investor sentiment toward us, which could have a negative impact on the price of our securities and our access to and costs of capital.
Any or all of these ESG and sustainability initiatives may result in significant operational changes and expenditures, reduced demand for our products, cause us reputational harm, and could materially adversely affect our business, financial condition, and results of operations.
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
The Company is in the process of transitioning the Company's Systems, Applications and Products and other critical systems to cloud-based technologies. As the Company transitions to cloud-based technologies, the Company may be exposed to additional cyber threats as the Company migrates from legacy systems to cloud-based solutions. The Company's increased dependence on third parties for cloud-based systems may also subject the Company to further cyber threats, such as the identified Log4J vulnerability. There can be no assurance that the Company will not suffer a material adverse effect resulting from vulnerabilities in widely deployed software used by third parties.
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
Item 1B. Unresolved Staff Comments
None

Item 2. Properties
The following table lists the principal properties at which the Company operated its business at December 31, 2022:

Location	Description	Size (square feet)	Owned/ Leased
Rialto, California (1)	West Coast warehouse and distribution facility	703,000	Leased
Robbinsville, New Jersey (1)	Principal East Coast warehouse and distribution facility	700,000	Leased
Aston, England (2)	Offices, showroom, warehouse and distribution facility	250,000	Leased
Winchendon, Massachusetts (1)	Warehouse and distribution facility, and spice packing line	175,000	Owned
Garden City, New York (3)	Corporate headquarters/main showroom	159,000	Leased
Medford, Massachusetts (1)	Offices, showroom, warehouse and distribution facility	69,000	Leased
Las Cruces, New Mexico (1)	Offices, warehouse and distribution facility	56,000	Leased
San Germán, Puerto Rico (1)	Sterling silver manufacturing facility	55,000	Leased
Oak Brook, Illinois (1)	Offices	18,000	Leased
Seattle, Washington (1)	Offices	17,500	Leased
Shanghai, China (3)	Offices	16,300	Leased
New York, New York (1)	Offices and showrooms	12,000	Leased
Atlanta, Georgia (1)	Showrooms	11,000	Leased
Guangzhou, China (3)	Offices	10,000	Leased
Bentonville, Arkansas (1)	Offices and showroom	7,000	Leased
Newtown, Pennsylvania (1)	Offices	5,900	Leased
Pawtucket, Rhode Island (1)	Offices and showroom	4,900	Leased
Menomonee Falls, Wisconsin (1)	Showroom	4,000	Leased
Kowloon, Hong Kong (3)	Offices	2,585	Leased
Tianjin, China (3)	Offices	2,400	Leased
Minneapolis, Minnesota (1)	Offices	1,956	Leased
Issaquah, Washington (1)	Offices and showroom	1,125	Leased
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
At February 28, 2023, the Company estimates that there were approximately 3,359 record holders of the Company’s common stock.
The Company is authorized to issue 100 shares of Series A Preferred stock and 2,000,000 shares of Series B Preferred stock, none of which were issued or outstanding at December 31, 2022.
For a discussion of dividends paid by the Company in 2022 and 2021, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Dividends. The Board of Directors currently intends to continue paying cash dividends for the foreseeable future, although the Board of Directors may in its discretion determine to modify or eliminate such dividends at any time.

PERFORMANCE GRAPH
The following chart compares the cumulative total return on the Company’s common stock with the Nasdaq Market Index, the Hemscott Group Index for Housewares & Accessories, the Company’s peer group, which is comprised of companies that we believe have comparable characteristics and are in the same industry or line-of-business. The comparisons in this chart are required by the SEC and are not intended to forecast or be indicative of the possible future performance of the Company’s common stock.

Date	Lifetime Brands, Inc.	Hemscott Group Index	New Peer Group	Nasdaq Market Index
12/31/2017 (1)(2)	$100.00	$100.00	$100.00	$100.00
12/31/2018	$61.62	$62.47	$95.86	$97.16
12/31/2019	$43.51	$67.74	$118.22	$132.81
12/31/2020	$97.11	$80.47	$146.61	$192.47
12/31/2021	$103.19	$85.90	$185.01	$235.15
12/31/2022	$49.78	$53.61	$125.14	$158.65
(1)The graph assumes $100 was invested as of the close of trading on December 31, 2017 and dividends were reinvested. Measurement points are at the last trading day of each of the fiscal years ended December 31, 2018, 2019, 2020, 2021 and 2022. The material in this chart is not soliciting material, is not deemed filed with the SEC and is not incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation by reference language in such filing. A list of the companies included in the Company’s Hemscott Group Index will be furnished by the Company to any stockholder upon written request to the Chief Financial Officer of the Company. Peer Group comprises Acushnet Holdings Corp., Crocs, Inc., Hamilton Beach Brands Holding Co., Helen of Troy Ltd., Lands’ End, Inc., Johnson Outdoors Inc., Movado Group, Inc., Oxford Industries, Inc., The Buckle, Inc. and Tupperware Brands Corp., Unifi, Inc., Universal Electronics Inc., Vera Bradley, Inc., YETI Holdings, Inc.
(2)The graph was prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2023. Index Data: Copyright NASDAQ OMX, Inc. Used with permission. All rights reserved.

The table below sets forth information regarding issuer purchases of equity securities:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (2)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs subsequent to end of period (2)
October 1 - October 31, 2022	—	$—	—	$15,322,269
November 1 - November 30, 2022	84,946	$7.43	84,946	$14,688,468
December 1 - December 31, 2022	139,523	$8.13	122,506	$13,679,980
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
(2)On March 14, 2022, the Company announced that its Board of Directors authorized the repurchase of up to $20.0 million of the Company’s common stock, replacing the Company's previously-authorized $10.0 million share repurchase program. The repurchase authorization permits the Company to effect the repurchases from time to time through open market purchases and privately negotiated transactions. During the three months ended December 31, 2022, the Company repurchased 207,452 shares for a total cost of $1.6 million and thereafter retired the shares.
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
ABOUT THE COMPANY
The Company designs, sources and sells branded kitchenware, tableware and other products used in the home. The Company’s product categories include two categories of products used to prepare, serve and consume foods, Kitchenware (kitchen tools and gadgets, cutlery, kitchen scales, thermometers, cutting boards, shears, cookware, pantryware, spice racks and bakeware) and Tableware (dinnerware, stemware, flatware and giftware); and one category, Home Solutions, which comprises other products used in the home (thermal beverageware, bath scales, weather and outdoor household products, food storage, neoprene travel products and home décor). In 2022, Kitchenware products and Tableware products accounted for approximately 82% of the Company’s U.S. net sales and 84% of the Company’s consolidated net sales. In 2021, Kitchenware products and Tableware products accounted for approximately 85% of the Company’s U.S. net sales and 87% of the Company’s consolidated net sales.
The Company markets several product lines within each of its product categories and under most of the Company’s brands, primarily targeting moderate price points through virtually every major level of trade. The Company believes it possesses certain competitive advantages based on its brands, its emphasis on innovation and new product development, and its sourcing capabilities. The Company owns or licenses a number of leading brands in its industry, including Farberware®, Mikasa®, KitchenAid®, Taylor®, Rabbit®, Pfaltzgraff® , BUILT NY®, Sabatier®, Fred® & Friends, Kamenstein®, and S'well®. Historically, the Company’s sales growth has come from expanding product offerings within its product categories, by developing existing brands, acquiring new brands (including complementary brands in markets outside the United States), and establishing new product categories. Key factors in the Company’s growth strategy have been the selective use and management of the Company’s brands and the Company’s ability to provide a stream of new products and designs. A significant element of this strategy is the Company’s in-house design and development teams that create new products, packaging and merchandising concepts.
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
EQUITY INVESTMENTS
The Company owns 24.7% interest in Grupo Vasconia S.A.B (“Vasconia”), an integrated manufacturer of aluminum products and one of Mexico's largest housewares companies. Shares of Vasconia's capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange. The Quotation Key is VASCONI. The Company accounts for its investment in Vasconia using the equity method of accounting and records its proportionate share of Vasconia’s net income in the Company's consolidated statements of operations. Accordingly, the Company has recorded its proportionate share of Vasconia's net income (reduced for amortization expense related to the customer relationships acquired) for the years ended December 31, 2022, 2021, and 2020 in the accompanying consolidated statements of operations. Pursuant to a Shares Subscription Agreement, the Company may designate four persons to be nominated as members of Vasconia’s Board of Directors. As of December 31, 2022, Vasconia's Board of Directors is comprised of 11 members of whom the Company has designated two members.
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
The Company recorded equity in (losses) earnings of Vasconia, net of taxes, of $(3.3) million, $1.8 million and $1.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.
SEASONALITY
The Company’s business and working capital needs are seasonal, with a majority of sales occurring in the third and fourth quarters. In 2022, 2021 and 2020, net sales for the third and fourth quarters accounted for 54%, 56% and 62% of total annual net sales, respectively. The current market conditions and shifts in both consumer and retailer purchasing patterns has impacted the seasonality of the Company's net sales compared to historical trend. In anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period. The decrease in inventory levels at December 31, 2022 compared to the prior year was a result of the Company's response to changes in retailer purchasing patterns. The Company's inventory trends may deviate from historical trends due to a change in inventory strategy to react to current market conditions impacting the Company and retailers.
Consistent with the seasonality of the Company's net sales and inventory levels, the Company also experiences seasonality in its inventory turnover and turnover days from one quarter to the next.
RESTRUCTURING
In 2022, the Company's international segment incurred $0.4 million of restructuring expenses related to severance associated with the reorganization of the International segment's workforce. The reorganization was the result of the Company’s efforts to realign the management and operating structure of the European business in response to changing market conditions. The Company expects annual savings of $2.3 million associated with the reorganization.
In 2022, the Company’s U.S. segment accrued $0.4 million related to severance associated with the reorganization of the U.S. segment’s sales management structure. The Company accrued $0.6 million of unallocated expense related to the termination payment with its Executive Chairman, Jeffrey Siegel. On November 1, 2022, the Company entered into a transition agreement with Jeffrey Siegel, which provides for termination of his employment with the Company, effective March 31, 2023. The transition agreement amends Mr. Siegel’s employment agreement which was to expire on December 31, 2022. The employment agreement provides for a one-time payment which will be paid upon the expiration of the transition agreement. The Company estimates the one-time payment to be approximately $1.4 million, of which $0.6 million was accrued as a restructuring expense in 2022. The remaining $0.8 million is expected to be recorded over the remaining employment period. The Company expects annual savings of $1.3 million due to these actions.
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
RECENT DEVELOPMENTS
The global economy is experiencing accelerated inflation, which has in part been caused by supply chain disruptions and higher consumer spending. The rise in inflation is contributing to higher prices, which may result in higher input cost for products, increased transportation and labor cost and impact consumer spending and buying patterns. Retailers have responded to the economic challenges by rightsizing inventory levels that were built up by supply chain distributions, and further reducing safety stock and weekly supply on hand. The Company has been adversely impacted by these trends in 2022 and expects that these trends may continue into 2023.
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
The uncertainty surrounding the consequences of the U.K.’s exit could adversely impact the U.K. economy, customers and investor confidence. The U.K.'s exit also could adversely impact the export of products between the U.K. and the European Union. Such uncertainty may contribute to additional market volatility, including volatility in the value of the U.K. pound and European euro, and may adversely affect the Company’s businesses, results of operations, and financial condition. Further, the United Kingdom economy has been facing unfavorable economic and market conditions, with high inflation and low consumer confidence due to uncertain geopolitical and economic outlooks. Net sales attributable to U.K. domiciled businesses were $45.7 million for the year ended December 31, 2022, and represent approximately 6% of the Company’s consolidated net sales for the period.
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
In connection with the Amendment No.1 of the Term Loan, effective December 29, 2022, the Company adopted ASU 2020-04 and 2022-06, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions to account for contract modifications, hedging relationships and other transactions that reference the London Inter-Bank Offered Rate ("LIBOR") or another reference rate that is expected to be discontinued as a result of reference rate reform. The guidance may be applied to contract modifications and hedging relationships as of any date from March 12, 2020 but no later than December 31, 2024 and should be applied on a prospective basis. The Company applied available practical expedients under Topic 848 to account for modifications, changes in critical terms, and updates to the designated hedged risks as qualifying changes have been made to applicable debt modifications as if they were not substantial. Application of these practical expedients allowed us to maintain hedge accounting for our interest rate swap contracts. The adoption did not have a material impact on the Company's consolidated financial statements.
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

RESULTS OF OPERATIONS
The results of operations below focuses on the results of the year ended December 31, 2022 compared to the year ended December 31, 2021. For a discussion of 2021 compared to 2020 refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations", in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
The following table sets forth statement of operations data of the Company as a percentage of net sales for the periods indicated below.

	Year Ended December 31,
	2022	2021	2020
Net sales	100.0%	100.0%	100.0%
Cost of sales	64.2	64.8	64.4
Gross margin	35.8	35.2	35.6
Distribution expenses	10.3	9.4	9.5
Selling, general and administrative expenses	21.3	18.1	20.3
Wallace facility remediation expense	0.7	0.1	—
Goodwill and other intangible asset impairments	—	1.7	2.6
Restructuring expenses	0.2	—	—
Income from operations	3.3	5.9	3.2
Interest expense	(2.4)	(1.8)	(2.2)
Mark to market gain (loss) on interest rate derivatives	0.3	0.1	(0.3)
Income before income taxes and equity in (losses) earnings	1.2	4.2	0.7
Income tax provision	(0.8)	(1.9)	(1.3)
Equity in (losses) earnings, net of taxes	(1.2)	0.1	0.2
Net (loss) income	(0.8)%	2.4%	(0.4)%
MANAGEMENT’S DISCUSSION AND ANALYSIS
2022 COMPARED TO 2021

Net Sales
Net sales for the year ended December 31, 2022 were $727.7 million, a decrease of $135.2 million, or 15.7%, compared to net sales of $862.9 million in 2021. In constant currency, a non-GAAP financial measure, which excludes the impact of foreign exchange fluctuations and was determined by applying 2022 average rates to 2021 local currency amounts, net sales decreased $127.7 million, or 14.9%, as compared to consolidated net sales in the corresponding period in 2021.
Net sales for the U.S. segment in 2022 were $669.2 million, a decrease of $101.4 million, or 13.2%, compared to net sales of $770.6 million in 2021.
Net sales for the U.S. segment’s Kitchenware product category in 2022 were $402.9 million, a decrease of $84.9 million, or 17.4%, compared to net sales of $487.8 million in 2021. The net sales decrease in the U.S. segment’s Kitchenware product category was driven by lower sales for kitchen tools and gadgets, cutlery and board, and bakeware products.
Net sales for the U.S. segment’s Tableware product category in 2022 were $148.8 million, a decrease of $18.4 million, or 11.0%, compared to net sales of $167.2 million for 2021. The decrease was across both tableware and flatware sales.
Net sales for the U.S. segment’s Home Solutions products category in 2022 were $117.5 million, an increase of $1.9 million, or 1.6%, compared to net sales of $115.6 million in 2021. The increase was due to hydration product sales primarily attributable to S'well products, which was acquired on March 2, 2022, and added net sales of $16.9 million, offset by a decrease in home décor sales.
The decrease in the Company's U.S. segment's net sales occurred in all distribution channels. This was attributable to inventory buildup at retailers, primarily in the first half of 2022, resulting in a slowing of replenishment orders as retailers reduced safety stock and weeks of supply. In addition, retail sales declined as consumers shifted their spending toward services and away from goods, including housewares, which surged during the pandemic lock-down period.

Net sales for the International segment in 2022 were $58.5 million, a decrease of $33.8 million, or 36.6%, compared to net sales of $92.3 million for 2021. In constant currency, a non-GAAP financial measure, which excludes the impact of foreign exchange fluctuations and was determined by applying 2022 average exchange rates to 2021 local currency amounts, net sales decreased approximately 31.1%. The decrease was due to similar factors as was experienced in the U.S. segment. However, it was further exacerbated by the impact of higher food and energy inflation in Europe. In addition, a decrease in the Company's global trading business in Asia driven by lower sales to an Australian distributor.
Gross margin
Gross margin for 2022 was $260.3 million, or 35.8%, compared to $303.3 million, or 35.2%, for the corresponding period in 2021.
Gross margin for the U.S. segment was $241.1 million, or 36.0%, for 2022, compared to $274.1 million, or 35.6%, for 2021. The decrease in gross margin for the U.S. was due to lower sales. The improvement in gross margin percentage was due to product mix and a tariff reduction on certain product categories.
Gross margin for the International segment was $19.2 million, or 32.8%, for 2022, compared to $29.2 million, or 31.6%, for 2021. The decrease in gross margin was due to lower sales. The increase in gross margin percentage was attributable to customer mix and sales price increases, partially offset by the impact of fixed overhead costs on lower sales volume in 2022.
Distribution expenses
Distribution expenses were $74.9 million for the 2022 period as compared to $80.8 million for the 2021 period. Distribution expenses as a percentage of net sales were 10.3% and 9.4% in 2022 and 2021.
Distribution expenses as a percentage of net sales for the U.S. segment were approximately 9.1% in 2022 and 8.0% in 2021. Distribution expenses in 2022 include $0.1 million for the Company's distribution operation redesign costs. As a percentage of sales shipped from the Company’s warehouses, excluding non-recurring expenses, distribution expenses were 10.1% and 8.7% for 2022 and 2021. The increase in the expenses as a percentage of sales was a result of lower shipment volume resulting in an unfavorable impact on fixed expenses, increase in storage fees due to high inventory levels through the third quarter of 2022 and higher labor rates, partially offset by lower warehouse equipment and supply expenses.
Distribution expenses as a percentage of net sales for the International segment were approximately 23.8% in 2022 and 20.3% in 2021, respectively. Distribution expenses in 2022 include $0.5 million for the Company’s relocation costs for its new warehouse distribution facility in the Netherlands. As a percentage of sales shipped from the Company’s warehouses, excluding non-recurring expenses, distribution expenses, were 21.5% and 17.4% for 2022 and 2021, respectively. The increase was primarily attributed to lower shipment volume resulting in an unfavorable impact on fixed expenses and higher warehouse supply expenses.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses for 2022 were $154.5 million, a decrease of $1.9 million, or 1.2%, as compared to $156.4 million for 2021.
SG&A expenses for 2022 for the U.S. segment were $118.2 million, an increase of $6.4 million, or 5.7%, compared to $111.8 million for 2021. As a percentage of net sales, SG&A expenses were 17.7% for 2022, compared to 14.5% for 2021. The increase in the expense was attributable to integration costs related to the S'well acquisition, bad debt expense related to significant declines in financial condition of certain customers due to sales declines and very high debt levels, and an increase in advertising expenses. This was partially offset by lower compensation expense. The increase in selling, general and administrative expense as a percentage of net sales is due to the unfavorable impact of fixed costs on lower sales volume.
SG&A expenses for 2022 for the International segment were $17.0 million, a decrease of $3.7 million, or 17.9%, compared to $20.7 million for 2021. As a percentage of net sales, SG&A expenses increased to 29.1% for 2022, compared to 22.4% for 2021. The international segment expense decreased primarily due to lower amortization expense on intangible assets as a result of the prior year impairment and a decrease in employee expenses.
Unallocated corporate expenses for 2022 were $19.3 million, compared to $23.9 million for 2021. The decrease was driven by lower incentive compensation expense and stock compensation expense, partially offset by an increase in legal and professional fees related to the S'well acquisition.

Wallace facility remediation expense
In connection with the Wallace EPA Matter (as described in NOTE 14 — COMMITMENTS AND CONTINGENCIES, the “Wallace EPA Matter”), the Company recorded an additional expense of $5.1 million in 2022, for the estimated liability for remediation cost related to the Wallace facility. In 2021, the Company recorded an initial estimate of $0.5 million, related to remedial design portion of the liability. Refer to NOTE 14 — COMMITMENTS AND CONTINGENCIES for further discussion on this matter.
Goodwill and other intangible asset impairments
Due to the current operating results for the International segment as a result of low consumer confidence in the region, impairment indicators were identified for the International asset group. The Company tested the recoverability of the asset group, concluding it was not recoverable and performed an analysis of the fair value of the international long-lived assets. The Company tested the International segment's long-lived assets for impairment and concluded that the fair value exceeded the carrying value of the long-lived assets, concluding no impairment as of December 31, 2022.
In the fourth quarter of 2021, due to lower than expected operating results for the International segment caused by continuing impacts of COVID-19 and the exit of the U.K. from the European Union, impairment indicators were identified for the International asset group. The Company tested the recoverability of the asset group, concluding it was not recoverable and performed an analysis of the fair value of the international long-lived assets. For the finite-lived intangible assets, the Company performed discounted cash flow analysis and recorded an impairment of $14.8 million within the International segment.
Restructuring expenses
In 2022, the Company's international segment incurred $0.4 million of restructuring expenses related to severance associated with the reorganization of the International segment's workforce. The reorganization was the result of the Company’s efforts to realign the management and operating structure of the European business in response to changing market conditions. The Company expects annual savings of $2.3 million associated with the reorganization.
In 2022, the Company’s U.S. segment accrued $0.4 million related to severance associated with the reorganization of the U.S. segment’s sales management structure. The Company accrued $0.6 million of unallocated expense related to the termination payment with its Executive Chairman, Jeffrey Siegel. On November 1, 2022, the Company entered into a transition agreement with Jeffrey Siegel, which provides for termination of his employment with the Company, effective March 31, 2023. The transition agreement amends Mr. Siegel’s employment agreement which was to expire on December 31, 2022. The employment agreement provides for a one-time payment which will be paid upon the expiration of the transition agreement. The Company estimates the one-time payment to be approximately $1.4 million, of which $0.6 million was accrued as a restructuring expense in 2022. The remaining $0.8 million is expected to be recorded over the remaining employment period. The Company expects annual savings of $1.3 million due to these actions.
Interest expense
Interest expense for 2022 was $17.2 million, compared to $15.5 million for 2021. The increase was a result of higher interest rates on outstanding borrowings in the current period.
Mark to market gain (loss) on interest rate derivatives
Mark to market gain on interest rate derivatives was $2.0 million for the year ended December 31, 2022, as compared to a mark to market gain on interest rate derivatives of $1.1 million for the year ended December 31, 2021. The mark to market amount represents the change in the fair value on the Company's interest rate derivatives that have not been designated as hedging instruments. These derivatives were entered into for purposes of locking-in a fixed interest rate on the Company's variable interest rate debt. The increase in gain was a result of increases in interest rates during 2022. As of December 31, 2022, the intent of the Company is to hold these derivative contracts until their maturity.
Income tax provision
The income tax provision was $5.7 million in 2022 and $16.5 million in 2021. The Company’s effective tax rate for 2022 was 63.4%, compared to 45.5% for 2021. The effective tax rate in 2022 and 2021 was driven primarily by state and local tax expenses, nondeductible expenses, and foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance.

Equity in (losses) earnings
The Company’s equity in earnings, net of tax, for 2022 and 2021 are as follows:

	Year Ended December 31,
	2022	2021
	(in thousands)
Vasconia equity in earnings, net of taxes	$(3,300)	$1,769
Net loss on dilution in Vasconia ownership	—	(297)
Net loss on partial sale of Vasconia ownership, net of taxes	—	(510)
Impairment on investment in Vasconia	(6,167)	—
Equity in earnings (losses), net of taxes	$(9,467)	$962
Vasconia reported loss from operations for 2022 of $1.6 million, as compared to income of $15.5 million for 2021 and reported net loss of $13.2 million in 2022 and net income of $7.0 million in 2021. The decrease in income from operations was primarily attributable to Vasconia’s aluminum division as a result of increases in the price of commodities.
The effect of the translation of the Company’s investment, as well as the translation of Vasconia’s balance sheet, resulted in a decrease of the investment of $0.3 million during the year ended December 31, 2022 and an increase of the investment of $1.0 million during the year ended December 31, 2021.
During the year ended December 31, 2022, the Company recorded an impairment charge of $6.2 million to reduce the carrying value of the Company's investment in Vasconia to its fair value. The decline in the fair value was determined to be other than temporary due to the decline in the quoted stock price and the decline in the operating results of Vasconia.
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
As it relates to the goodwill assessment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment testing described in the FASB's ASU Topic 350, Intangibles – Goodwill and Other. If, after assessing qualitative factors, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative test is unnecessary and the Company’s goodwill is not considered to be impaired. However, if based on the Company’s qualitative assessment it concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or if the Company elects to bypass the qualitative assessment, the Company will proceed with performing the quantitative impairment test.
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
The Company performed its annual impairment assessment of its U.S. reporting unit as of October 1, 2022 by comparing the fair value of the reporting unit with its carrying value. The Company performed the analysis using a discounted cash flow and market multiple method. As of October 1, 2022, the fair value of the U.S. reporting unit exceeded the carrying value of goodwill by 10%.
The Company completed the quantitative impairment analysis for its indefinite-lived assets as of October 1, 2022, by comparing the fair value of the indefinite-lived trade names to their respective carrying value using a relief from royalty method. As of October 1, 2022, the fair value of the Company’s indefinite-lived trade names exceeded their respective carrying values by 12%.
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

LIQUIDITY AND CAPITAL RESOURCES
The Company’s principal sources of funds consists of cash provided by operating activities, borrowings available under its revolving credit facility and from time-to-time working capital reductions. The Company’s primary uses of funds consist of payments of principal and interest on its debt, working capital requirements, capital expenditures and dividends, From time-to-time uses also include acquisitions and repurchases of its common stock.
At December 31, 2022 and 2021, the Company had cash and cash equivalents of $23.6 million and $28.0 million, respectively, and working capital of $270.4 million at December 31, 2022, compared to $270.8 million at December 31, 2021. The current ratio (current assets to current liabilities) was 3.1 to 1.0 at December 31, 2022, compared to 2.3 to 1.0 at December 31, 2021. The increase in the current ratio was primarily due to operating cash flow used to reduce current obligations.
At December 31, 2022, borrowings under the Company’s ABL Agreement were $10.4 million and $245.9 million was outstanding under the Term Loan. At December 31, 2021, borrowings under the Company’s ABL Agreement were nil and $252.1 million was outstanding under the Term Loan. Liquidity, which includes cash and cash equivalents and availability under the ABL Agreement, was approximately $199.8 million at December 31, 2022.
Inventory, a large component of the Company’s working capital, is expected to fluctuate from period to period, with inventory levels higher primarily in the June through October time period. The decrease in inventory levels at December 31, 2022 compared to the prior year was a result of the Company's response to changes in retailer purchasing patterns. The Company also expects inventory turnover to fluctuate from period to period based on product and customer mix. Certain product categories have lower inventory turnover rates as a result of minimum order quantities from the Company’s vendors or customer replenishment needs. Certain other product categories experience higher inventory turns due to lower minimum order quantities or trending sale demands. For the three months ended December 31, 2022 inventory turnover was 2.1 times, or 170 days, as compared to 2.5 times, or 145 days, for the three months ended December 31, 2021. Inventory turns have slowed due to macroeconomic challenges that companies across industries and retailers in particular faced. Inflation has led to weaker end market demand.
In connection with the Wallace EPA Matter, the Company expects it will be required to provide financial assurance of $5.6 million in the next 12 months, which it expects to provide in the form of a letter of credit. This would reduce availability under the revolving credit facility by the same amount.
The Company believes that availability under the revolving credit facility under its ABL Agreement and cash flows from operations are sufficient to fund the Company’s operations for the next 12 months. However, if circumstances were to adversely change, the Company may seek alternative sources of liquidity including debt and/or equity financing. However, there can be no assurance that any such alternative sources would be available or sufficient.
The Company closely monitors the creditworthiness of its customers. Based upon its evaluation of changes in customers’ creditworthiness, the Company may modify credit limits and/or terms of sale. However, notwithstanding the Company’s efforts to monitor its customers’ financial condition, the Company could be materially affected by future changes in these conditions.
Credit Facilities
On August 26, 2022, the Company entered into Amendment No. 2 (the “Amendment”) to the ABL Agreement among the Company, as a Borrower, certain subsidiaries of the Company, as Borrowers and/or Loan Parties, JPMorgan Chase Bank, N.A., as Administrative Agent and a Lender, HSBC Bank USA, National Association and Wells Fargo Bank, National Association, as Co-Documentation Agents and Lenders, and Manufacturers and Traders Trust Company. The ABL Agreement provides for a senior secured asset-based revolving credit facility in the maximum aggregate principal amount of $200.0 million, which facility will mature on August 26, 2027 (subject to an earlier springing maturity date that is 90 days prior to the Term Loan maturity date of February 28, 2025 if the Company’s Term Loan has not been repaid or refinanced by such date).
The Term Loan provides for a senior secured term loan credit facility in the original principal amount of $275.0 million, which matures on February 28, 2025. On December 29, 2022, the Company entered into Amendment No. 1 to the Term Loan, which replaces the LIBOR-based interest rates with SOFR-based interest rates and modifies the provisions for determining the alternative rate of interest upon the occurrence of certain events relating to the availability of interest rate benchmarks. The Term Loan requires the Company to make an annual prepayment of principal based upon a percentage of the Company's excess cash flow (“Excess Cash Flow”), if any. The percentage applied to the Company’s excess cash flow is based on the Company’s Total Net Leverage Ratio (as defined in the Debt Agreements). When an Excess Cash Flow payment is required, each lender has the option to decline a portion or all of the prepayment amount payable to it. An estimate of the amount of the Excess Cash Flow payment is recorded in current maturity of term loan on the consolidated balance sheets. Additionally, the Term Loan requires quarterly payments, which commenced on June 30, 2018, of principal equal to 0.25%, of the original aggregate principal amount of the Term Loan facility, which payments are to be adjusted from time to time to account for prepayments made. Per the Term Loan, when the Company makes an Excess Cash

Flow payment, the payment is first applied to satisfy the next eight scheduled future quarterly required payments of the Term Loan in order of maturity and then to the remaining scheduled installments on a pro rata basis. The quarterly principal payments have been satisfied through maturity of the Term Loan by the annual Excess Cash Flow payments made to date.
The maximum borrowing amount under the ABL Agreement may be increased to up to $250.0 million if certain conditions are met but limited to $220.0 million pursuant to the Term Loan. One or more tranches of additional term loans (the “Incremental Term Facilities”) may be added under the Term Loan if certain conditions are met. The Incremental Facilities may not exceed the sum of (i) $50.0 million plus (ii) an unlimited amount so long as, in the case of (ii) only, the Company’s secured net leverage ratio, as defined in and computed on a pro forma basis pursuant to the Term Loan, after giving effect to such increase, is no greater than 3.75 to 1.00, subject to certain limitations and for the period defined pursuant to the Term Loan but not to mature earlier than the maturity date of the then existing term loans.
As of December 31, 2022 and 2021, the total availability under the ABL Agreement were as follows (in thousands):

	December 31, 2022	December 31, 2021
Maximum aggregate principal allowed	$189,411	$150,000
Outstanding borrowings under the ABL Agreement	(10,424)	—
Standby letters of credit	(2,765)	(3,659)
Total availability under the ABL agreement	$176,222	$146,341
Availability under the ABL Agreement is limited to the lesser of the $200.0 million commitment thereunder and the borrowing base and therefore depends on the valuation of certain current assets comprising the borrowing base. The borrowing capacity under the ABL Agreement will depend, in part, on eligible levels of accounts receivable and inventory that fluctuate regularly. Due to the seasonality of the Company’s business, this mean that the Company may have greater borrowing availability during the third and fourth quarters of each year. Consequently, the $200.0 million commitment thereunder may not represent actual borrowing capacity.
The current and non-current portions of the Company’s Term Loan facility included in the consolidated balance sheets are presented as follows (in thousands):

	December 31, 2022	December 31, 2021
Current portion of Term Loan facility:
Estimated Excess Cash Flow principal payment	$—	$7,200
Estimated unamortized debt issuance costs	—	(1,429)
Total Current portion of Term Loan facility	$—	$5,771

Non-current portion of Term Loan facility:
Term Loan facility, net of current portion	$245,911	$244,927
Estimated unamortized debt issuance costs	(3,054)	(3,054)
Total Non-current portion of Term Loan facility	$242,857	$241,873
As of December 31, 2022, there is no Excess Cash Flow Payment due for 2023. The 2022 Excess Cash Flow payment, paid on March 30, 2022, totaled $6.2 million. The Excess Cash Flow payment differs from the estimated amount at December 31, 2021 of $7.2 million as certain lenders opted to decline their payments per the terms of the Term Loan.
The Company’s payment obligations under its Debt Agreements are unconditionally guaranteed by its existing and future U.S. subsidiaries, with certain minor exceptions. Certain payment obligations under the ABL Agreement are also direct obligations of its foreign subsidiary borrowers designated as such under the ABL Agreement and, subject to limitations on such guaranty, are guaranteed by the foreign subsidiary borrowers, as well as by the Company. The obligations of the foreign subsidiary borrowers under the ABL Agreement are secured by security interests in substantially all of the assets of, and stock in, such foreign subsidiary borrowers, subject to certain limitations. The obligations of the Company under the Debt Agreements and any hedging arrangements and cash management services and the guarantees by its domestic subsidiaries in respect of those obligations are secured by security interests in substantially all of the assets and stock (but in the case of foreign subsidiaries, limited to 65% of the capital stock in first-tier foreign subsidiaries and not including the stock of subsidiaries of such first-tier foreign subsidiaries) owned by the Company and the U.S. subsidiary guarantors, subject to certain exceptions. Such security interests consists of (1) a first-priority lien, subject to certain permitted liens, with respect to certain assets of the Company and certain of its subsidiaries (the “ABL Collateral”) pledged as collateral in favor of lenders under the ABL Agreement and a second-priority lien in the ABL Collateral in favor of the lenders under the Term Loan and (2) a first-priority lien, subject to certain permitted liens, with respect to certain assets of the Company and certain of its subsidiaries (the “Term Loan Collateral”) pledged as collateral in favor of lenders under the Term Loan and a second-priority lien in the Term Loan Collateral in favor of the lenders under the ABL Agreement.
Borrowings under the revolving credit facility bear interest, at the Company’s option, at one of the following rates: (i) an alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.5% or one-month Adjusted Term SOFR plus 1.0% as of a specified date in advance of the determination, but in each case not less than 1.0%, plus a margin of 0.25% to 0.5%, or (ii) Adjusted Term SOFR, which is the Term SOFR Rate for the selected 1, 3 or 6 month interest period plus 0.10% (or Euro Interbank Offered Rate “EURIBOR” for borrowings denominated in Euro; or Sterling Overnight Index Average “SONIA” for borrowings denominated in Pounds Sterling), but in each case not less than zero, plus a margin of 1.25% to 1.50%. The respective margins are based upon average quarterly availability, as defined in and computed pursuant to the ABL Agreement. In addition, the Company pays a commitment fee of 0.20% to 0.25% per annum based on the average daily unused portion of the aggregate commitment under the ABL Agreement. The interest rate on outstanding borrowings under the ABL Agreement at December 31, 2022 was 3.43%. In addition, the Company paid a commitment fee of 0.25% to 0.375% on the unused portion of the ABL Agreement during the year ended December 31, 2022.
The Term Loan facility bears interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of (x) the prime rate, (y) a federal funds and overnight bank funding based rate plus 0.50% or (z) one-month Adjusted Term SOFR, but not less than 1.0% plus 1.0%, plus a margin of 2.5% or (ii) SOFR for the applicable interest period, multiplied by any statutory reserve rate, but not less than 1.0%, plus a margin of 3.5%. The interest rate on outstanding borrowings under the Term Loan at December 31, 2022 was 7.9%.
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
The Company was in compliance with the covenants of the Debt Agreements at December 31, 2022.
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

The following is a reconciliation of net income (loss) as reported to adjusted EBITDA for the years ended December 31, 2022 and 2021 and each fiscal quarter of 2022 and 2021:

	Three Months Ended				Year Ended
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022	December 31, 2022
			(in thousands)
Net income (loss) as reported	$380	$(3,460)	(6,358)	$3,272	$(6,166)
Undistributed equity (earnings) losses, net	(416)	(334)	8,159	2,058	9,467
Income tax provision (benefit)	1,673	(98)	1,845	2,308	5,728
Interest expense	3,767	3,732	4,581	5,125	17,205
Depreciation and amortization	4,899	5,038	4,598	5,001	19,536
Mark to market (gain) loss on interest rate derivatives	(1,049)	(304)	(637)	19	(1,971)
Stock compensation expense	1,174	1,365	1,026	281	3,846
Acquisition related expenses	1,119	75	109	170	1,473
Restructuring expenses	—	—	—	1,420	1,420
Warehouse relocation and redesign expenses(1)	497	73	59	—	629
S'well integration costs(2)	781	864	250	—	1,895
Wallace facility remediation expense	—	—	5,140	—	5,140
Adjusted EBITDA, before limitation	$12,825	$6,951	$18,772	$19,654	$58,202
Pro forma projected synergies adjustment(3)					3,590
Pro forma adjusted EBITDA, before limitation(5)					61,792
Permitted non-recurring charge limitation (4)					(3,589)
Pro forma Adjusted EBITDA(5)	$12,825	$6,951	$18,772	$19,654	$58,203
(1) For the year ended December 31, 2022, the warehouse relocation and redesign expenses included $0.5 million of expenses related to the International segment and $0.1 million of expenses related to the U.S. segment.
(2) For the year ended December 31, 2022, S'well integration costs included $0.5 million of expenses related to inventory step up adjustment in connection with S'well acquisition.
(3) Pro forma projected synergies represents the projected cost savings of $2.3 million associated with the reorganization of the International segment’s workforce, $0.9 million associated with the retirement of the Executive Chairman, and $0.4 million associated with reorganization of the U.S. segment’s sales management structure.
(4) Permitted non-recurring charges include restructuring expenses, integration charges, Wallace facility remediation expense, and warehouse relocation and redesign expenses. These are permitted exclusions from the Company’s adjusted EBITDA, subject to limitations, pursuant to the Company’s Debt Agreements.
(5) Adjusted EBITDA is a non-GAAP financial measure which is defined in the Company’s debt agreements. Adjusted EBITDA is defined as net income (loss), adjusted to exclude undistributed equity in (earnings) losses, income tax provision (benefit), interest expense, depreciation and amortization, mark to market (gain) loss on interest rate derivatives, stock compensation expense, and other items detailed in the table above that are consistent with exclusions permitted by our debt agreements.

	Three Months Ended				Year Ended
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021	December 31, 2021
			(in thousands)
Net income (loss) as reported	$3,067	$5,789	$12,571	$(626)	$20,801
Undistributed equity losses (earnings), net	247	(393)	(195)	(466)	(807)
Income tax provision	2,416	1,832	5,589	6,704	16,541
Interest expense	4,014	3,819	3,835	3,856	15,524
Depreciation and amortization	5,958	5,765	5,837	4,960	22,520
Mark to market gain on interest rate derivatives	(498)	(46)	(120)	(398)	(1,062)
Intangible asset impairments	—	—	—	14,760	14,760
Stock compensation expense	1,444	1,328	1,201	1,244	5,217
Acquisition related expenses	182	72	41	378	673
Warehouse relocation expenses (1)	—	—	—	450	450
Wallace facility remediation expense	—	—	500	—	500
Adjusted EBITDA(2)	$16,830	$18,166	$29,259	$30,862	$95,117
(1) Warehouse relocation expenses included $0.1 million of expenses related to the International segment and $0.3 million of expenses related to the U.S. segment.
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
Capital expenditures
Capital expenditures for the year ended December 31, 2022 were $3.0 million.
Derivatives
Interest Rate Swap Agreements
The Company's net total outstanding notional value of interest rate swaps was $50 million at December 31, 2022.
The Company designated a portion of these interest rate swaps as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. The hedge periods of these agreements commenced in April 2018 and expire in March 2023. The original notional values are reduced over these periods. The aggregate notional value was $25.0 million at December 31, 2022.
In June 2019, the Company entered into additional interest rate swap agreements, with an aggregate notional value of $25.0 million at December 31, 2022. These non-designated interest rate swaps serve as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings and expire in February 2025.
Foreign Exchange Contracts
The Company is a party from time to time to certain foreign exchange contracts, primarily to offset the earnings impact related to fluctuations in foreign currency exchange rates associated with inventory purchases denominated in foreign currencies. Fluctuations in the value of certain foreign currencies as compared to the USD may positively or negatively affect the Company’s revenues, gross margins, operating expenses, and retained earnings, all of which are expressed in USD. Where the Company deems it prudent, the Company engages in hedging programs using foreign currency forward contracts aimed at limiting the impact of foreign currency exchange rate fluctuations on earnings. The Company purchases foreign currency forward contracts with terms less than 18 months to protect against currency exchange risks associated with the payment of merchandise purchases to foreign suppliers. The Company does not hedge the translation of foreign currency profits into USD, as the Company regards this as an accounting exposure rather than an economic exposure. The aggregate gross notional values of foreign exchange contracts at December 31, 2022 and 2021 was $6.3 million and $22.6 million, respectively.
The Company is exposed to market risks, as well as changes in foreign currency exchange rates, as measured against the USD and each other, and changes to credit risk of derivative counterparties. The Company attempts to minimize these risks by primarily using foreign currency forward contracts and by maintaining counterparty credit limits. These hedging activities provide only limited protection against currency exchange and credit risk. Factors that could influence the effectiveness of the Company’s hedging programs include currency markets and availability of hedging instruments and liquidity of the credit markets. All foreign currency forward contracts that the Company enters into are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure. The Company does not enter into such contracts for speculative purposes and, as of December 31, 2022, the Company does not have any foreign currency forward contract derivatives that are not designated as hedges. These foreign exchange contracts have been designated as hedges in to order to apply hedge accounting.
Dividends
Dividends were declared in 2022 and 2021 as follows:

Dividend per share	Date declared	Date of record	Payment date
$0.0425	March 9, 2021	May 3, 2021	May 17, 2021
$0.0425	June 24, 2021	August 2, 2021	August 16, 2021
$0.0425	August 3, 2021	November 1, 2021	November 15, 2021
$0.0425	November 2, 2021	January 31, 2022	February 14, 2022
$0.0425	March 8, 2022	May 2, 2022	May 16, 2022
$0.0425	June 23, 2022	August 1, 2022	August 15, 2022
$0.0425	August 2, 2022	November 1, 2022	November 15, 2022
$0.0425	November 1, 2022	February 1, 2023	February 15, 2023
On March 8, 2023, the Board of Directors declared a quarterly dividend of $0.0425 per share payable on May 15, 2023 to shareholders of record on May 1, 2023.
Cash provided by operating activities
Net cash provided by operating activities was $24.3 million in 2022, compared to $37.0 million in 2021. The decrease from 2022 compared to 2021 was attributable to lower net income generated in 2022 compared to 2021 and timing of payments for accounts payable and accrued expenses, offset by a decrease in inventory investment and the timing of collections related to the Company's accounts receivable.
Cash used in investing activities
Net cash used in investing activities was $20.9 million in 2022, compared to $1.1 million in 2021. The change from 2022 compared to 2021 was attributable to the cash consideration of $18.0 million paid for the acquisition of S'well.
Cash used in financing activities
Net cash used in financing activities was $7.6 million in 2022 compared to $44.0 million in 2021. The change from 2022 compared to 2021 was attributable to proceeds from the Company's revolving credit facility under its ABL Agreement in the 2022 period, compared to repayments in the 2021 period, and lower Excess Cash Flow principal payment on the term loan for the 2022 period compared to the 2021 period. This was partially offset by payments for stock repurchases in the 2022 period.
MATERIAL CASH REQUIREMENTS
The Company’s material cash requirements include the following:
Debt
As of December 31, 2022, the Company had outstanding Term Loan facility, which matures on February 28, 2025, for an aggregate principal amount of $245.9 million, with no amounts due within 12 months. Future interest obligations associated with debt and interest rate swaps total $40.7 million, with $18.8 million payable within 12 months. The future interest obligations are estimated by assuming the amounts outstanding under the Company's debt agreements and the interest rates as of December 31, 2022 remain consistent to the end of the debt agreements. Actual amounts borrowed and interest rates may vary over time.
Leases
The Company has operating leases for corporate offices, distribution facilities, manufacturing plants, and certain vehicles. As of December 31, 2022, the Company had fixed lease payment obligations of $109.7 million, with $19.1 million payable within 12 months. On January 20, 2023, the Company entered into the third amendment to the existing Medford operating lease. The amendment will reduce the leased square footage, reduce rent payments beginning in the second quarter of 2023, and extend the lease term from December 2027 to December 2030. This will increase the total lease payment obligation of approximately $2.0 million.

Royalties
The Company has license agreements that require the payment of royalties on sales of licensed products which expire through 2048. As of December 31, 2022, the estimated minimum royalties payable under these agreements amounted to $35.1 million, with $8.1 million payable within 12 months.
Post-retirement benefit
The Company assumed retirement benefit obligations, which are paid to certain former executives of a business acquired in 2006. As of December 31, 2022, the estimated discounted obligations under the agreements with the former executives amounted to $5.7 million, with $0.5 million payable within 12 months.
Termination payment
The Company entered into a transition agreement with its Executive Chairman, Jeffrey Siegel, which terminates his employment with the Company, effective March 31, 2023. The Company estimates the one-time payment to be approximately $1.4 million, which is payable upon his retirement on March 31, 2023.
Wallace EPA Matter
In connection with the Wallace EPA Matter, the Company expects it will be required to provide financial assurance of $5.6 million in the next 12 months, which it expects to provide in the form of a letter of credit. This would reduce availability under the revolving credit facility by the same amount.
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
The Company’s functional currency is the U.S. dollar. The Company has foreign operations through its acquisitions, investments and strategic alliances in the U.K., Mexico, Canada, Hong Kong and China; therefore, the Company is subject to increases and decreases in its investments resulting from the impact of fluctuations in foreign currency exchange rates. Additional transactions exposing the Company to exchange rate risk include sales, certain inventory purchases and operating expenses. Through its subsidiaries, portions of the Company’s cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies. For the year ended December 31, 2022, approximately 8% of the Company’s net sales revenue was in foreign currencies, compared to 9% for the year ended December 31, 2021. These sales were primarily denominated in U.K. pounds, Euros and Canadian dollars. The Company makes most of its inventory purchases from Asia and uses the U.S. dollar for such purchases. In the Company’s consolidated statements of operations, foreign exchange gains and losses are recognized in SG&A expense. A hypothetical 10% change in exchange rates, with the U.S. dollar as the functional and reporting currency, would result in an increase of approximately $0.9 million in SG&A expenses.
The Company is a party from time to time to certain foreign exchange contracts, primarily to offset the earnings impact related to fluctuations in foreign currency exchange rates associated with inventory purchases denominated in foreign currencies. Fluctuations in the value of certain foreign currencies as compared to the USD may positively or negatively affect the Company’s revenues, gross margins, operating expenses, and retained earnings, all of which are expressed in USD. Where the Company deems it prudent, the Company engages in hedging programs using foreign currency forward contracts aimed at limiting the impact of foreign currency exchange rate fluctuations on earnings. The Company purchases foreign currency forward contracts with terms less than 18 months to protect against currency exchange risks associated with the payment of merchandise purchases to foreign suppliers. The Company does not hedge the translation of foreign currency profits into USD, as the Company regards this as an accounting exposure rather than an economic exposure. The aggregate gross notional values of foreign exchange contracts at December 31, 2022 and 2021 was $6.3 million and $22.6 million, respectively.
The Company’s ABL Agreement and Term Loan bear interest at variable rates. The Credit Agreement provides for interest rates linked to one of the SOFR, the Prime Rate or the Federal Funds Rate; therefore, the Company is subject to increases and decreases in interest expense resulting from fluctuations in interest rates. The Company entered into interest rate swap agreement in April 2018 to manage interest rate exposure in connection with its variable interest rate borrowings with an aggregate notional value of $25.0 million at December 31, 2022. In June 2019, the Company entered into additional interest rate swap agreements, with an aggregate notional value of $25.0 million at December 31, 2022. As of December 31, 2022, approximately $206.3 million of the Company’s debt carries a variable rate of interest, as compared to $177.1 million at December 31, 2021. The remainder of the debt at December 31, 2022

(approximately $50.0 million) carries a fixed rate of interest through the use of interest rate swaps. A hypothetical and instantaneous 100 basis point increase in the Company’s variable interest rates would increase interest expense by approximately $2.6 million over a twelve month period. The sensitivity analysis above assumes interest rate changes are instantaneous and parallel shifts in the yield curve occur.
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
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 31, 2022, that the Company’s controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2022. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
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
Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 using the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2022 was effective.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Lifetime Brands, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Lifetime Brands, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Lifetime Brands, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2022 consolidated financial statements of the Company and our report dated March 9, 2023 expressed an unqualified opinion thereon.
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
March 9, 2023

Item 9B. Other Information
The information set forth below is included herein, by our option, for the purpose of providing disclosure under “Item 5.02 – Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of Form 8-K.
On March 8, 2023, the Company entered into amendments (each, an “Employment Agreement Amendment”) to the existing effective employment agreements between the Company and each of Robert B. Kay, Laurence Winoker, and Daniel Siegel.
The Employment Agreement Amendment for Robert B. Kay increases his base salary from $900,000 to $1,000,000, effective March 2, 2023.
The Employment Agreement Amendment for Daniel Siegel, increases his base salary from $650,000 to $663,000, effective January 1, 2023.
The Employment Agreement Amendment for Laurence Winoker, increases his base salary from $425,000 to $446,250, effective January 1, 2023.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Items 10, 11, 12, 13 and 14
The information required under these items is contained in the Company’s 2023 Proxy Statement, which will be filed with the SEC within 120 days after the close of the Company’s fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.
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

10.2
Fourth Amended and Restated Employment Agreement, dated as of June 27, 2019, between the Company and Jeffrey Siegel (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 28, 2019)*

10.3
First Amendment to the Fourth Amended and Restated Employment Agreement, dated as of October 11, 2019, between the Company and Jeffrey Siegel (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed October 15, 2019)*

10.4
Transition Agreement, dated as of November 1, 2022, by and among the Company and Jeffrey Siegel (incorporated by reference to Exhibit 10.3 to the Company's quarter report on Form 10-Q for the quarter ended September 30, 2022).

10.5
Letter Agreement Amending and Supplementing Employment Agreement between Lifetime Brands, Inc. and Daniel Siegel, effective April 13, 2020 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020)

10.6
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

10.8	Amended and Restated 2000 Long-Term Incentive Plan, dated June 28, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 29, 2018)*

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

10.12
Amended and Restated 2000 Incentive Bonus Compensation Plan, effective as of June 25, 2020 (filed as Appendix B to the Registrant's Definitive Proxy Statement on Schedule 14A, filed on April 29, 2020 and incorporated by reference herein)

10.13
Amended and Restated 2000 Incentive Bonus Compensation Plan, effective as of June 23, 2022 (filed as Appendix B to the Registrant's Definitive Proxy Statement on Schedule 14A, filed on April 28, 2022 and incorporated by reference herein)

10.14
Amended and Restated Employment Agreement, dated September 10, 2015, between the Company and Laurence Winoker (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 16, 2015)*

10.15
Amendment to the Amended and Restated Employment Agreement, dated November 8, 2017, between the Company and Laurence Winoker (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)*

10.16
Letter Agreement Amending and Supplementing Employment Agreement between Lifetime Brands, Inc. and Laurence Winoker, effective April 13, 2020 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020)

10.17
Third Amendment to the Amended and Restated Employment Agreement, dated as of August 1, 2022, between the Company and Laurence Winoker (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2022)

10.18	Fourth Amendment to the Amended and Restated Employment Agreement, dated as of March 8, 2023, by and between the Company. and Laurence Winoker.

10.19
Shares Subscription Agreement by and among the Company, Ekco, S.A.B. and Mr. José Ramón Elizondo Anaya and Mr. Miguel Ángel Huerta Pando, dated as of June 8, 2007 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed June 11, 2007)

10.20
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

10.22
Employment Agreement, dated as of November 8, 2017, between the Company and Daniel Siegel (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)*

10.23
Amendment to the Employment Agreement, dated as of October 11, 2019, between the Company and Daniel Siegel (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed October 15, 2019)*

10.24
Letter Agreement Amending and Supplementing Employment Agreement between Lifetime Brands, Inc. and Daniel Siegel, effective April 13, 2020 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020)

10.25
Second Amendment, dated February 1, 2021, to the Employment Agreement, dated as of November 8, 2017, by and between Lifetime Brands, Inc. and Daniel Siegel (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed February 1, 2021)

10.26	Third Amendment, dated March 8, 2023, to the Employment Agreement, dated as of November 8, 2017, by and between Lifetime Brands, Inc. and Daniel Siegel.

10.27	Form of Amended and Restated Director’s and Officer’s Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 28, 2016)

10.28
Receivables Purchase Agreement, dated as of September 30, 2016 by and among the Company, as a Seller and as a Seller Agent and initial Servicer, for itself and each of its subsidiaries thereto as a Seller, and HSBC Bank USA, National Association, as Purchaser (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 4, 2016)

10.29
Lease Agreement (Single Tenant Facility), dated as of February 14, 2017 between Baseline Opportunity LLC and Lifetime Brands Inc. for property located at 1221 North Alder Avenue, Rialto, California (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)

10.30
Voting Agreement, dated as of December 22, 2017, by and among Taylor Parent, LLC, and Jeffrey Siegel, Ronald Shiftan, Daniel Siegel and Clifford Siegel (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 29, 2017)

10.31
Employment Agreement, dated as of December 22, 2017, between the Company and Robert B. Kay (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 29, 2017)*

10.32
Amendment to the Employment Agreement, dated as of October 11, 2019, between the Company and Robert B. Kay (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 15, 2019)*

10.33
Letter Agreement Amending and Supplementing Employment Agreement between Lifetime Brands, Inc. and Robert B. Kay, effective April 13, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020)

10.34
Second Amendment, dated February 1, 2021, to the Employment Agreement, dated as of December 22, 2017, by and between Lifetime Brands, Inc. and Robert Kay (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 1, 2021)

10.35	Third Amendment, dated March 8, 2023, to the Employment Agreement, dated as of December 22, 2017, by and between Lifetime Brands, Inc. and Robert Kay.

10.36
Stockholders Agreement, dated as of March 2, 2018, between the Company and Taylor Parent, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 6, 2018)

10.37
Amendment to Stockholders Agreement, dated as of October 11, 2019, between the Company and Taylor Parent, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 15, 2019)

10.38
Letter Agreement and Joinder, dated as of November 9, 2018, by and among the Company, Taylor Parent, LLC and Centre Capital Investors V, LP. (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed November 15, 2018)

10.39
Credit Agreement, dated as of March 2, 2018, by and among the Company, the other Borrowers from time to time party thereto, the other Loan Parties from time to time party thereto, the Lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed March 6, 2018)

10.40
Amendment No. 1, dated as of December 28, 2021, by and among the Company, the other Loan Parties party thereto (as defined therein), and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.01 to the Company's Current Report on Form 8-K filed December 29, 2021)

10.41
Amendment No. 2, dated as of August 26, 2022, by and among the Company, the other Loan Parties party thereto (as defined therein), and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.01 to the Company's Current Report on Form 8-K filed August 29, 2022)

10.42
Loan Agreement, dated as of March 2, 2018, by and among the Company, the other Loan Parties from time to time party thereto, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Golub Capital LLC, as Syndication Agent. (incorporated by reference to Exhibit 10.03 to the Company’s Current Report on Form 8-K filed March 6, 2018)

10.43
Amendment No. 1, dated as of December 29, 2022, by and among the Company, the other Loan Parties from time to time party thereto, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Golub Capital LLC, as Syndication Agent. (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed January 3, 2023)

10.44
Amendment No.1 to the Receivables Purchase Agreement, dated as of October 9, 2020 by and among the Company, as a Seller and as a Seller Agent and initial Servicer, for itself and each of its subsidiaries thereto as a Seller, and HSBC Bank USA, National Association, as Purchaser (incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020)

10.45
Amendment No.2 to the Receivables Purchase Agreement, dated as of January 6, 2023 by and among the Company, as a Seller and as a Seller Agent and initial Servicer, for itself and each of its subsidiaries thereto as a Seller, and HSBC Bank USA, National Association, as Purchaser

10.46	Amendment to Option Grant Certificates, dated as of March 8, 2023 by and among the Company and Jeffrey Siegel

21.1	Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP

23.2	Consent of Castillo Miranda Y Compania, S.C.

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
Date: March 9, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert B. Kay	Chief Executive Officer and Director	March 9, 2023
Robert B. Kay	(Principal Executive Officer)

/s/ Laurence Winoker	Executive Vice President	March 9, 2023
Laurence Winoker	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Jeffrey Siegel	Executive Chairman of the Board of Directors	March 9, 2023
Jeffrey Siegel

/s/ Rachael Jarosh	Director	March 9, 2023
Rachael Jarosh

/s/ John Koegel	Director	March 9, 2023
John Koegel

/s/ Cherrie Nanninga	Director	March 9, 2023
Cherrie Nanninga

/s/ Veronique Gabai-Pinsky	Director	March 9, 2023
Veronique Gabai-Pinsky

/s/ Bruce Pollack	Director	March 9, 2023
Bruce Pollack

/s/ Michael J. Regan	Director	March 9, 2023
Michael J. Regan

/s/ Michael Schnabel	Director	March 9, 2023
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Lifetime Brands, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lifetime Brands, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, based on our audits and the report of other auditors, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We did not audit the financial statements of Grupo Vasconia, S.A.B. and Subsidiaries, a corporation in which the Company has a 24.7% interest. In the consolidated financial statements, the Company’s investment in Grupo Vasconia, S.A.B. and Subsidiaries is stated at $12.5 million and $22.3 million as of December 31, 2022 and 2021, respectively, and the Company’s equity in the net (loss) income of Grupo Vasconia, S.A.B. and Subsidiaries is stated at $(3.3) million in 2022, $1.8 million in 2021 and $1.5 million in 2020. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Grupo Vasconia, S.A.B. and Subsidiaries, is based solely on the report of the other auditors.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 9, 2023 expressed an unqualified opinion thereon.
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

Estimation of Variable Consideration

Description of the Matter
For the year ended December 31, 2022, the Company reported net sales of $727.7 million. As described in Note 2 to the consolidated financial statements, the Company offers various sales incentives and promotional programs to its customers in the normal course of business. These sales incentives and promotions represent variable consideration and are reflected as reductions in net sales in the Company’s consolidated statements of operations. While many of the sales incentives and promotions are contractually agreed upon with the Company’s customers, certain of the sales incentives and promotions are non-contractual and require the Company to estimate the amount of variable consideration based on historical experience and other known factors or as the most likely amount in a range of possible outcomes.

Auditing the Company’s measurement of the variable consideration associated with the non-contractual sales incentives and promotions is challenging because the method of calculation involves subjective management assumptions about estimates of the expected discounts. For example, in addition to historical experience, the Company considers specific known events and industry trends to estimate the expected discounts. Changes in these assumptions can have a material effect on the amount of net sales recognized.

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

To test the Company’s measurement of variable consideration related to the non-contractual sales incentives and promotions, our audit procedures included, among others, evaluating the Company’s methodologies, evaluating the significant assumptions described above and testing the completeness and accuracy of the underlying data used in management's analyses. We inspected a selection of communications between the sales and finance departments that were used to support the estimation of the variable consideration. For a sample of transactions, we performed detailed transactional testing of customer deductions to validate the timing and amount of the sales allowances recorded. We performed corroborative inquiries of sales division executives to evaluate the ongoing sales promotions and spending needs at year end. Additionally, we performed retrospective analyses over management’s historical estimates in order to assess the reasonableness of how the Company measures certain variable consideration discounts.

Valuation of Goodwill and Trade Names

Description of the Matter
At December 31, 2022, the Company’s intangible assets include goodwill in the U.S. reporting unit with a carrying value of $33.2 million and two indefinite-lived trade names in the U.S. reportable segment with an aggregated carrying value of $49.6 million. As discussed in Note 7 of the audited consolidated financial statements, the Company tests goodwill and indefinite-lived trade names for impairment at least annually, or more frequently when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. An impairment loss is recognized when the fair value of goodwill or the indefinite-lived trade names is less than its carrying amount.

Auditing management’s annual goodwill and indefinite-lived trade names impairment tests was complex as valuation of the reporting unit and indefinite-lived trade names involves considerable management judgment and estimation. For goodwill, the Company estimated the fair value of the reporting unit using a combination of the discounted cash flow method, a form of the income approach, and the guideline public company method, a form of the market approach. The discounted cash flow method is largely dependent upon estimates made by management with respect to significant assumptions, including projected net sales, projected earnings before interest, tax, depreciation and amortization (“EBITDA”), terminal growth rates, and the cost of capital. For the guideline public company method, the significant assumptions related to the selection of the appropriate guideline companies and related valuation multiples used in the analysis. For indefinite-lived trade names, significant assumptions used in management’s fair value analysis included future net sales for the related brands, royalty rates, and the cost of capital. These assumptions are forward-looking. Changes in market, industry and company-specific conditions could materially impact the determination of the fair value of these assets and the measurement of the impairments.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s valuation of goodwill and indefinite-lived trade names. This included testing management’s review controls relating to the Company’s valuation models and significant assumptions, described above.

As part of our audit, we assessed the methodologies and significant assumptions used for the purposes of performing the impairment tests, among other procedures. We evaluated our historical experience with management’s effort in producing accurate projections of revenue growth and profitability by comparing its historical projections to the Company’s actual performance. We tested the significant assumptions discussed above, as well as the completeness and accuracy of the underlying data used in the valuations. We assessed the appropriateness of the Company’s projections by comparing them to general and sector-specific market expectations. We engaged our valuation specialists to assess the reasonableness of the cost of capital, the valuation models and significant assumptions used in the valuation of the U.S. reporting unit as well as the indefinite-lived trade names. In order to reflect the uncertainty inherent in the projections, we inspected the sensitivity analyses performed by the Company and performed our own sensitivity analyses by increasing or decreasing the significant assumptions and evaluated the potential outcome for the U.S. reporting unit and the indefinite-lived trade names in the U.S. reportable segment. For the guideline public company method, we evaluated the reasonableness of the selected guideline public companies and the resulting market multiples calculation. In addition, we tested the reconciliation of the fair value of the reporting units developed by management to the stock market capitalization of the Company as of the valuation date and evaluated the implied control premium for reasonableness.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1984.
Jericho, New York
March 9, 2023

LIFETIME BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands - except share data)

	December 31,
	2022	2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$23,598	$27,982
Accounts receivable, less allowances of $14,606 at December 31, 2022 and $16,544 at December 31, 2021	141,195	175,076
Inventory	222,209	270,516
Prepaid expenses and other current assets	13,254	11,499
TOTAL CURRENT ASSETS	400,256	485,073
PROPERTY AND EQUIPMENT, net	18,022	20,748
OPERATING LEASE RIGHT-OF-USE ASSETS	74,869	86,487
INVESTMENTS	12,516	22,295
INTANGIBLE ASSETS, net	213,887	212,678
OTHER ASSETS	6,338	1,793
TOTAL ASSETS	$725,888	$829,074
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturity of term loan	$—	$5,771
Accounts payable	38,052	82,573
Accrued expenses	77,602	112,741
Income taxes payable	224	604
Current portion of operating lease liabilities	14,028	12,612
TOTAL CURRENT LIABILITIES	129,906	214,301
OTHER LONG-TERM LIABILITIES	14,995	12,116
INCOME TAXES PAYABLE, LONG-TERM	1,591	1,472
OPERATING LEASE LIABILITIES	76,420	90,824
DEFERRED INCOME TAXES	9,607	12,842
REVOLVING CREDIT FACILITY	10,424	—
TERM LOAN	242,857	241,873
STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value, shares authorized: 100 shares of Series A and 2,000,000 shares of Series B; none issued and outstanding	—	—
Common stock, $0.01 par value, shares authorized: 50,000,000 at December 31, 2022 and 2021; shares issued and outstanding: 21,779,799 at December 31, 2022 and 22,018,016 at December 31, 2021	218	220
Paid-in capital	274,579	271,556
Retained earnings	1,145	17,419
Accumulated other comprehensive loss	(35,854)	(33,549)
TOTAL STOCKHOLDERS’ EQUITY	240,088	255,646
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$725,888	$829,074
See Notes to consolidated financial statements.

LIFETIME BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands – except per share data)

	Year Ended December 31,
	2022	2021	2020
Net sales	$727,662	$862,924	$769,169
Cost of sales	467,346	559,605	495,171
Gross margin	260,316	303,319	273,998
Distribution expenses	74,948	80,772	72,845
Selling, general and administrative expenses	154,545	156,445	155,872
Goodwill and other intangible asset impairments	—	14,760	20,100
Wallace facility remediation expense	5,140	500	—
Restructuring expenses	1,420	—	211
Income from operations	24,263	50,842	24,970
Interest expense	(17,205)	(15,524)	(17,277)
Mark to market gain (loss) on interest rate derivatives	1,971	1,062	(2,144)
Income before income taxes and equity in (losses) earnings	9,029	36,380	5,549
Income tax provision	(5,728)	(16,541)	(9,866)
Equity in (losses) earnings, net of taxes	(9,467)	962	1,310
NET (LOSS) INCOME	$(6,166)	$20,801	$(3,007)
BASIC (LOSS) INCOME PER COMMON SHARE	$(0.29)	$0.97	$(0.14)
DILUTED (LOSS) INCOME PER COMMON SHARE	$(0.29)	$0.94	$(0.14)
See Notes to consolidated financial statements.

LIFETIME BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Year ended December 31,
	2022	2021	2020
Net (loss) income	$(6,166)	$20,801	$(3,007)
Other comprehensive (loss) income, net of tax:
Translation adjustment	(4,320)	4,094	(1,827)
Net change in cash flow hedges	845	1,203	(2,289)
Effect of retirement benefit obligations	1,170	326	(601)
Other comprehensive (loss) income, net of taxes	(2,305)	5,623	(4,717)
Comprehensive (loss) income	$(8,471)	$26,424	$(7,724)
See Notes to consolidated financial statements.

LIFETIME BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common stock		Paid-in capital	Retained earnings	Accumulated other comprehensive loss
	Shares	Amount				Total
BALANCE AT DECEMBER 31, 2019	21,256	$213	$263,386	$7,173	$(34,455)	$236,317
Net loss	—	—	—	(3,007)	—	(3,007)
Other comprehensive loss, net of tax	—	—	—	—	(4,717)	(4,717)
Performance shares issued to employees	62	1	(1)	—	—	—
Net issuance of restricted shares granted to employees and directors	525	5	(5)	—	—	—
Stock compensation expense	—	—	5,916	—	—	5,916
Net exercise of stock options	3	0	27	—	—	27
Shares effectively repurchased for required employee withholding taxes	(91)	(1)	(657)	—	—	(658)
Dividends (1)	—	—	—	(3,742)	—	(3,742)
BALANCE AT DECEMBER 31, 2020	21,755	$218	$268,666	$424	$(39,172)	$230,136
Net income	—	—	—	20,801	—	20,801
Other comprehensive income, net of tax	—	—	—	—	5,623	5,623
Performance shares issued to employees	150	1	(1)	—	—	—
Net issuance of restricted shares granted to employees and directors	221	2	(2)	—	—	—
Stock compensation expense	—	—	5,204	—	—	5,204
Net exercise of stock options	106	1	876	—	—	877
Shares effectively repurchased for required employee withholding taxes	(214)	(2)	(3,187)	—	—	(3,189)
Dividends (1)	—	—	—	(3,806)	—	(3,806)
BALANCE AT DECEMBER 31, 2021	22,018	$220	$271,556	$17,419	$(33,549)	$255,646
Net loss	—	—	—	(6,166)	—	(6,166)
Other comprehensive loss, net of tax	—	—	—	—	(2,305)	(2,305)
Performance shares issued to employees	167	2	(2)	—	—	—
Net issuance of restricted shares granted to employees and directors	260	3	(3)	—	—	—
Stock compensation expense	—	—	3,861	—	—	3,861
Net exercise of stock options	25	—	233	—	—	233
Shares effectively repurchased for required employee withholding taxes	(93)	(1)	(1,066)	—	—	(1,067)
Stock repurchase	(597)	(6)	—	(6,314)	—	(6,320)
Dividends (1)	—	—	—	(3,794)	—	(3,794)
BALANCE AT DECEMBER 31, 2022	21,780	$218	$274,579	$1,145	$(35,854)	$240,088
(1)Cash dividend declared per share of common stock, were $0.17, $0.17 and $0.17 in 2020, 2021 and 2022, respectively.
See Notes to consolidated financial statements.

LIFETIME BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2022	2021	2020
OPERATING ACTIVITIES
Net (loss) income	$(6,166)	$20,801	$(3,007)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	19,536	22,520	24,664
Goodwill and other intangible asset impairments	—	14,760	20,100
Amortization of financing costs	1,809	1,739	1,774
Mark to market (gain) loss on interest rate derivatives	(1,971)	(1,062)	2,144
Non-cash lease expense	(1,483)	(1,294)	2,379
Provision (recovery) for doubtful accounts	662	(5)	3,291
Deferred income taxes	(3,825)	1,799	(1,861)
Stock compensation expense	3,846	5,217	5,951
Undistributed losses (earnings) from equity investment, net of taxes	9,467	(807)	(1,258)
Wallace facility remediation expense	5,140	500	—
Changes in operating assets and liabilities
Accounts receivable	33,889	(5,531)	(43,760)
Inventory	47,443	(67,501)	(28,979)
Prepaid expenses, other current assets and other assets	(2,447)	2,043	1,088
Accounts payable, accrued expenses and other liabilities	(81,365)	48,079	55,721
Income taxes receivable	—	—	1,577
Income taxes payable	(216)	(4,270)	4,989
NET CASH PROVIDED BY OPERATING ACTIVITIES	24,319	36,988	44,813
INVESTING ACTIVITIES
Purchases of property and equipment	(2,975)	(3,986)	(2,082)
Proceeds from sale of shares of equity method investment	—	3,061	—
Acquisitions	(17,956)	(178)	—
NET CASH USED IN INVESTING ACTIVITIES	(20,931)	(1,103)	(2,082)
FINANCING ACTIVITIES
Proceeds from revolving credit facility	276,288	103,385	129,244
Repayments of revolving credit facility	(265,662)	(130,662)	(135,463)
Repayments of Term Loan	(6,216)	(10,478)	(7,583)
Payment of financing costs	(1,021)	—	—
Payments for finance lease obligations	(32)	(117)	(152)
Payments of tax withholding for stock based compensation	(1,067)	(3,189)	(658)
Proceeds from the exercise of stock options	233	877	27
Payments for stock repurchase	(6,320)	—	—
Cash dividends paid	(3,820)	(3,843)	(3,651)
NET CASH USED IN FINANCING ACTIVITIES	(7,617)	(44,027)	(18,236)
Effect of foreign exchange on cash	(155)	161	98
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,384)	(7,981)	24,593
Cash and cash equivalents at beginning of year	27,982	35,963	11,370
CASH AND CASH EQUIVALENTS AT END OF YEAR	$23,598	$27,982	$35,963
See Notes to consolidated financial statements.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

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
Foreign currency gains and losses included within selling, general and administrative expenses were a $1.5 million loss in 2022, a $1.3 million loss in 2021, and a $0.5 million gain in 2020.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
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
Distribution expenses
Distribution expenses consist primarily of warehousing expenses and freight-out expenses. Freight-out expenses were $17.4 million, $19.2 million and $15.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. Handling costs of products sold are included in cost of sales.
Advertising expenses
Advertising expenses are expensed as incurred and are included in selling, general and administrative expenses. Advertising expenses were $6.8 million, $4.4 million and $3.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
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
During the years ended December 31, 2022, 2021 and 2020, Wal-Mart Stores, Inc., including Sam’s Club and, in the U.K., Asda Superstore, (“Walmart”), accounted for 19%, 18% and 20% of consolidated net sales, respectively. During the years ended December 31, 2022, 2021 and 2020, sales to Costco Wholesale Corporation (“Costco”) accounted for 13%, 12%, and 11% of consolidated net sales. During the year ended December 31, 2022, 2021 and 2020, Amazon.com Inc., (“Amazon”), accounted for 11%, 12% and 10% of consolidated net sales. Sales to Walmart, Costco and Amazon are included in the Company's U.S. and International segments. No other customers accounted for 10% or more of the Company’s sales during these periods.
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
As it relates to the goodwill assessment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment testing described in the FASB's ASU Topic 350, Intangibles – Goodwill and Other. If, after assessing qualitative factors, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative test is unnecessary and the Company’s goodwill is not considered to be

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
impaired. However, if based on the Company’s qualitative assessment it concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or if the Company elects to bypass the qualitative assessment, the Company will proceed with performing the quantitative impairment test. See NOTE 7 — GOODWILL AND INTANGIBLE ASSETS for further discussion regarding goodwill impairment.
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
The Company uses the Black-Scholes option valuation model to estimate the fair value of its stock options. The Black-Scholes option valuation model requires the input of subjective assumptions including the expected stock price volatility of the Company’s common stock and the risk-free interest rate. Changes in these subjective input assumptions can materially affect the fair value estimate of the Company’s stock options on the date of the option grant.
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
Cash-settled performance-based award represents the right to receive up to 150% of the target number of deferred stock units with payment in cash equivalent to the value of one share of the Company's common stock. The number of deferred stock units earned will

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
be determined based on the attainment of specified performance goals at the end of the performance period, as determined by the Compensation Committee of the Board of Directors. The cash-settled performance-based awards are subject to the terms and conditions of the Company’s Plan. Compensation expense for cash-settled performance-based awards is recognized over the vesting period and will vary based on remeasurement during the performance period. If achievement of the performance metrics is not probable of achievement during the performance period, compensation expense is reversed. The awards are forfeited if the performance metrics are not achieved as of the end of the performance period. The cash-settled performance-based awards are liability-classified awards and are recorded within accrued expenses and other long-term liabilities in the Company's consolidated balance sheet. These awards are remeasured to fair value at the end of each reporting period until settlement. The cash-settled performance-based awards vest at the end of a three year period, as determined by the Compensation Committee.
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
In 2022, the Company's international segment incurred $0.4 million of restructuring expenses related to severance associated with the reorganization of the International segment's workforce. The reorganization was the result of the Company’s efforts to realign the management and operating structure of the European business in response to changing market conditions. The Company expects annual savings of $2.3 million associated with the reorganization.
In 2022, the Company’s U.S. segment accrued $0.4 million related to severance associated with the reorganization of the U.S. segment’s sales management structure. The Company accrued $0.6 million of unallocated expense related to the termination payment with its Executive Chairman, Jeffrey Siegel. On November 1, 2022, the Company entered into a transition agreement with Jeffrey Siegel, which provides for termination of his employment with the Company, effective March 31, 2023. The transition agreement amends Mr. Siegel’s employment agreement which was to expire on December 31, 2022. The employment agreement provides for a one-time payment which will be paid upon the expiration of the transition agreement. The Company estimates the one-time payment to be approximately $1.4 million, of which $0.6 million was accrued as a restructuring expense in 2022. The remaining $0.8 million is expected to be recorded over the remaining employment period. The Company expects annual savings of $1.3 million due to these actions.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
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
In connection with the Amendment No.1 of the Term Loan, effective December 29, 2022, the Company adopted ASU 2020-04 and 2022-06, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions to account for contract modifications, hedging relationships and other transactions that reference the London Inter-Bank Offered Rate ("LIBOR") or another reference rate that is expected to be discontinued as a result of reference rate reform. The guidance may be applied to contract modifications and hedging relationships as of any date from March 12, 2020 but no later than December 31, 2024 and should be applied on a prospective basis. The Company applied available practical expedients under Topic 848 to account for modifications, changes in critical terms, and updates to the designated hedged risks as qualifying changes have been made to applicable debt modifications as if they were not substantial. Application of these practical expedients allowed us to maintain hedge accounting for our interest rate swap contracts. The adoption did not have a material impact on the Company's consolidated financial statements.
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
NOTE 2 — REVENUE
The Company sells products wholesale, to retailers and distributors, and sells products retail, directly to consumers. Wholesale sales and retail sales are recognized at the point in time the customer obtains control of the products in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products. To indicate the transfer of control, the Company must have a present right to payment, legal title must have passed to the customer, the customer must have the significant risks and rewards of ownership, and where acceptance is not a formality, the customer must have accepted the product or service. The Company’s principal terms of sale are Free on Board ("FOB") Shipping Point, or equivalent, and, as such, the Company primarily transfers control and records revenue for product sales upon shipment. Sales arrangements with delivery terms that are not FOB Shipping Point are not recognized upon shipment and the transfer of control for revenue recognition is evaluated based on the associated shipping terms and customer obligations. Shipping and handling fees that are billed to customers in sales transactions are included in net sales and amounted to $4.6 million, $3.9 million and $3.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
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
The following tables present the Company’s net sales disaggregated by segment, product category and geographic region for the years ended December 31, 2022, 2021 and 2020 (in thousands).

	Year Ended December 31,
	2022	2021	2020
		(in thousands)
U.S. segment
Kitchenware	$402,869	$487,797	$426,883
Tableware	148,775	167,181	141,113
Home Solutions	117,535	115,655	115,543
Total U.S. segment	669,179	770,633	683,539

International segment	58,483	92,291	85,630
Total net sales	$727,662	$862,924	$769,169

	Year ended December 31,
	2022	2021	2020
		(in thousands)
United States	$640,021	$743,319	$658,285
United Kingdom	38,210	54,150	54,364
Rest of World	49,431	65,455	56,520
Total net sales	$727,662	$862,924	$769,169
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
The value of contingent consideration represents the present value of estimated contingent payments of $0.7 million, related to the attainment of certain net sales contribution targets for the year 2024. Acquisition related costs of $0.9 million were recorded within selling, general and administrative expenses in the consolidated statements of operations.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
The purchase price was allocated based on the Company’s final estimate of the fair values of the assets acquired and liabilities assumed at the acquisition date, as follows (in thousands):

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
The goodwill and intangible assets are included in the U.S. segment. The trade name intangible asset is amortized on a straight-line basis over its estimated useful life of 12 years (see NOTE 7 — GOODWILL AND INTANGIBLE ASSETS). The goodwill recognized results from such factors as assembled workforce and the value of other synergies expected from combining operations with the Company. The associated goodwill is deductible for tax purposes over 15 years.
The consolidated statement of operations includes $16.9 million of net sales attributable to the S'well brand for the twelve months ended December 31, 2022.
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
NOTE 4 — LEASES
The Company has operating leases for corporate offices, distribution facilities, manufacturing plants, and certain vehicles. Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheets. The Company has elected the practical expedient to account for each separate lease component of a contract and its associated non-lease components as a single lease component, thus causing all fixed payments to be capitalized. Variable lease payment amounts that cannot be determined at the commencement of the lease, such as increases in lease payments that do not depend on changes in index rates or payments based on usage, are not included in the ROU assets or liabilities. These are expensed as incurred and recorded as variable lease expense.
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

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
The components of lease costs for the year ended December 31, 2022, 2021 and 2020 were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Operating lease costs (1):
Fixed lease expense	$17,855	$17,860	$18,181
Variable lease expense	4,698	$5,833	$3,798
Total	$22,553	$23,693	$21,979
(1) Expenses are recorded within distribution expenses and selling, general and administrative expenses.
Supplemental cash flow information for the year ended December 31, 2022, 2021 and 2020 were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$19,338	$19,154	$15,802
Total	$19,338	$19,154	$15,802

	Year Ended December 31,
	2022	2021	2020
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,540	$1,299	$—
Total	$2,540	$1,299	$—
Included in machinery, furniture and equipment as of December 31, 2022 and 2021 is $0.3 million, related to assets recorded under finance leases. Included in accumulated depreciation and amortization at December 31, 2022 and December 31, 2021 is $0.2 million related to assets recorded under finance leases.
On January 20, 2023, the Company entered into the third amendment to the existing Medford operating lease. The amendment modified certain terms and conditions of the existing lease agreement, including, but not limited to, reduction in leased square footage, reduction in rent payment, and an extension of the lease term of 7 lease years.
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

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
The aggregate future lease payments for operating leases as of December 31, 2022 were as follows (in thousands):

Operating
2023	$19,094
2024	18,571
2025	17,975
2026	17,265
2027	13,146
Thereafter	23,657
Total lease payments	109,708
Less: Interest	(19,260)
Present value of lease payments	$90,448
Average lease terms and discount rates were as follows:

	December 31, 2022	December 31, 2021
Weighted-average remaining lease term (years)
Operating leases	6.3	7.3
Weighted-average discount rate
Operating leases	6.1%	6.2%
NOTE 5 — SALE OF ACCOUNTS RECEIVABLE
To improve its liquidity during seasonally high working capital periods, the Company has an uncommitted Receivables Purchase Agreement with HSBC Bank USA, as Purchaser (the “Receivables Purchase Agreement”). Under the Receivables Purchase Agreement, the Company may offer to sell certain eligible accounts receivables (the “Receivables”) to HSBC Bank USA, which may accept such offer, and purchase the offered Receivables. Under the Receivables Purchase Agreement, following each purchase of Receivables, the outstanding aggregate purchased Receivables shall not exceed $30.0 million. HSBC Bank USA will assume the credit risk of the Receivables purchased; and, the Company will continue to be responsible for all non-credit risk matters. The Company will service the Receivables, and as such servicer, collect and otherwise enforce the Receivables on behalf of HSBC Bank USA. The term of the agreement is for 364 days and automatically extends for annual successive terms unless terminated. Either party may terminate the agreement at any time upon 60 days prior written notice to the other party. Pursuant to this agreement, the Company sold $141.3 million and $150.7 million of Receivables during the years ended December 31, 2022 and 2021, respectively. At December 31, 2022 and 2021, $20.2 million and $28.8 million, respectively, of receivables sold are outstanding and are due to HSBC Bank USA from customers. A charge of $0.8 million and $0.4 million, respectively, related to the sale of the Receivables is included in selling, general and administrative expenses in the consolidated statements of operations for the years ended December 31, 2022 and 2021.
NOTE 6 — EQUITY INVESTMENTS
The Company owns 24.7% of the outstanding capital stock of Vasconia, an integrated manufacturer of aluminum products and one of Mexico’s largest housewares companies. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange. The Quotation Key is VASCONI. The Company accounts for its investment in Vasconia using the equity method of accounting and records its proportionate share of Vasconia’s net income in the Company’s statement of operations. Accordingly, the Company has recorded its proportionate share of Vasconia’s net income (reduced for amortization expense related to the customer relationships acquired) for the years ended December 31, 2022, 2021 and 2020 in the accompanying consolidated statements of operations.
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
December 31, 2022
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
The value of the Company’s investment balance has been translated from Mexican pesos (“MXN”) to U.S. dollars (“USD”) using the spot rate of MXN 19.47 and MXN 20.46 at December 31, 2022 and 2021, respectively.
The Company's proportionate share of Vasconia's net income (loss) has been translated from MXN to USD using the following exchange rates:

	Year Ended December 31,
	2022	2021	2020
Average exchange rate (MXN to USD)	19.67 - 20.50	20.01 - 20.74	19.91 - 23.31
The effect of the translation of the Company’s investment, as well as the translation of Vasconia’s balance sheet, resulted in a decrease of the investment of $0.3 million during the year ended December 31, 2022 and an increase of the investment of $1.0 million during the year ended December 31, 2021. These translation effects are recorded in accumulated other comprehensive loss. The Company received cash dividends of $0.2 million and $0.1 million, from Vasconia during the years ended December 31, 2021 and 2020, respectively. There was no cash dividend received during the year ended December 31, 2022.
The amounts due to and due from Vasconia as of December 31, 2022 and 2021 are as follows (in thousands):

Vasconia due to and due from balances	Balance Sheet Location	December 31, 2022	December 31, 2021
Amounts due from Vasconia	Prepaid expenses and other current assets	$48	$80
Amounts due to Vasconia	Accrued expenses and Accounts payable	(16)	(146)
Summarized income statement information for the years ended December 31, 2022, 2021 and 2020, as well as summarized balance sheet information as of December 31, 2022 and 2021, for Vasconia, calculated in accordance with U.S. GAAP, in USD and MXN is as follows:

	Year Ended December 31,
	2022		2021		2020
	(in thousands)
	USD	MXN	USD	MXN	USD	MXN
Income Statement
Net sales	$240,910	$4,846,328	$240,186	$4,871,845	$156,391	$3,330,855
Gross profit	39,874	802,496	52,574	1,064,557	24,947	540,244
Loss (income) from operations	(1,596)	(30,323)	15,536	313,156	(102)	6,674
Net income	(13,207)	(262,251)	7,017	141,972	5,566	108,678

	December 31,
	2022		2021
	(in thousands)
	USD	MXN	USD	MXN
Balance Sheet
Current assets	$129,449	$2,519,905	$127,544	$2,609,038
Non-current assets	144,356	2,810,082	123,938	2,535,273
Current liabilities	93,112	1,812,546	93,365	1,909,870
Non-current liabilities	95,065	1,850,568	57,753	1,181,398

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
The Company recorded equity in (losses) earnings of Vasconia, net of taxes, of $(3.3) million, $1.8 million and $1.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The fair value (based on Level 1 inputs using the quoted stock price) of the Company’s investment in Vasconia declined during the third quarter of 2022. As a result of the decline in the quoted stock price and the quarterly decline in the operating results of Vasconia, the Company determined the decline in fair value was other than temporary. The Company reduced its investment by $6.2 million as of September 30, 2022 to its fair value, and recognized the non-cash impairment charge within Equity in (losses) earnings, net of taxes, in the consolidated statement of operations. As of December 31, 2022, the fair value of the Company's investment in Vasconia was $15.0 million. The carrying value of the Company’s investment in Vasconia, after the recorded impairment, was $12.5 million.
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
NOTE 7 — GOODWILL AND INTANGIBLE ASSETS
The Company’s intangible assets consist of the following (in thousands):

	Year Ended December 31,
	2022			2021
	Gross	Accumulated Amortization	Net	Gross	Impairment	Accumulated Amortization	Net
Goodwill(1)	$33,237	$—	$33,237	$30,271	$—	$—	$30,271
Indefinite -lived intangible assets:
Trade names(1)	49,600	—	49,600	49,600	—	—	49,600
Finite -lived intangible assets:
Licenses	15,847	(11,654)	4,193	15,847	—	(11,198)	4,649
Trade names (2)	54,785	(20,030)	34,755	51,856	(2,546)	(23,829)	25,481
Customer relationships (2)	143,157	(53,586)	89,571	177,245	(11,766)	(65,863)	99,616
Other (2)	5,856	(3,325)	2,531	6,566	(448)	(3,057)	3,061
Total	$302,482	$(88,595)	$213,887	$331,385	$(14,760)	$(103,947)	$212,678
(1) The gross and net value at December 31, 2022 and 2021 reflect a reduction of $91.7 million impairment charges on goodwill and $1.0 million charges on indefinite-lived intangible assets.
(2)The gross value and accumulated amortization at December 31, 2022 reflect a reduction of $44.1 million and $(29.3) million, respectively, for the net $14.8 million impairment charge on finite-lived intangible assets within the international segment during the period ended December 31, 2021 and a $6.5 million reduction in gross value for previous impairment charges on finite-lived intangible assets within the U.S. segment.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
A summary of the activities related to the Company’s intangible assets for the years ended December 31, 2022, 2021 and 2020 consists of the following (in thousands):

	Intangible Assets	Goodwill	Total Intangible Assets and Goodwill
Goodwill and Intangible Assets, December 31, 2019	$231,100	$49,371	$280,471
Foreign currency translation adjustment	607	—	607
Amortization	(16,953)	—	(16,953)
Impairment of indefinite - lived intangible assets	(1,000)	—	(1,000)
Impairment of goodwill	—	(19,100)	(19,100)
Goodwill and Intangible Assets, December 31, 2020	213,754	30,271	244,025
Foreign currency translation adjustment	(364)	—	(364)
Amortization	(16,223)	—	(16,223)
Impairment of finite - lived intangible assets	(14,760)	—	(14,760)
Goodwill and Intangible Assets, December 31, 2021	182,407	30,271	212,678
Acquisition of goodwill	—	2,966	2,966
Acquisition of trade name	13,000	—	13,000
Foreign currency translation adjustment	(227)	—	(227)
Amortization	(14,530)	—	(14,530)
Goodwill and Intangible Assets, December 31, 2022	$180,650	$33,237	$213,887
The weighted-average amortization periods for the Company’s finite-lived intangible assets as of December 31, 2022 are as follows:

Years
Trade names	14
Licenses	33
Customer relationships	14
Other	10
Estimated amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

Year ending December 31,
2023	$14,701
2024	14,367
2025	14,116
2026	13,767
2027	13,057
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
December 31, 2022
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
International Reporting Unit
The carrying value of the goodwill for the International reporting unit was zero as of December 31, 2022 and 2021.
U.S. Reporting Unit
The Company performed its annual impairment assessment of its U.S. reporting unit as of October 1, 2022 by comparing the fair value of the reporting unit with its carrying value. The Company performed the analysis using a discounted cash flow and market multiple method. As of October 1, 2022, the fair value of the U.S. reporting unit exceeded the carrying value of goodwill by 10%.
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
As of December 31, 2022, the Company assessed the carrying value of goodwill and determined, based on qualitative factors, that no impairment indicators existed for goodwill.
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
The Company bypassed the optional qualitative impairment analysis for its indefinite-lived trade name assets annual October 1, 2022 impairment test. The Company completed the quantitative impairment analysis by comparing the fair value of the indefinite-lived trade names to their respective carrying value using a relief from royalty method. As of October 1, 2022, the fair value of the Company’s indefinite-lived trade names exceeded their respective carrying values by 12%. While the indefinite-lived trade names were not determined to be impaired, the indefinite-lived trade names are at risk of future impairment in the event the trade names do not perform as projected or if market factors utilized in the impairment analysis deteriorate, including an unfavorable change in long-term growth rates or the weighted average cost of capital.
As of December 31, 2022, the Company assessed the carrying value of its indefinite-lived trade names and determined based on qualitative factors that no impairment existed.
In the first quarter of 2020, as a result of the economic decline caused by the COVID-19 pandemic, the Company determined its indefinite-lived trade names had indicators for impairment. As a result, the Company bypassed the optional qualitative impairment analysis for its indefinite-lived trade names and performed an interim quantitative impairment analysis as of March 31, 2020, by comparing the fair value of the indefinite-lived trade names to their respective carrying values. As a result of the impairment testing

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
performed in connection with the COVID-19 pandemic triggering event, the Company determined that certain of its indefinite-lived intangible assets in the U.S. segment were impaired. As a result, the Company recorded a $1.0 million non-cash impairment charge during the first quarter of 2020.
Long-lived assets impairment test
Due to the current operating results for the International segment as a result of low consumer confidence in the region, impairment indicators were identified for the International asset group. The Company tested the recoverability of the asset group, concluding it was not recoverable and performed an analysis of the fair value of the international long-lived assets. The Company tested the International segment's long-lived assets for impairment and concluded that the fair value exceeded the carrying value of the long-lived assets, concluding no impairment as of December 31, 2022.
In the fourth quarter of 2021, due to lower than expected operating results for the International segment caused by continuing impacts of COVID-19 and the exit of the U.K. from the European Union, impairment indicators were identified for the International asset group. The Company tested the recoverability of the asset group, concluding it was not recoverable and performed an analysis of the fair value of the international long-lived assets. For the finite-lived intangible assets, the Company performed discounted cash flow analysis and recorded an impairment of $14.8 million within the International segment.
NOTE 8 — DEBT
On August 26, 2022, the Company entered into Amendment No. 2 (the “Amendment”) to the ABL Agreement among the Company, as a Borrower, certain subsidiaries of the Company, as Borrowers and/or Loan Parties, JPMorgan Chase Bank, N.A., as Administrative Agent and a Lender, HSBC Bank USA, National Association and Wells Fargo Bank, National Association, as Co-Documentation Agents and Lenders, and Manufacturers and Traders Trust Company. The ABL Agreement provides for a senior secured asset-based revolving credit facility in the maximum aggregate principal amount of $200.0 million, which facility will mature on August 26, 2027 (subject to an earlier springing maturity date that is 90 days prior to the Term Loan maturity date of February 28, 2025 if the Company’s Term Loan has not been repaid or refinanced by such date).
The Term Loan provides for a senior secured term loan credit facility in the original principal amount of $275.0 million, which matures on February 28, 2025. On December 29, 2022, the Company entered into Amendment No. 1 to the Term Loan, which replaces the LIBOR-based interest rates with SOFR-based interest rates and modifies the provisions for determining the alternative rate of interest upon the occurrence of certain events relating to the availability of interest rate benchmarks. The Term Loan requires the Company to make an annual prepayment of principal based upon a percentage of the Company's excess cash flow (“Excess Cash Flow”), if any. The percentage applied to the Company’s excess cash flow is based on the Company’s Total Net Leverage Ratio (as defined in the Debt Agreements). When an Excess Cash Flow payment is required, each lender has the option to decline a portion or all of the prepayment amount payable to it. An estimate of the amount of the Excess Cash Flow payment is recorded in current maturity of term loan on the consolidated balance sheets. Additionally, the Term Loan requires quarterly payments, which commenced on June 30, 2018, of principal equal to 0.25%, of the original aggregate principal amount of the Term Loan facility, which payments are to be adjusted from time to time to account for prepayments made. Per the Term Loan, when the Company makes an Excess Cash Flow payment, the payment is first applied to satisfy the next eight scheduled future quarterly required payments of the Term Loan in order of maturity and then to the remaining scheduled installments on a pro rata basis. The quarterly principal payments have been satisfied through maturity of the Term Loan by the annual Excess Cash Flow payments made to date.
The maximum borrowing amount under the ABL Agreement may be increased to up to $250.0 million if certain conditions are met but limited to $220.0 million pursuant to the Term Loan. One or more tranches of additional term loans (the “Incremental Term Facilities”) may be added under the Term Loan if certain conditions are met. The Incremental Facilities may not exceed the sum of (i) $50.0 million plus (ii) an unlimited amount so long as, in the case of (ii) only, the Company’s secured net leverage ratio, as defined in and computed on a pro forma basis pursuant to the Term Loan, after giving effect to such increase, is no greater than 3.75 to 1.00, subject to certain limitations and for the period defined pursuant to the Term Loan but not to mature earlier than the maturity date of the then existing term loans.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
As of December 31, 2022 and 2021, the total availability under the ABL Agreement were as follows (in thousands):

	December 31, 2022	December 31, 2021
Maximum aggregate principal allowed	$189,411	$150,000
Outstanding borrowings under the ABL Agreement	(10,424)	—
Standby letters of credit	(2,765)	(3,659)
Total availability under the ABL Agreement	$176,222	$146,341
Availability under the ABL Agreement is limited to the lesser of the $200.0 million commitment thereunder and the borrowing base and therefore depends on the valuation of certain current assets comprising the borrowing base. The borrowing capacity under the ABL Agreement will depend, in part, on eligible levels of accounts receivable and inventory that fluctuate regularly. Due to the seasonality of the Company’s business, this mean that the Company may have greater borrowing availability during the third and fourth quarters of each year. Consequently, the $200.0 million commitment thereunder may not represent actual borrowing capacity.
The current and non-current portions of the Company’s Term Loan facility included in the consolidated balance sheets are presented as follows (in thousands):

	December 31, 2022	December 31, 2021
Current portion of Term Loan facility:
Estimated Excess Cash Flow principal payment	$—	$7,200
Estimated unamortized debt issuance costs	—	(1,429)
Total Current portion of Term Loan facility	—	$5,771

Non-current portion of Term Loan facility:
Term Loan facility, net of current portion	$245,911	$244,927
Estimated unamortized debt issuance costs	(3,054)	(3,054)
Total Non-current portion of Term Loan facility	$242,857	$241,873
As of December 31, 2022, there is no Excess Cash Flow Payment due for 2023. The 2022 Excess Cash Flow payment, paid on March 30, 2022, totaled $6.2 million. The Excess Cash Flow payment differs from the estimated amount at December 31, 2021 of $7.2 million as certain lenders opted to decline their payments per the terms of the Term Loan.
The Company’s payment obligations under its Debt Agreements are unconditionally guaranteed by its existing and future U.S. subsidiaries, with certain minor exceptions. Certain payment obligations under the ABL Agreement are also direct obligations of its foreign subsidiary borrowers designated as such under the ABL Agreement and, subject to limitations on such guaranty, are guaranteed by the foreign subsidiary borrowers, as well as by the Company. The obligations of the foreign subsidiary borrowers under the ABL Agreement are secured by security interests in substantially all of the assets of, and stock in, such foreign subsidiary borrowers, subject to certain limitations. The obligations of the Company under the Debt Agreements and any hedging arrangements and cash management services and the guarantees by its domestic subsidiaries in respect of those obligations are secured by security interests in substantially all of the assets and stock (but in the case of foreign subsidiaries, limited to 65% of the capital stock in first-tier foreign subsidiaries and not including the stock of subsidiaries of such first-tier foreign subsidiaries) owned by the Company and the U.S. subsidiary guarantors, subject to certain exceptions. Such security interests consists of (1) a first-priority lien, subject to certain permitted liens, with respect to certain assets of the Company and certain of its subsidiaries (the “ABL Collateral”) pledged as collateral in favor of lenders under the ABL Agreement and a second-priority lien in the ABL Collateral in favor of the lenders under the Term Loan and (2) a first-priority lien, subject to certain permitted liens, with respect to certain assets of the Company and certain of its subsidiaries (the “Term Loan Collateral”) pledged as collateral in favor of lenders under the Term Loan and a second-priority lien in the Term Loan Collateral in favor of the lenders under the ABL Agreement.
Borrowings under the revolving credit facility bear interest, at the Company’s option, at one of the following rates: (i) an alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.5% or one-month Adjusted Term SOFR plus 1.0% as of a specified date in advance of the determination, but in each case not less than 1.0%, plus a margin of 0.25% to 0.5%, or (ii) Adjusted Term SOFR, which is the Term SOFR Rate for the selected 1, 3 or 6 month interest period plus 0.10% (or Euro Interbank Offered Rate “EURIBOR” for borrowings denominated in Euro; or Sterling Overnight Index Average “SONIA” for borrowings denominated in Pounds Sterling), but in each case not less than zero, plus a margin of 1.25% to 1.5%. The respective margins are based upon average quarterly availability, as defined in and computed pursuant to the ABL

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Agreement. In addition, the Company pays a commitment fee of 0.20% to 0.25% per annum based on the average daily unused portion of the aggregate commitment under the ABL Agreement. The interest rate on outstanding borrowings under the ABL Agreement at December 31, 2022 was 3.43%. In addition, the Company paid a commitment fee of 0.25% to 0.375% on the unused portion of the ABL Agreement during the year ended December 31, 2022.
The Term Loan facility bears interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of (x) the prime rate, (y) a federal funds and overnight bank funding based rate plus 0.50% or (z) one-month Adjusted Term SOFR, but not less than 1.0%, plus 1.0%, plus a margin of 2.5% or (ii) SOFR for the applicable interest period, multiplied by any statutory reserve rate, but not less than 1.0%, plus a margin of 3.5%. The interest rate on outstanding borrowings under the Term Loan at December 31, 2022 was 7.9%.
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
The Company was in compliance with the covenants of the Debt Agreements at December 31, 2022.
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
Other Credit Agreements
A subsidiary of the Company holds a credit facility (“HSBC Facility”) with HSBC Bank (China) Company Limited, Shanghai Branch (“HSBC”) for up to $10.0 million Chinese renminbi ($1.5 million). The HSBC Facility is subject to annual renewal and may be used to fund general working capital needs of the Company’s subsidiary, which is a trading company in China. Borrowings under the HSBC Facility were guaranteed by the Company and were granted at the sole discretion of HSBC. No borrowings were outstanding under the HSBC Facility at December 31, 2022 and 2021.
NOTE 9 — DERIVATIVES
Interest Rate Swap Agreements
The Company's net total outstanding notional value of interest rate swaps was $50 million at December 31, 2022.
The Company designated a portion of these interest rate swaps as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. The hedge periods of these agreements commenced in April 2018 and expire in March 2023. The original notional values are reduced over these periods. The aggregate notional value was $25.0 million at December 31, 2022.
In June 2019, the Company entered into additional interest rate swap agreements, with an aggregate notional value of $25.0 million at December 31, 2022. These non-designated interest rate swaps serve as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings and expire in February 2025.
Foreign Exchange Contracts
The Company is a party from time to time to certain foreign exchange contracts, primarily to offset the earnings impact related to fluctuations in foreign currency exchange rates associated with inventory purchases denominated in foreign currencies. Fluctuations in the value of certain foreign currencies as compared to the USD may positively or negatively affect the Company’s revenues, gross margins, operating expenses, and retained earnings, all of which are expressed in USD. Where the Company deems it prudent, the

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Company engages in hedging programs using foreign currency forward contracts aimed at limiting the impact of foreign currency exchange rate fluctuations on earnings. The Company purchases foreign currency forward contracts with terms less than 18 months to protect against currency exchange risks associated with the payment of merchandise purchases to foreign suppliers. The Company does not hedge the translation of foreign currency profits into USD, as the Company regards this as an accounting exposure rather than an economic exposure. The aggregate gross notional values of foreign exchange contracts at December 31, 2022 and 2021 was $6.3 million and $22.6 million, respectively.
The Company is exposed to market risks, as well as changes in foreign currency exchange rates, as measured against the USD and each other, and changes to credit risk of derivative counterparties. The Company attempts to minimize these risks by primarily using foreign currency forward contracts and by maintaining counterparty credit limits. These hedging activities provide only limited protection against currency exchange and credit risk. Factors that could influence the effectiveness of the Company’s hedging programs include currency markets and availability of hedging instruments and liquidity of the credit markets. All foreign currency forward contracts that the Company enters into are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure. The Company does not enter into such contracts for speculative purposes and, as of December 31, 2022, the Company does not have any foreign currency forward contract derivatives that are not designated as hedges. These foreign exchange contracts have been designated as hedges in to order to apply hedge accounting.
The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are presented as follows (in thousands):

		December 31,
Derivatives designated as hedging instruments	Balance Sheet Location	2022	2021
Interest rate swaps	Prepaid expenses and other current assets	$122	$—
Interest rate swaps	Accrued expenses	—	288
	Other long-term liabilities	—	292
Foreign exchange contracts	Prepaid expenses and other current assets	—	461
	Accrued expenses	260	—

		December 31,
Derivatives not designated as hedging instruments	Balance Sheet Location	2022	2021
Interest rate swaps	Other assets	$1,292	$—
Interest rate swaps	Other long-term liabilities	—	680
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
The amounts of the gains and (losses), realized and unrealized, net of taxes, related to the Company’s derivative financial instruments designated as hedging instruments are recognized in other comprehensive (loss) income as follows (in thousands):

	Year ended December 31,
Derivatives designated as hedging instruments	2022	2021	2020
Interest rate swaps	$523	$718	$(2,406)
Foreign exchange contracts	322	485	117
Total	$845	$1,203	$(2,289)
Realized gains and losses on the interest rate swaps that are reported in other comprehensive (loss) income are reclassified into earnings as the interest expense on the debt is recognized. The Company had no terminated or matured interest rate swaps during the year ended December 31, 2022.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Realized gains and losses on foreign exchange contracts that are reported in other comprehensive (loss) income are reclassified into cost of sales as the underlying inventory purchased is sold.
During the year ended December 31, 2022, the Company reclassified $1.3 million of cash flow hedges in accumulated other comprehensive losses to earnings. This comprised of a charge of $0.3 million related to interest rate swaps recognized in interest expense and a gain of $1.6 million related to foreign exchange contracts recognized in cost of sales. At December 31, 2022, the estimated amount of existing net gains expected to be reclassified into earnings within the next 12 months was $0.8 million.
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
The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are recognized in earnings as follows (in thousands):

		Year Ended December 31,
Derivatives not designated as hedging instruments	Location of Gain or (Loss)	2022	2021	2020
Interest rate swaps	Mark to market gain (loss) on interest rate derivatives	$1,971	$1,062	$(2,144)
	Interest expense	(55)	(458)	(327)
		$1,916	$604	$(2,471)

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
NOTE 10 — CAPITAL STOCK
Cash dividends
Dividends were declared in 2022 and 2021 as follows:

Dividend per share	Date declared	Date of record	Payment date
$0.0425	March 9, 2021	May 3, 2021	May 17, 2021
$0.0425	June 24, 2021	August 2, 2021	August 16, 2021
$0.0425	August 3, 2021	November 1, 2021	November 15, 2021
$0.0425	November 2, 2021	January 31, 2022	February 14, 2022
$0.0425	March 8, 2022	May 2, 2022	May 16, 2022
$0.0425	June 23, 2022	August 1, 2022	August 15, 2022
$0.0425	August 2, 2022	November 1, 2022	November 15, 2022
$0.0425	November 1, 2022	February 1, 2023	February 15, 2023
On March 8, 2023, the Board of Directors declared a quarterly dividend of $0.0425 per share payable on May 15, 2023 to shareholders of record on May 1, 2023.
Stock repurchase program
On March 14, 2022, the Company announced that its Board of Directors of the Company authorized the repurchase of up to $20.0 million of the Company's common stock, replacing the Company's previously-authorized $10.0 million share repurchase program. The repurchase authorization permits the Company to effect repurchases from time to time through open market purchases and privately negotiated transactions. During the year ended December 31, 2022, the Company repurchased 597,195 shares for a total costs of $6.3 million, and thereafter retired the shares. No shares were repurchased during the years ended December 31, 2021 and 2020.
Preferred stock
The Company is authorized to issue 100 shares of Series A Preferred Stock and 2,000,000 shares of Series B Preferred Stock, none of which has been issued or is outstanding at December 31, 2022.
Long-term incentive plan
The Company’s Amended and Restated 2000 Long-Term Incentive Plan (the “Plan”) provides for the granting of awards of up to 8,217,500 shares of common stock. These shares of the Company’s common stock are available for grants to directors, officers, employees, consultants and service providers and affiliates in the form of stock options or other equity-based awards. The Plan authorizes the Board of Directors of the Company, or a duly appointed committee thereof, to issue incentive stock options, non-qualified options, restricted stock, performance-based awards and other stock-based awards. Options that have been granted under the Plan expire over a range of 5 years to 10 years from the date of grant and vest over a range of up to 4 years from the date of grant. Shares of restricted stock that have been granted under the Plan vest over a range of up to 4 years from the date of grant. Performance-based awards that have been granted under the Plan vest after 3 years based upon the attainment of specified performance goals. On June 23, 2022, the shareholders of the Company approved an amendment and restatement of the Company’s Amended and Restated 2000 Long Term Incentive Plan (the “Plan”). The amendment and restatement of the Plan revised the terms and conditions of the Plan to, among other things, increase the shares available for grant under the Plan by 1,180,000 shares. As of December 31, 2022, there were 1,133,958 shares available for the grant of awards under the Plan.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Stock options
A summary of the Company’s stock option activity and related information for the three years ended December 31, 2022, is as follows:

	Options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Options outstanding at December 31, 2019	1,508,325	$13.43
Grants	37,500	6.36
Exercises	(2,500)	10.79
Cancellations	(14,313)	11.09
Expirations	(242,112)	13.27
Options outstanding at December 31, 2020	1,286,900	13.28
Grants	48,000	14.18
Exercises(1)	(236,325)	11.71
Expirations	(4,000)	19.10
Options outstanding at December 31, 2021	1,094,575	13.64
Grants	56,000	11.45
Exercises	(60,000)	11.64
Cancellations	(11,375)	11.16
Expirations	(13,450)	13.99
Options outstanding at December 31, 2022	1,065,750	13.66	4.4	$38
Options exercisable at December 31, 2022	957,125	$13.92	3.9	$19
(1) Includes the exercise of 2,000 options settled in cash in accordance with the Company’s Amended and Restated 2000 Long-Term Incentive Plan ("the Plan").
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their exercisable in-the-money stock options on December 31, 2022. The intrinsic value is calculated for each in-the-money stock option as the difference between the closing price of the Company’s common stock on December 31, 2022 and the exercise price.
The total intrinsic value of those stock options that were exercised in the year ended December 31, 2022 was $0.1 million. The total intrinsic values of those stock options that were exercised in the year ended December 31, 2021 was $0.8 million and in the year ended December 31, 2020 was less than $0.1 million. The intrinsic value of a stock option that is exercised is calculated at the date of exercise.
Total unrecognized stock option compensation expense at December 31, 2022, before the effect of income taxes, was $0.5 million and is expected to be recognized over a weighted-average period of 1.9 years.
The Company values stock options using the Black-Scholes option valuation model. The Black-Scholes option valuation model, as well as other available models, was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. The Black-Scholes option valuation model requires the input of highly subjective assumptions including the expected stock price volatility and risk-free interest rate. Because the Company’s stock options have characteristics significantly different from those of traded options, changes in the subjective input assumptions can materially affect the fair value estimates of the Company’s stock options. The weighted-average per share grant date fair value of stock options granted during the years ended December 31, 2022, 2021 and 2020, was $5.44, $6.31 and $2.26, respectively.
The fair values for these stock options were estimated at the dates of grant using the following weighted-average assumptions:

	2022	2021	2020
Historical volatility	53%	52%	49%
Expected term (years)	6.3	6.3	6.3
Risk-free interest rate	3.15%	1.08%	0.45%
Expected dividend yield	1.48%	1.20%	2.67%

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Restricted Stock
A summary of the Company’s restricted stock activity and related information for the three years ended December 31, 2022 is as follows:

	Restricted Shares	Weighted- average grant date fair value
Non-vested restricted shares, December 31, 2019	593,341	$10.70
Grants	534,940	5.94
Vested	(322,398)	10.64
Cancellations	(10,296)	9.06
Non-vested restricted shares, December 31, 2020	795,587	7.54
Grants	220,658	14.27
Vested	(586,244)	7.19
Cancellations	(400)	11.42
Non-vested restricted shares, December 31, 2021	429,601	11.47
Grants	266,713	12.03
Vested	(205,290)	11.46
Cancellations	(6,881)	10.92
Non-vested restricted shares, December 31, 2022	484,143	$11.79
Total unrecognized compensation expense remaining (in thousands)	$4,089
Weighted-average years expected to be recognized over	1.7
The total fair value of restricted stock that vested during the year ended December 31, 2022 was $2.4 million.
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

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
A summary of the Company’s performance-based award activity and related information for the three years ended December 31, 2022 is as follows:

	Performance - based awards (1)	Weighted- average grant date fair value
Non-vested performance-based awards, December 31, 2019	405,059	$12.43
Grants	106,275	6.36
Vested	(62,215)	18.45
Cancellations	(18,073)	15.49
Non-vested performance-based awards, December 31, 2020	431,046	9.94
Grants	176,915	14.18
Vested	(150,273)	12.79
Cancellations	(21,358)	12.76
Non-vested performance-based awards, December 31, 2021	436,330	10.54
Grants(2)	123,000	12.19
Achieved performance over target (3)	12,035	9.20
Vested	(166,935)	9.20
Cancellations	(4,128)	10.64
Non-vested performance-based awards, December 31, 2022	400,302	$11.56
Total unrecognized compensation expense remaining (in thousands)	$798
Weighted-average years expected to be recognized over	1.0
(1)Represents the target number of shares to be issued for each performance-based award.
(2)The performance metric for the performance-based awards granted in 2022 is not probable of achievement. No compensation expense was recorded in 2022.
(3)Represents the number of shares earned over target for performance-based awards granted in 2019 based on performance goals attained. These awards vested in the three months ended March 31, 2022.
The total fair value of performance-based awards that vested during the year ended December 31, 2022 was $2.0 million.
On March 8, 2023, the Compensation Committee of the Board of Directors determined the performance goals set forth in the performance-based awards granted in 2020 were attained and 119,739 shares vested.
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
A summary of the Company’s cash-settled performance-based awards activity and related information for the year ended December 31, 2022 is as follows:

	Cash-settled performance-based awards (1)	Weighted- average fair value
Non-vested cash-settled performance-based awards, January 1, 2022	—	$—
Grants (2)	87,825	7.66
Cancellations	(2,049)	10.61
Non-vested cash-settled performance-based awards, December 31, 2022	85,776	$7.59
Total unrecognized compensation expense remaining (in thousands)	$—
Weighted-average years expected to be recognized over	0.0
(1) Represents the target number of units to be settled in cash.
(2) The performance metric for the cash-settled performance-based awards granted in 2022 is not probable of achievement. No compensation expense was recorded in 2022.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
The Company recorded stock compensation expense as follows (in thousands):

	Year Ended December 31,
Stock Compensation Expense Components	2022	2021	2020
Equity based stock option expense	$275	$417	$570
Restricted and performance-based stock awards expense	3,586	4,787	5,346
Stock compensation expense for equity based awards	$3,861	$5,204	$5,916
Liability based stock option expense	(15)	13	35
Total Stock Compensation Expense	$3,846	$5,217	$5,951

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
NOTE 11 — (LOSS) INCOME PER COMMON SHARE
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
The calculations of basic and diluted (loss) income per common share for the years ended December 31, 2022, 2021 and 2020, are as follows:

	2022	2021	2020
	(in thousands - except per share amounts)
Net (loss) income – Basic and Diluted	$(6,166)	$20,801	$(3,007)
Weighted-average shares outstanding – Basic	21,558	21,397	20,860
Effect of dilutive securities:
Stock options and other stock awards	—	640	—
Weighted-average shares outstanding – Diluted	21,558	22,037	20,860
Basic (loss) income per common share	$(0.29)	$0.97	$(0.14)
Diluted (loss) income per common share	$(0.29)	$0.94	$(0.14)
Antidilutive shares (1)	1,681	380	2,167
(1) Stock options and other stock awards that have been excluded from the denominator as their inclusion would have been anti-dilutive.
NOTE 12 — INCOME TAXES
The components of income before income taxes and equity in (losses) earnings are as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Domestic	$20,796	$61,045	$18,012
Foreign	(11,767)	(24,665)	(12,463)
Total income before income taxes and equity in earnings	$9,029	$36,380	$5,549
The provision for income taxes (before equity in (losses) earnings) consists of:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Current:
Federal	$6,890	$10,361	$8,522
State and local	1,888	3,558	2,540
Foreign	775	823	665
Deferred	(3,825)	1,799	(1,861)
Income tax provision	$5,728	$16,541	$9,866
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
December 31, 2022
from the various CARES Act provisions claimed by the Company. The Company received a tax refund of $2.3 million in the third quarter of 2020.
Under the Tax Cuts and Jobs Act of 2017, research and development costs are no longer fully deductible and are required to be capitalized and amortized for U.S. tax purposes effective January 1, 2022. The mandatory capitalization requirement increases our deferred tax assets and income tax payable.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income tax assets and (liabilities) are as follows:

	December 31,
	2022	2021
	(in thousands)
Deferred income tax assets:
Operating lease liabilities	$22,814	$26,158
Stock options	1,679	1,825
Inventory	3,134	2,612
Operating loss carryforwards	17,450	15,684
Accounts receivable allowances	1,906	1,696
Accrued compensation	1,137	1,310
Deferred compensation	721	1,167
Environmental remediation accrual	1,432	127
Capitalized research and experimental expenditures	2,525	—
Other	755	1,409
Total deferred income tax assets	$53,553	$51,988
Deferred income tax liabilities:
Operating lease right-of-use assets	$(18,872)	$(21,857)
Fixed assets	(1,735)	(1,784)
Intangibles	(26,230)	(26,117)
Total deferred income tax liabilities	(46,837)	(49,758)
Net deferred income tax asset	6,716	2,230
Valuation allowance	(16,323)	(15,072)
Net deferred income tax liability	$(9,607)	$(12,842)
The Company has capital loss carryforwards of $6.8 million in foreign jurisdictions and $0.9 million in the U.S. federal jurisdiction at December 31, 2022 that are offset entirely by a valuation allowance.
The Company has net operating losses in foreign jurisdictions of $61.3 million and $12.1 million in state jurisdictions at December 31, 2022 that are offset entirely by a valuation allowance. The foreign net operating losses can be carried forward indefinitely. The state net operating losses begin to expire in 2026.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
The provision for income taxes (before equity in (losses) earnings) differs from the amounts computed by applying the applicable federal statutory rates as follows:

	Year Ended December 31,
	2022	2021	2020
Federal income taxes at the statutory rate	21.0%	21.0%	21.0%
Increases (decreases):
State and local income taxes, net of Federal income tax benefit	13.9	8.8	38.9
Foreign rate differences	6.9	(9.2)	(49.8)
Foreign withholding tax	6.1	1.2	5.9
Impairment of goodwill	—	—	65.5
Non-deductible expenses	7.1	3.3	16.4
Uncertain tax positions	1.2	0.1	4.0
Research and development credit	(5.4)	(1.1)	(7.2)
Federal return to provision	(3.4)	(0.4)	6.8
Loss of Filament pre-acquisition attributes due to CARES Act	—	—	8.6
Equity-based compensation	0.1	(0.6)	19.4
Valuation Allowance	15.9	22.4	48.3
Provision for income taxes	63.4%	45.5%	177.8%
The estimated values of the Company’s gross uncertain tax positions at December 31, 2022, 2021 and 2020 consist of the following:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Balance at January 1	$(1,071)	$(1,648)	$(1,508)
Additions based on tax positions related to the current year	(79)	(49)	(149)
Reductions for tax position of prior years	20	626	9
Balance at December 31	$(1,130)	$(1,071)	$(1,648)
The Company had approximately $0.4 million, net of federal and state tax benefit, accrued at December 31, 2022 and 2021, for the payment of interest and penalties. The Company’s policy for recording interest and penalties is to record such items as a component of the provision for income taxes.
If the Company’s tax positions are ultimately sustained, the Company’s liability, including interest, would be reduced by $1.6 million, all of which would impact the Company’s tax provision. On a quarterly basis, the Company evaluates its tax positions and revises its estimates accordingly. The Company believes that it is reasonably possible that an immaterial amount of its tax positions will be resolved within the next 12 months.
The Company is no longer subject to U.S. Federal income tax examinations for the years prior to 2019, except for examination in tax year 2017 related to Transition Tax. The Company has identified the following jurisdictions as “major” tax jurisdictions: U.S. Federal, California, Massachusetts, New Jersey, New York, and the United Kingdom. At December 31, 2022, the periods subject to examination by the Company’s major state jurisdictions, except for New York State, are generally for the years ended 2018 through 2021. In certain jurisdictions, Filament may have additional periods subject to examination. The Company's New York State tax returns for years 2015-2019 closed during the first quarter of 2022, with an immaterial adjustment. As of December 31, 2022, there are no material assessments in any given year.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
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

	Year Ended December 31,
	2022	2021	2020
		(in thousands)
Net sales:
U.S.	$669,179	$770,633	$683,539
International	58,483	92,291	85,630
Total net sales	$727,662	$862,924	$769,169
Income from operations:
U.S. (1)(2)	$61,479	$100,336	$60,378
International (2)(3)	(12,153)	(25,051)	(12,835)
Unallocated corporate expenses (4)	(25,063)	(24,443)	(22,573)
Total income from operations	$24,263	$50,842	$24,970
Depreciation and amortization:
U.S.	$18,279	$18,504	$20,018
International	1,257	4,016	4,646
Total depreciation and amortization	$19,536	$22,520	$24,664
Capital expenditures:
U.S.	$2,088	$3,838	$1,467
International	887	148	615
Total capital expenditures	$2,975	$3,986	$2,082
(1)In 2020, the Company recognized non-cash impairment charges of $20.1 million related to the U.S. segment as described in NOTE 7 — GOODWILL AND INTANGIBLE ASSETS.
(2)In 2022, income from operations includes restructuring expenses of $0.4 million for the U.S. segment and $0.4 million for the International segment. In 2020, income from operations for the International segment includes $0.2 million of restructuring expenses, as described in NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES.
(3)In 2021, the Company recognized non-cash impairment charges of $14.8 million related to the international segment as described in NOTE 7 — GOODWILL AND INTANGIBLE ASSETS.
(4)The Company recognized expenses of $5.1 million and $0.5 million in 2022 and 2021, respectively, for estimated remediation costs related to the Wallace EPA Matter, as described in NOTE 14 — COMMITMENTS AND CONTINGENCIES. In 2022, the Company recognized $0.6 million of restructuring expenses within unallocated corporate expenses, as described in NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES.

	December 31,
	2022	2021
	(in thousands)
Assets:
U.S.	$608,496	$706,000
International	93,794	95,092
Unallocated corporate	23,598	27,982
Total assets	$725,888	$829,074

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

	Year Ended December 31,
	2022	2021
	(in thousands)
Goodwill:
U.S.
Beginning balance	$30,271	$30,271
Acquisition activity	2,966	—
Total goodwill	$33,237	$30,271
Geographical information
The following table sets forth long-lived assets by the major geographic locations:

	December,
	2022	2021
	(in thousands)
Long-lived assets, excluding intangible assets, at period-end:
United States	$75,308	$81,659
Mexico	12,516	22,295
United Kingdom	22,845	26,429
Rest of World	1,076	940
Total	$111,745	$131,323
NOTE 14 — COMMITMENTS AND CONTINGENCIES
Royalties
The Company has license agreements that require the payment of royalties on sales of licensed products which expire through 2048. The estimated future minimum royalties payable under these agreements are as follows (in thousands):

Year ending December 31,
2023	$8,069
2024	8,000
2025	7,963
2026	8,211
2027	89
Thereafter	2,806
Total	$35,138
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

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
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
On August 13, 2015, the EPA released its remedial investigation and feasibility study (“RI/FS”) for the Site. On December 11, 2015, the EPA issued the Record of Decision (“ROD”) for an initial operable unit, electing to implement its preferred remedy which consists of soil vapor extraction and dual-phase extraction/in-situ treatment. This selected remedy includes soil vapor extraction (“SVE”) to address soil (vadose zone) source areas at the Site, impermeable cover as necessary for the implementation of SVE, dual phase extraction in the shallow saprolite zone, and in-situ treatment as needed to address residual sources. The EPA’s total net present worth estimated cost for its selected remedy is $7.3 million In February 2017, the EPA indicated that it planned to expand its field investigation for the RI/FS to a second operable unit to further determine the nature and extent of the groundwater contamination at and from the Site and to determine the nature of the remedial action needed to address the contamination. The EPA requested access to the property occupied by WSPR to install monitoring wells and to undertake groundwater sampling as part of this expanded investigation. WSPR has consented to the EPA’s access request, provided that the EPA receives PRIDCO’s consent, as the property owner. WSPR never used the primary contaminant of concern and did not take up its tenancy at the Site until after the EPA had discovered the contamination in the local water supply. The EPA has also issued notices of potential liability to a number of other entities affiliated with the Site, which used the contaminants of concern.
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
In August 2021, WSPR received a Notice of Liability from the Department of Justice on behalf of the EPA, and in September 2021, WSPR responded with a good faith offer to conduct additional testing and remedial design work for OU1. Since that time, WSPR has been actively participating in negotiations among the United States Government (the Department of Justice and the EPA) and other potentially responsible parties with respect to the remedial work at OU1. WSPR anticipates finalizing a Consent Decree for Remedial Design and Remedial Action at OU1 in the near term.
The Company has reserved $5.6 million to cover probable and estimable liabilities with respect to the above remedial design and remedial action for the initial operable unit. However, it is not possible at this time for the Company to estimate its share of liability related to this matter. In the event of one or more adverse determinations, it is possible that the ultimate liability resulting from this matter and the impact on the Company’s results of operations could be material.
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

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
CBP approved the Company’s Lead Protest on June 8, 2020 stating that the specified set requirement was fulfilled with respect to the protested shipment based on information provided by the Company. Based on this decision, no additional duties will be owed for the seven tableware collections imported in this shipment.
The Company also compiled and submitted to CBP a complete set of supporting documents for three additional protests (for the remaining 29 tableware collections that were imported by the Company under the protested shipments). One of the additional protest was approved on October 15, 2020; the other two remain pending. If the CBP approves these additional claims and accepts the evidence presented, then no additional duties will be owed for the remaining protested shipments.
Because the period of investigation covers a five-year period, the Company is compiling supporting documentation packages for all tableware collections imported during this period.
In the event CBP accepts the evidence presented, then no additional duties or penalties will be owed. If CBP rejects the Company’s position, then the estimated amount of duties that could be owed is $1.1 million. In such event, it is reasonably possible that additional penalties could be assessed, depending upon the level of culpability found, of up to $2.2 million for negligence and up to $4.4 million for gross negligence. In the event penalties are assessed, the Company will have the opportunity to further contest CBP’s findings and seek cancellation or mitigation of such assessments.
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
NOTE 15 — RETIREMENT PLANS
401(k) plan and other defined contribution plans
The Company maintains a defined contribution retirement plan for eligible employees under Section 401(k) of the Internal Revenue Code. Participants can make voluntary contributions up to the Internal Revenue Service limit of $20,500 ($27,000 for employees 50 years old or over) for 2022. The Company suspended its matching contribution in 2009 as an expense savings measure. The Company’s United Kingdom-based subsidiary, Lifetime Brands Europe Limited, maintains a defined contribution pension plan.
Retirement benefit obligations
The Company assumed retirement benefit obligations, which are paid to certain former executives of a business acquired in 2006. The obligations under the agreements with these former executives are unfunded and amounted to $5.7 million at December 31, 2022 and $7.4 million at December 31, 2021.
The discount rate used to calculate the retirement benefit obligations was 4.89% at December 31, 2022 and 2.46% at December 31, 2021. The retirement benefit obligations are included in accrued expenses and other long-term liabilities.
The Company expects to recognize $0.1 million of actuarial losses included in accumulated other comprehensive loss in net periodic benefit cost in 2023.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Expected benefit payments for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows (in thousands):

Year ending December 31,
2023	$493
2024	469
2025	447
2026	426
2027	406
2027 through 2031	1,785
NOTE 16 — OTHER
Inventory
The components of inventory are as follows:

	December 31,
	2022	2021
	(in thousands)
Finished goods	$213,450	$259,916
Work in process	70	159
Raw materials	8,689	10,441
Total	$222,209	$270,516
Property and equipment
Property and equipment (including finance leases) consist of:

	December 31,
	2022	2021
	(in thousands)
Machinery, furniture and equipment	$77,948	$77,005
Leasehold improvements	37,834	38,433
Computer hardware and software	38,120	37,544
Building and improvements	764	787
Construction in progress	1,249	715
Land	100	100
Total	156,015	154,584
Less: accumulated depreciation and amortization	(137,993)	(133,836)
Total	$18,022	$20,748
Depreciation and amortization expense of property and equipment for the years ended December 31, 2022, 2021 and 2020 was $5.0 million, $6.0 million and $7.4 million, respectively.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Accrued expenses
Accrued expenses consist of:

	December 31,
	2022	2021
	(in thousands)
Customer allowances and rebates	$31,281	$36,290
Other non-income tax liabilities	10,054	7,496
Compensation and benefits	9,789	21,258
Vendor invoices	6,930	16,082
Freight	6,869	16,110
Professional fees	2,743	2,954
Royalties	2,408	4,406
Commissions	656	813
Restructuring	986	—
Wallace facility remediation	500	—
Interest	136	402
Other	5,250	6,930
Total	$77,602	$112,741
Other long-term liabilities
Other long-term liabilities consist of:

	December 31,
	2022	2021
	(in thousands)
Retirement benefit obligations	$5,178	$6,918
Wallace facility remediation	5,140	—
Other non-income tax liabilities	3,037	2,927
Unearned revenue	890	1,159
Contingent consideration	650	—
Derivative financial instruments	—	972
Other long-term obligations	100	140
Total	$14,995	$12,116
Supplemental disclosure of cash flow information

	Year Ended December 31,
	2022	2021	2020
		(in thousands)

Cash paid for interest	$15,421	$13,702	$15,476
Cash paid for taxes, net of refunds	9,757	19,012	5,161
Non-cash investing activities:
Translation loss recognized on change in Vasconia ownership	—	3,404	—
Non-cash gain on dilution of Vasconia ownership	—	(1,732)	—

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Components of accumulated other comprehensive loss, net

	Year Ended December 31,
	2022	2021	2020
		(in thousands)
Accumulated translation adjustment:
Balance at beginning of year	$(31,752)	$(35,846)	$(34,019)
Translation adjustment during period	(4,320)	690	(2,062)
Amount reclassified from accumulated other comprehensive loss (1)	—	3,404	235
Translation Adjustment	$(4,320)	$4,094	$(1,827)
Balance at end of year	$(36,072)	$(31,752)	$(35,846)
Accumulated deferred gains (losses) on cash flow hedges:
Balance at beginning of year	$78	$(1,125)	$1,164
Change in unrealized gains (losses)	2,126	(311)	(3,273)
Amounts reclassified from accumulated other comprehensive loss: (2)
Settlement of cash flow hedges	(1,281)	1,514	984
Net change in cash flow hedges, net of taxes of $(190), $(246) and $803	$845	$1,203	$(2,289)
Balance at end of year	$923	$78	$(1,125)
Accumulated effect of retirement benefit obligations:
Balance at beginning of year	$(1,875)	$(2,201)	$(1,600)
Net income (loss) arising from retirement benefit obligations, net of tax of $(359), $(64) and $259	1,054	191	(680)
Amount reclassified from accumulated other comprehensive loss:(3)
Amortization of loss, net of tax of $(39), $(45) and $(52)	116	135	79
Net effects of retirement benefit obligations	$1,170	$326	$(601)
Balance at end of year	$(705)	$(1,875)	$(2,201)
Total accumulated other comprehensive loss at end of period	$(35,854)	$(33,549)	$(39,172)
(1)Amount is recorded in equity in (losses) earnings on the consolidated statements of operations.
(2)Amounts are recorded in interest expense and cost of goods sold on the consolidated statements of operations.
(3)Amount is recorded in selling, general and administrative expenses on the consolidated statements of operations.

Item 15(a)
LIFETIME BRANDS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

COL. A	COL. B	COL. C		COL. D		COL. E

Description	Balance at beginning of period	Charged to costs and expenses		Deductions		Balance at end of period
Year ended December 31, 2022
Deducted from asset accounts:
Allowance for doubtful accounts	$4,656	$662		$(123)	(a)	$5,195
Reserve for sales returns and allowances	11,888	5,961	(c)	(8,438)	(b)	9,411
	$16,544	$6,623		$(8,561)		$14,606
Year ended December 31, 2021
Deducted from asset accounts:
Allowance for doubtful accounts	$4,624	$367		$(335)	(a)	$4,656
Reserve for sales returns and allowances	12,389	8,716	(c)	(9,217)	(b)	11,888
	$17,013	$9,083		$(9,552)		$16,544
Year ended December 31, 2020
Deducted from asset accounts:
Allowance for doubtful accounts	$1,333	$4,512		$(1,221)	(a)	$4,624
Reserve for sales returns and allowances	8,348	11,280	(c)	(7,239)	(b)	12,389
	$9,681	$15,792		$(8,460)		$17,013
(a)Uncollectible accounts written off, net of recoveries.
(b)Allowances granted.
(c)Charged to net sales.

S-1