Form 10-Q
period 2023-03-31
LIFETIME BRANDS, INC
filed 2023-05-10
CIK 874396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding as of April 30, 2023 was 21,693,322.

LIFETIME BRANDS, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2023

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$40,958	$23,598
Accounts receivable, less allowances of $15,832 at March 31, 2023 and $14,606 at December 31, 2022	124,653	141,195
Inventory	209,858	222,209
Prepaid expenses and other current assets	11,400	13,254
Income taxes receivable	1,434	—
TOTAL CURRENT ASSETS	388,303	400,256
PROPERTY AND EQUIPMENT, net	18,076	18,022
OPERATING LEASE RIGHT-OF-USE ASSETS	73,306	74,869
INVESTMENTS	10,411	12,516
INTANGIBLE ASSETS, net	210,247	213,887
OTHER ASSETS	5,991	6,338
TOTAL ASSETS	$706,334	$725,888
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturity of term loan	$7,591	$—
Accounts payable	30,953	38,052
Accrued expenses	68,110	77,602
Income taxes payable	—	224
Current portion of operating lease liabilities	13,722	14,028
TOTAL CURRENT LIABILITIES	120,376	129,906
OTHER LONG-TERM LIABILITIES	14,943	14,995
INCOME TAXES PAYABLE, LONG-TERM	1,588	1,591
OPERATING LEASE LIABILITIES	75,063	76,420
DEFERRED INCOME TAXES	9,564	9,607
REVOLVING CREDIT FACILITY	20,520	10,424
TERM LOAN	235,619	242,857
STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value, shares authorized: 100 shares of Series A and 2,000,000 shares of Series B; none issued and outstanding	—	—
Common stock, $0.01 par value, shares authorized: 50,000,000 at March 31, 2023 and December 31, 2022; shares issued and outstanding: 21,690,766 at March 31, 2023 and 21,779,799 at December 31, 2022	217	218
Paid-in capital	275,004	274,579
(Accumulated deficit) retained earnings	(11,126)	1,145
Accumulated other comprehensive loss	(35,434)	(35,854)
TOTAL STOCKHOLDERS’ EQUITY	228,661	240,088
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$706,334	$725,888
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Net sales	$145,435	$182,717
Cost of sales	91,593	119,649
Gross margin	53,842	63,068
Distribution expenses	16,885	19,225
Selling, general and administrative expenses	37,907	39,488
Restructuring expenses	856	—
(Loss) income from operations	(1,806)	4,355
Interest expense	(5,336)	(3,767)
Mark to market (loss) gain on interest rate derivatives	(234)	1,049
(Loss) income before income taxes and equity in (losses) earnings	(7,376)	1,637
Income tax benefit (provision)	1,348	(1,673)
Equity in (losses) earnings, net of taxes	(2,777)	416
NET (LOSS) INCOME	$(8,805)	$380
BASIC (LOSS) INCOME PER COMMON SHARE	$(0.41)	$0.02
DILUTED (LOSS) INCOME PER COMMON SHARE	$(0.41)	$0.02

See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Net (loss) income	$(8,805)	$380
Other comprehensive income, net of taxes:
Translation adjustment	1,561	(116)
Net change in cash flow hedges	(1,153)	608
Effect of retirement benefit obligations	12	29
Other comprehensive income, net of taxes	420	521
Comprehensive (loss) income	$(8,385)	$901
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common stock		Paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2022	21,780	$218	$274,579	$1,145	$(35,854)	$240,088
Net loss	—	—	—	(8,805)	—	(8,805)
Other comprehensive income, net of taxes	—	—	—	—	420	420
Performance shares issued to employees	120	1	(1)	—	—	—
Net issuance of restricted shares granted to employees	185	2	(2)	—	—	—
Stock compensation expense	—	—	866	—	—	866
Shares effectively repurchased for required employee withholding taxes	(74)	(1)	(438)	—	—	(439)
Stock repurchase	(320)	(3)	—	(2,536)	—	(2,539)
Dividends (1)	—	—	—	(930)	—	(930)
BALANCE AT MARCH 31, 2023	21,691	$217	$275,004	$(11,126)	$(35,434)	$228,661

	Common stock		Paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2021	22,018	$220	$271,556	$17,419	$(33,549)	$255,646
Net income	—	—	—	380	—	380
Other comprehensive income, net of taxes	—	—	—	—	521	521
Performance shares issued to employees	167	2	(2)	—	—	—
Net issuance of restricted shares granted to employees	207	2	(2)	—	—	—
Stock compensation expense	—	—	1,151	—	—	1,151
Net exercise of stock options	22	—	233	—	—	233
Shares effectively repurchased for required employee withholding taxes	(45)	—	(568)	—	—	(568)
Stock repurchase	(51)	(1)	(670)	—	—	(671)
Dividends (1)	—	—	—	(960)	—	(960)
BALANCE AT MARCH 31, 2022	22,318	$223	$271,698	$16,839	$(33,028)	$255,732
(1) Cash dividends declared per share of common stock were $0.0425 and $0.0425 in the three months ended March 31, 2023 and 2022, respectively.
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES
Net (loss) income	$(8,805)	$380
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	4,870	4,899
Amortization of financing costs	477	426
Mark to market loss (gain) on interest rate derivatives	234	(1,049)
Non-cash lease adjustment	(713)	(335)
Provision (recovery) for doubtful accounts	1,643	(219)
Stock compensation expense	861	1,174
Undistributed losses (earnings) from equity investment, net of taxes	2,777	(416)
Changes in operating assets and liabilities (excluding the effects of business acquisitions)
Accounts receivable	15,336	59,657
Inventory	13,368	(2,086)
Prepaid expenses, other current assets and other assets	1,811	(181)
Accounts payable, accrued expenses and other liabilities	(18,085)	(50,021)
Income taxes receivable	(1,434)	—
Income taxes payable	(235)	1,175
NET CASH PROVIDED BY OPERATING ACTIVITIES	12,105	13,404
INVESTING ACTIVITIES
Purchases of property and equipment	(511)	(382)
Acquisition	—	(17,977)
NET CASH USED IN INVESTING ACTIVITIES	(511)	(18,359)
FINANCING ACTIVITIES
Proceeds from revolving credit facility	18,357	57,395
Repayments of revolving credit facility	(8,680)	(57,315)
Repayments of term loan	—	(6,216)
Payments for finance lease obligations	(7)	(9)
Payments of tax withholding for stock based compensation	(439)	(568)
Proceeds from the exercise of stock options	—	233
Payments for stock repurchase	(2,539)	(671)
Cash dividends paid	(985)	(1,004)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	5,707	(8,155)
Effect of foreign exchange on cash	59	(26)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,360	(13,136)
Cash and cash equivalents at beginning of period	23,598	27,982
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$40,958	$14,846
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
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
These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
The Company’s business and working capital needs are seasonal, with a majority of sales occurring in the third and fourth quarters. In 2022 and 2021, net sales for the third and fourth quarters accounted for 54% and 56% of total annual net sales, respectively. The current market conditions and shifts in both consumer and retailer purchasing patterns has impacted the seasonality of the Company's net sales compared to historical trends. In anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period. In 2023, the Company's inventory trends may deviate from historical trends due to a change in inventory strategy to react to the current market conditions impacting the Company and retailers.
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
March 31, 2023
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
Accounts receivable
The Company periodically reviews the collectability of its accounts receivable and establishes allowances for estimated credit losses that could result from the inability of its customers to make required payments, taking into consideration customer credit history and financial condition, industry and market segment information, credit reports, and expectations of current and future economic conditions. A considerable amount of judgment is required to assess the ultimate realization of these receivables, including assessing the initial and on-going creditworthiness of the Company’s customers.
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
Receivable purchase agreement
The Company has an uncommitted Receivables Purchase Agreement with HSBC Bank USA, National Association (“HSBC”) as Purchaser (the “Receivables Purchase Agreement”). The sale of accounts receivable, under the Receivables Purchase Agreement with HSBC, is excluded from the Company’s unaudited condensed consolidated balance sheets at the time of sale and the related sale expense is included in selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations. The Company did not sell receivables to HSBC during the three months ended March 31, 2023. Pursuant to the Receivable Purchase Agreement, the Company sold to HSBC $46.3 million of receivables during the three months ended March 31, 2022. Charges of $0.1 million related to the sale of the receivables are included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2022. At March 31, 2023 and 2022, zero and $28.1 million, respectively, of receivables sold were outstanding and due to HSBC from customers.
At March 31, 2023, $21.9 million of accounts receivables were available for sale to HSBC, net of applicable charges.
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
The components of inventory were as follows (in thousands):

	March 31, 2023	December 31, 2022
Finished goods	$200,093	$213,450
Work in process	145	70
Raw materials	9,620	8,689
Total	$209,858	$222,209

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(unaudited)
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(unaudited)
In the fourth quarter of 2022, the Company's U.S. segment incurred $0.4 million of restructuring expense in connection with the reorganization the U.S. segment's sales management structure. At March 31, 2023, the accrual balance was $0.3 million, and the remaining payments are expected to be paid within fiscal year 2023.
During the three months ended March 31, 2023, the Company incurred $0.8 million of unallocated corporate expense related to the termination payment with its Executive Chairman, Jeffrey Siegel. On November 1, 2022, the Company entered into a transition agreement with its Executive Chairman, Jeffrey Siegel, which terminated his employment with the Company, effective March 31, 2023. The employment agreement provided for a one-time termination payment. The one-time payment of $1.4 million was recognized over the remaining employment period with $0.6 million recognized in the fourth quarter of 2022. At March 31, 2023, the accrual balance was $1.4 million. The termination payment was paid on April 7, 2023.
Adoption of new accounting pronouncements
Effective January 1, 2023, the Company adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments. This guidance introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses, to include historical experience, current conditions and reasonable and supportable forecasts. The Company adopted this guidance on a modified retrospective basis and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.
New accounting pronouncements
All recent accounting pronouncements were assessed and either determined to not be applicable or are expected to have a minimal effect on the Company’s financial position, results of operations, and disclosures.
NOTE 2 —REVENUE
The Company sells products wholesale, to retailers and distributors, and sells products retail, directly to consumers. Wholesale sales and retail sales are recognized at the point in time the customer obtains control of the products in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products. To indicate the transfer of control, the Company must have a present right to payment, legal title must have passed to the customer, the customer must have the significant risks and rewards of ownership, and where acceptance is not a formality, the customer must have accepted the product or service. The Company’s principal terms of sale are Free On Board (“FOB”) Shipping Point, or equivalent, and, as such, the Company primarily transfers control and records revenue for product sales upon shipment. Sales arrangements with delivery terms that are not FOB Shipping Point are not recognized upon shipment and the transfer of control for revenue recognition is evaluated based on the associated shipping terms and customer obligations. Shipping and handling fees that are billed to customers in sales transactions are included in net sales and amounted to $0.5 million and $1.0 million for the three months ended March 31, 2023 and 2022, respectively. Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(unaudited)
The following tables present the Company’s net sales disaggregated by segment, product category and geographic region for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended
	March 31,
	2023	2022
U.S. segment
Kitchenware	$85,732	$114,130
Tableware	23,999	26,577
Home Solutions	23,754	25,511
Total U.S. segment	133,485	166,218

International segment	11,950	16,499
Total net sales	$145,435	$182,717

United States	$127,246	$159,402
United Kingdom	8,612	10,786
Rest of World	9,577	12,529
Total net sales	$145,435	$182,717

NOTE 3 —ACQUISITIONS
S’well
On March 2, 2022, the Company acquired certain assets of Can't Live Without It, LLC. (dba S’well Bottle and which the Company refers to as “S’well”). The Company paid cash consideration of $18.0 million. The transaction also includes up to $5.0 million in contingent consideration, subject to the acquired brand reaching certain milestones.
The purchase price was comprised of the following (in thousands):

Cash paid(1)	$17,956
Value of contingent consideration	650
Total purchase price	$18,606
(1) Reflects final working capital adjustment of $21k pursuant to the terms of the Asset Purchase Agreement.
The value of contingent consideration represents the present value of estimated contingent payments of $0.7 million, related to the attainment of certain net sales contribution targets for the year 2024. Acquisition related costs of $0.9 million were recorded within selling, general and administrative expenses in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2022.
The purchase price was allocated based on the Company’s final estimate of the fair values of the assets acquired and liabilities assumed at the acquisition date, as follows (in thousands):

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(unaudited)

Purchase Price Allocation
Accounts receivable	$2,280
Inventory	4,005
Fixed assets	40
Intangible assets	13,000
Goodwill	2,966
Accounts payable and accrued expenses	(3,685)
Total allocated value	$18,606
The acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with FASB ASC Topic 805, Business Combinations (“ASC Topic 805”), which established a new basis of accounting for all identifiable assets acquired and liabilities assumed at fair value.
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
MPA International, LP
On May 3, 2023, the Company executed an asset purchase agreement to acquire the assets of MPA International, LP (a U.S. based company) and its subsidiary, Compania de Servicios de Manufactura de la Frontera, S. de R.L. de C.V (COSMA). The estimated purchase price is approximately $0.4 million, with the asset purchases and transfers expected to occur in the second and third quarter of 2023. The acquisition will result in the Company having manufacturing operations in Mexico in the form of a maquiladora producing a variety of plastic molded products, primarily for the Company’s kitchenware products.
NOTE 4 — LEASES
The Company has operating leases for corporate offices, distribution facilities, a manufacturing plant, and certain vehicles.
The components of lease expense for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease expenses(1):
Fixed lease expense	$4,174	$4,408
Variable lease expense	1,426	1,171
Total	$5,600	$5,579
(1) Expenses are recorded within distribution expenses and selling, general and administrative expenses on the unaudited condensed consolidated statement of operations.
Supplemental cash flow information for lease related liabilities and assets for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$4,887	$4,743

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(unaudited)

	Three Months Ended March 31,
	2023	2022
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,184	$1,528
The aggregate future lease payments for operating leases as of March 31, 2023 were as follows (in thousands):

Operating
2023 (excluding the three months ended March 31, 2023)	$14,146
2024	18,497
2025	17,894
2026	17,159
2027	13,024
2028	11,630
Thereafter	15,884
Total lease payments	108,234
Less: Interest	(19,449)
Present value of lease payments	$88,785
Average lease terms and discount rates were as follows:

March 31, 2023
Operating leases:
Weighted-average remaining lease term (years)	6.4
Weighted-average discount rate	6.3%
NOTE 5 —INVESTMENTS
As of March 31, 2023, the Company owned 24.7% of the outstanding capital stock of Grupo Vasconia S.A.B. (“Vasconia”), an integrated manufacturer of aluminum products and one of Mexico’s largest housewares companies. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange. The Quotation Key is VASCONI. The Company accounts for its investment in Vasconia using the equity method of accounting and records its proportionate share of Vasconia’s net income in the Company’s condensed consolidated statements of operations. Accordingly, the Company has recorded its proportionate share of Vasconia’s net income (reduced for amortization expense related to the customer relationships acquired) for the three months ended March 31, 2023 and 2022 in the accompanying unaudited condensed consolidated statements of operations.
The value of the Company’s investment balance has been translated from Mexican Pesos (“MXN”) to U.S. Dollars (“USD”) using the spot rates of MXN 18.06 and MXN 19.47 at March 31, 2023 and December 31, 2022, respectively.
The Company’s proportionate share of Vasconia’s net (loss) income has been translated from MXN to USD using the following exchange rates:

	Three Months Ended March 31,
	2023	2022
Average exchange rate (USD to MXN)	18.66	20.50

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(unaudited)
The effect of the translation of the Company’s investment, as well as the translation of Vasconia’s balance sheet, resulted in an increase to the investment of $0.7 million and $0.1 million during the three months ended March 31, 2023 and 2022, respectively. These translation effects are recorded in accumulated other comprehensive loss.
Summarized income statement information for the three months ended March 31, 2023 and 2022 for Vasconia in USD and MXN is as follows (in thousands):

	Three Months Ended March 31,
	2023		2022
	USD	MXN	USD	MXN
Net sales	$40,741	$760,230	$64,318	$1,318,513
Gross profit	8,656	161,513	14,420	295,618
(Loss) income from operations	(1,007)	(18,784)	4,685	96,040
Net (loss) income	(2,931)	(54,696)	1,731	35,479
The Company recorded equity in (losses) earnings of Vasconia, net of taxes, of $(0.7) million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively.
Included within the Company's unaudited condensed consolidated balance sheets were the following amounts due to and due from Vasconia (in thousands):

Vasconia due to and due from balances	Balance Sheet Location	March 31, 2023	December 31, 2022
Amounts due from Vasconia	Prepaid expenses and other current assets	$31	$48
Amounts due to Vasconia	Accrued expenses and Accounts payable	(27)	(16)
The fair value (based on Level 1 inputs using the quoted stock price) of the Company’s investment in Vasconia declined in the first quarter of 2023. As a result of the decline in the quoted stock price and the quarterly decline in the operating results of Vasconia, the Company determined the decline in fair value was other than temporary. The Company reduced its investment by $2.1 million during the three months ended March 31, 2023 to its fair value, and recognized the non-cash impairment charge within equity in (losses) earnings in the unaudited condensed consolidated statement of operations. The carrying value of the Company’s investment in Vasconia, after the recorded impairment, was $10.4 million as of March 31, 2023.
As of December 31, 2022, the fair value (based on Level 1 inputs using the quoted stock price) of the Company’s investment in Vasconia was $15.0 million, respectively. The carrying value of the Company’s investment in Vasconia was $12.5 million as of December 31, 2022.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(unaudited)
NOTE 6 — INTANGIBLE ASSETS
Intangible assets consisted of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023			December 31, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill(1)	$33,237	$—	$33,237	$33,237	$—	$33,237
Indefinite-lived intangible assets:
Trade names	49,600	—	49,600	49,600	—	49,600
Finite-lived intangible assets:
Licenses	15,847	(11,768)	4,079	15,847	(11,654)	4,193
Trade names(2)	54,830	(20,958)	33,872	54,785	(20,030)	34,755
Customer relationships(2)	143,157	(56,097)	87,060	143,157	(53,586)	89,571
Other (2)	5,863	(3,464)	2,399	5,856	(3,325)	2,531
Total	$302,534	$(92,287)	$210,247	$302,482	$(88,595)	$213,887
(1)The gross and net value at March 31, 2023 and December 31, 2022 reflect a reduction of $91.7 million in impairment charges on goodwill and $1.0 million in impairment charges on indefinite-lived intangible assets.
(2)The gross value and accumulated amortization at March 31, 2023 reflect a reduction of $44.1 million and $(29.3) million, respectively, for the net $14.8 million previous impairment charge on finite-lived intangible assets within the international segment and a $6.5 million reduction in gross value for previous impairment charges on finite-lived intangible assets within the U.S. segment.
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
The Company’s loan agreement, dated as of March 2, 2018, (the “Term Loan” and together with the ABL Agreement, the “Debt Agreements”) provides for a senior secured term loan credit in the original principal amount of $275.0 million, which matures on February 28, 2025. On December 29, 2022, the Company entered into Amendment No. 1 to the Term Loan, which replaces the LIBOR-based interest rates with SOFR-based interest rates and modifies the provisions for determining the alternative rate of interest upon the occurrence of certain events relating to the availability of interest rate benchmarks. The Term Loan requires the Company to make an annual prepayment of principal based upon a percentage of the Company's excess cash flow, (“Excess Cash Flow”), if any. The percentage applied to the Company’s excess cash flow is based on the Company’s Total Net Leverage Ratio (as defined in the Debt Agreements). When an Excess Cash Flow payment is required, each lender has the option to decline a portion or all of the prepayment amount payable to it. An estimate of the amount of the Excess Cash Flow payment is recorded in current maturity of term loan on the unaudited condensed consolidated balance sheets. Additionally, the Term Loan requires quarterly payments, which commenced on June 30, 2018, of principal equal to 0.25% of the original aggregate principal amount of the Term Loan, which payments are to be adjusted from time to time to account for prepayments made. Per the Term Loan, when the Company makes an Excess Cash Flow payment, the payment is first applied to satisfy the next eight (8) scheduled future quarterly required payments of the Term Loan in order of maturity and then to the remaining scheduled installments on a pro rata basis. The quarterly principal payments have been satisfied through maturity of the Term Loan by the annual Excess Cash Flow payments made to date.
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(unaudited)
leverage ratio, as defined in and computed on a pro forma basis pursuant to the Term Loan, after giving effect to such increase, is no greater than 3.75 to 1.00, subject to certain limitations and for the period defined pursuant to the Term Loan but not to mature earlier than the maturity date of the then existing term loans.
As of March 31, 2023 and December 31, 2022, the total availability under the ABL Agreement was as follows (in thousands):

	March 31, 2023	December 31, 2022
Maximum aggregate principal allowed	$165,628	$189,411
Outstanding borrowings under the ABL Agreement	(20,520)	(10,424)
Standby letters of credit	(3,090)	(2,765)
Total availability under the ABL Agreement	$142,018	$176,222

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
The current and non-current portions of the Company’s Term Loan included in the condensed consolidated balance sheets were as follows (in thousands):

	March 31, 2023	December 31, 2022
Current portion of Term Loan:
Estimated Excess Cash Flow principal payment	$9,000	$—
Estimated unamortized debt issuance costs	(1,409)	—
Total Current portion of Term Loan	$7,591	$—

Non-current portion of Term Loan:
Term Loan, net of current portion	$236,911	$245,911
Estimated unamortized debt issuance costs	(1,292)	(3,054)
Total Non-current portion of Term Loan	$235,619	$242,857
The estimated Excess Cash Flow principal payment recorded at March 31, 2023 represents the Company’s estimate for the 2024 Excess Cash Flow Payment. There was no Excess Cash Flow payment due in 2023.
The Company’s payment obligations under its Debt Agreements are unconditionally guaranteed by its existing and future U.S. subsidiaries with certain minor exceptions. Certain payment obligations under the ABL Agreement are also direct obligations of its foreign subsidiary borrowers designated as such under the ABL Agreement and, subject to limitations on such guaranty, are guaranteed by the foreign subsidiary borrowers, as well as by the Company. The obligations of the foreign subsidiary borrowers under the ABL Agreement are secured by security interests in substantially all of the assets of, and stock in, such foreign subsidiary borrowers, subject to certain limitations. The obligations of the Company under the Debt Agreements and any hedging arrangements and cash management services and the guarantees by its domestic subsidiaries in respect of those obligations are secured by security interests in substantially all of the assets and stock (but in the case of foreign subsidiaries, limited to 65% of the capital stock in first-tier foreign subsidiaries and not including the stock of subsidiaries of such first-tier foreign subsidiaries) owned by the Company and the U.S. subsidiary guarantors, subject to certain exceptions. Such security interests consist of (1) a first-priority lien, subject to certain permitted liens, with respect to certain assets of the Company and certain of its subsidiaries (the “ABL Collateral”) pledged as collateral in favor of lenders under the ABL Agreement and a second-priority lien in the ABL Collateral in favor of the lenders under the Term Loan (2) a first-priority lien, subject to certain permitted liens, with respect to certain assets of the Company and certain of its subsidiaries (the “Term Loan Collateral”)

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(unaudited)
pledged as collateral in favor of lenders under the Term Loan and a second-priority lien in the Term Loan Collateral in favor of the lenders under the ABL Agreement.
Borrowings under the revolving credit facility bear interest, at the Company’s option, at one of the following rates: (i) an alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.5% or one-month Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus 1.0% as of a specified date in advance of the determination, but in each case not less than 1.0%, plus a margin of 0.25% to 0.50%, or (ii) Adjusted Term SOFR, which is the Term SOFR Rate for the selected 1, 3 or 6 month interest period plus 0.10% (or Euro Interbank Offered Rate “EURIBOR” for borrowings denominated in Euro; or Sterling Overnight Index Average “SONIA” for borrowings denominated in Pounds Sterling), but in each case not less than zero, plus a margin of 1.25% to 1.50%. The respective margins are based upon average quarterly availability, as defined in and computed pursuant to the ABL Agreement. In addition, the Company pays a commitment fee of 0.20% to 0.25% per annum based on the average daily unused portion of the aggregate commitment under the ABL Agreement. The interest rate on outstanding borrowings under the ABL Agreement at March 31, 2023 was between 4.18% and 4.21%. The Company paid a commitment fee of 0.25% during the three months ended March 31, 2023.
The Term Loan bears interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of (x) the prime rate, (y) a federal funds and overnight bank funding based rate plus 0.5% or (z) one-month Adjusted Term SOFR, but not less than 1.0%, plus 1.0%, plus a margin of 2.5% or (ii) SOFR for the applicable interest period, multiplied by any statutory reserve rate, but not less than 1.0%, plus a margin of 3.5%. The interest rate on outstanding borrowings under the Term Loan at March 31, 2023 was 8.42%.
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
The Company was in compliance with the covenants of the Debt Agreements at March 31, 2023.
The Company expects that it will continue to borrow, subject to availability, and repay funds under the ABL Agreement based on working capital and other corporate needs.
NOTE 8 — DERIVATIVES
Interest Rate Swap Agreements
The Company’s total outstanding notional value of interest rate swaps was $25.0 million at March 31, 2023. These non-designated interest rate swaps were entered into in June 2019 and serve as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings and expire in February 2025.
The Company’s interest rate swaps that were designated as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings expired in March 2023. The Company has no designated interest rate swaps at March 31, 2023.
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
March 31, 2023
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
The aggregate gross notional value of foreign exchange contracts at March 31, 2023 was $8.3 million. These foreign exchange contracts have been designated as hedges in order to apply hedge accounting.
The Company is exposed to market risks as well as changes in foreign currency exchange rates as measured against the USD and each other, and to changes to the credit risk of derivative counterparties. The Company attempts to minimize these risks primarily by using foreign currency forward contracts and by maintaining counterparty credit limits. These hedging activities provide only limited protection against currency exchange and credit risk. Factors that could influence the effectiveness of the Company’s hedging programs include those impacting currency markets and the availability of hedging instruments and liquidity of the credit markets. All foreign currency forward contracts that the Company enters into are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure. The Company does not enter into such contracts for speculative purposes, and as of March 31, 2023, the Company did not have any foreign currency forward contract derivatives that are not designated as hedges. These foreign exchange contracts have been designated as hedges in to order to apply hedge accounting.
The fair values of the Company’s derivative financial instruments included in the condensed consolidated balance sheets are presented as follows (in thousands):

Derivatives designated as hedging instruments	Balance Sheet Location	March 31, 2023	December 31, 2022
Interest rate swaps	Prepaid expenses and other current assets	$—	$122
Foreign exchange contracts	Accrued expenses	369	260

Derivatives not designated as hedging instruments	Balance Sheet Location	March 31, 2023	December 31, 2022
Interest rate swaps	Other assets	$1,058	$1,292
The fair values of the interest rate swaps have been obtained from the counterparties to the agreements and were based on Level 2 observable inputs using proprietary models and estimates about relevant future market conditions. The fair values of the foreign exchange contracts were based on Level 2 observable inputs using quoted market prices for similar assets in an active market. The counterparties to the derivative financial instruments are major international financial institutions. The Company is exposed to credit risk for the net exchanges under these agreements, but not for the notional amounts. As of March 31, 2023, the Company did not anticipate non-performance by any of its counterparties.
The amounts of gains and losses, realized and unrealized, related to the Company’s derivative financial instruments designated as hedging instruments are recognized in other comprehensive income, net of taxes, as follows (in thousands):

	Three Months Ended March 31,
Derivatives designated as hedging instruments	2023	2022
Interest rate swaps	$(120)	$283
Foreign exchange contracts	(1,033)	325
	$(1,153)	$608
Realized gains and losses on the interest rate swaps that are reported in other comprehensive income are reclassified into earnings as the interest expense on the debt is recognized. The Company’s interest rate swaps that were designated as hedging instruments had an aggregate notional value of $25.0 million and matured during the three months ended March 31, 2023.
Realized gains and losses on foreign exchange contracts that are reported in other comprehensive income are reclassified into cost of sales as the underlying inventory purchased is sold.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(unaudited)
During the three months ended March 31, 2023, the Company reclassified $0.9 million of cash flow hedges in accumulated other comprehensive losses to earnings. This was comprised of a gain of $0.1 million related to realized interest rate swap and a gain of $0.8 million related to foreign exchange contracts recognized in cost of sales. At March 31, 2023, the estimated amount of existing net losses expected to be reclassified into earnings within the next 12 months was $0.3 million.
During the three months ended March 31, 2022, the Company reclassified $0.1 million of cash flow hedges in accumulated other comprehensive losses to earnings. This was comprised of $0.2 million related to realized interest rate swap losses and a gain of $0.1 million related to foreign exchange contracts recognized in cost of sales.
Interest and mark to market (losses) gains related to the Company’s derivative financial instruments not designated as hedging instruments that were recognized in earnings are as follows (in thousands):

		Three Months Ended March 31,
Derivatives not designated as hedging instruments	Location of gain (loss)	2023	2022
Interest rate swaps	Mark to market (loss) gain on interest rate derivatives	$(234)	$1,049
	Interest expense	165	(111)
		$(69)	$938

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(unaudited)
NOTE 9 — STOCK COMPENSATION
As of March 31, 2023, there were 652,923 shares available for the grant of awards under the Company's Amended and Restated 2000 Long Term Incentive Plan (“Plan”), assuming maximum performance of performance-based awards.
Option Awards
A summary of the Company’s stock option activity and related information for the three months ended March 31, 2023 is as follows:

	Options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Options outstanding, January 1, 2023	1,065,750	$13.66
Grants	50,000	5.92
Cancellations	(3,375)	11.22
Expirations	(1,750)	9.71
Options outstanding, March 31, 2023	1,110,625	13.32	4.4	$—
Options exercisable, March 31, 2023	965,875	$13.93	3.7	$—
Total unrecognized stock option expense remaining (in thousands)	$506
Weighted-average years expected to be recognized over	2.0
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their stock options on March 31, 2023. The intrinsic value is calculated for each in-the-money stock option as the difference between the closing price of the Company’s common stock on March 31, 2023 and the exercise price.
On March 8, 2023, the exercise period for the Executive Chairman’s outstanding vested stock options were extended to remain exercisable until ninety days following termination of his service on the Company's Board of Directors. The outstanding stock options remain subject to original expiration dates of such awards. The Company recorded $0.1 million of stock compensation expense in connection with this extension during the three months ended March 31, 2023.
Restricted Stock
A summary of the Company’s restricted stock activity and related information for the three months ended March 31, 2023 is as follows:

	Restricted Shares	Weighted- average grant date fair value
Non-vested restricted shares, January 1, 2023	484,143	$11.79
Grants	191,075	5.92
Vested	(94,608)	13.09
Cancellations	(5,938)	11.15
Non-vested restricted shares, March 31, 2023	574,672	$9.63
Total unrecognized compensation expense remaining (in thousands)	$4,565
Weighted-average years expected to be recognized over	1.8
The total fair value of restricted stock that vested during the three months ended March 31, 2023 was $0.6 million.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
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
A summary of the Company’s performance-based award activity and related information for the three months ended March 31, 2023 is as follows:

	Performance- based stock awards (1)	Weighted- average grant date fair value
Non-vested performance-based awards, January 1, 2023	400,302	$11.56
Grants	191,075	5.92
Achieved performance over target (2)	16,942	6.36
Vested	(119,739)	6.36
Cancellations	(762)	14.18
Non-vested performance-based awards, March 31, 2023	487,818	$10.44
Total unrecognized compensation expense remaining (in thousands)(3)	$1,709
Weighted-average years expected to be recognized over	2.0
(1)Represents the target number of shares to be issued for each performance-based award.
(2)Represents the number of shares earned over target for performance-based awards granted in 2020 based on performance goals attained. These awards vested in the three months ended March 31, 2023.
(3)The performance metric for the performance-based awards granted in 2022 is not probable of achievement. Therefore, no compensation expense has been recorded on these awards.
The total fair value of performance-based awards that vested during the three months ended March 31, 2023 was $0.7 million.
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
A summary of the Company’s cash-settled performance-based awards activity and related information for the three months ended March 31, 2023 is as follows:

	Cash-settled performance-based awards (1)	Weighted- average fair value
Non-vested cash-settled performance-based awards, January 1, 2023	85,776	$7.59
Cancellations	(1,561)	5.88
Non-vested cash-settled performance-based awards, March 31, 2023	84,215	$5.88
Total unrecognized compensation expense remaining (in thousands)(2)	$—
Weighted-average years expected to be recognized over	0.0
(1) Represents the target number of units to be settled in cash.
(2) The performance metric for the cash-settled performance-based awards granted in 2022 is not probable of achievement. Therefore, no compensation expense has been recorded on these awards.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(unaudited)
The Company recorded stock compensation expense as follows (in thousands):

	Three Months Ended March 31,
Stock Compensation Expense Components	2023	2022
Equity based stock option expense	$129	$87
Restricted and performance-based stock awards expense	737	1,064
Stock compensation expense for equity based awards	$866	$1,151
Liability based stock option expense	(5)	(5)
Cash-settled performance-based awards expense	—	28
Total Stock Compensation Expense	$861	$1,174

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
The calculations of basic and diluted (loss) income per common share for the three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands, except per share amounts)
Net (loss) income – Basic and Diluted	$(8,805)	$380
Weighted-average shares outstanding – Basic	21,225	21,755
Effect of dilutive securities:
Stock options and other stock awards	—	393
Weighted-average shares outstanding – Diluted	21,225	22,148
Basic (loss) income per common share	$(0.41)	$0.02
Diluted (loss) income per common share	$(0.41)	$0.02
Antidilutive Securities(1)	1,581	430
(1) Stock options and other stock awards that have been excluded from the denominator as their inclusion would have been anti-dilutive.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(unaudited)
NOTE 11— INCOME TAXES
Income tax benefit of $1.3 million and income tax provision of $1.7 million for the three months ended March 31, 2023 and 2022, respectively, represent taxes on both U.S. and foreign earnings at a combined effective income tax benefit rate of 18.3% and income tax provision rate of 102.2%, respectively. The effective tax rate for the three months ended March 31, 2023 differs from the federal statutory income tax rate of 21.0% primarily due to state and local tax expense, the impact of non-deductible expenses, and foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance. The effective tax rate for the three months ended March 31, 2022 differs from the federal statutory income tax rate of 21.0% primarily due to state and local tax expense, and foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance.
The Company has identified the following jurisdictions as “major” tax jurisdictions: U.S. Federal, California, Massachusetts, New Jersey, New York and the United Kingdom.
The Company evaluates its tax positions on a quarterly basis and revises its estimates accordingly. There were no material changes to the Company’s uncertain tax positions, interest, or penalties during the three-month periods ended March 31, 2023 and March 31, 2022.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(unaudited)
NOTE 12 – BUSINESS SEGMENTS
The Company has two reportable segments, U.S. and International. The Company has segmented its operations to reflect the manner in which management reviews and evaluates the results of its operations. The U.S. segment includes the Company’s primary domestic business that designs, markets and distributes its products to retailers, distributors and directly to consumers through its own websites. The International segment consists of certain business operations conducted outside the U.S. Management evaluates the performance of the U.S. and International segments based on net sales and (loss) income from operations. Such measures give recognition to specifically identifiable operating costs such as cost of sales, distribution expenses and selling, general and administrative expenses. Certain general and administrative expenses, such as senior executive salaries and benefits, stock compensation, director fees, and accounting, legal fees and consulting fees, are not allocated to the specific segments and are reflected as unallocated corporate expenses.

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net sales
U.S.	$133,485	$166,218
International	11,950	16,499
Total net sales	$145,435	$182,717
(Loss) income from operations
U.S.	$5,954	$14,326
International	(1,892)	(4,118)
Unallocated corporate expenses	(5,868)	(5,853)
(Loss) income from operations	$(1,806)	$4,355
Depreciation and amortization
U.S.	$4,618	$4,549
International	252	350
Total depreciation and amortization	$4,870	$4,899

	March 31, 2023	December 31, 2022
	(in thousands)
Assets
U.S.	$570,383	$608,496
International	93,559	93,794
Unallocated corporate	42,392	23,598
Total Assets	$706,334	$725,888

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
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
On August 13, 2015, the EPA released its remedial investigation and feasibility study (“RI/FS”) for the Site. On December 11, 2015, the EPA issued the Record of Decision (“ROD”) for an initial operable unit (“OU-1”), electing to implement its preferred remedy which consists of soil vapor extraction and dual-phase extraction/in-situ treatment. This selected remedy includes soil vapor extraction (“SVE”) to address soil (vadose zone) source areas at the Site, impermeable cover as necessary for the implementation of SVE, dual phase extraction in the shallow saprolite zone, and in-situ treatment as needed to address residual sources. The EPA’s total net present worth estimated cost for its selected remedy is $7.3 million. In February 2017, the EPA indicated that it planned to expand its field investigation for the RI/FS to a second operable unit (“OU-2”) to determine the nature and extent of the groundwater contamination at and from the Site and to determine the nature of the remedial action needed to address the contamination. The EPA requested access to the property occupied by WSPR to install monitoring wells and to undertake groundwater sampling as part of this expanded investigation. WSPR consented to the EPA’s access request, provided that the EPA received PRIDCO’s consent as the property owner. WSPR never used the primary contaminant of concern and did not take up its tenancy at the Site until after the EPA had discovered the contamination in the local water supply. The EPA has also issued notices of potential liability to a number of other entities affiliated with the Site, which used the contaminants of concern.
In December 2018, the Company, WSPR, and other identified potentially responsible parties affiliated with the Site entered into tolling agreements with the U.S. government to extend the statute of limitations for potential claims for the recovery of response costs for the initial operable unit under Section 107 of CERCLA. The tolling agreements have been extended multiple times and currently expire in November 2023. The tolling agreements do not constitute in any way an admission or acknowledgment of any fact, conclusion of law, or liability by the parties to the agreements.
The EPA released its proposed plan for OU-2 in July 2019, and on September 30, 2019, the EPA issued the ROD OU-2. The EPA elected to implement its preferred remedy consisting of in-situ treatment of groundwater and a monitored natural attenuation program including monitoring of the plume fringe at the Site. The EPA’s estimated total net present worth cost for its selected remedy for OU-2 is $17.3 million, and the EPA is currently leading remediation of OU-2.
In August 2021, WSPR received a Notice of Liability for the Site from the Department of Justice on behalf of the EPA, and in September 2021, WSPR responded with a good faith offer to conduct additional testing and remedial design work for OU-1. Since that time, WSPR has been actively participating in negotiations among the U.S. Government (the Department of Justice and the EPA) and other potentially responsible parties with respect to the remedial work at OU-1. WSPR anticipates finalizing a Consent Decree for Remedial Design and Remedial Action at OU-1 in the near term.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(unaudited)
The Company has reserved $5.6 million to cover probable and estimable liabilities with respect to the above remedial design and remedial action for the initial operable unit. However, it is not possible at this time for the Company to estimate its share of its ultimate liability for the Site. In the event of one or more adverse determinations related to this matter, it is possible that the ultimate liability resulting from this matter and the impact on the Company’s results of operations could be material.
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
In the event CBP accepts the evidence presented, then no additional duties or penalties will be owed. If CBP rejects the Company’s position, then the estimated amount of duties that could be owed is $1.0 million. In such event, it is reasonably possible that additional penalties could be assessed, depending upon the level of culpability found, of up to $2.0 million for negligence and up to $4.0 million for gross negligence. In the event penalties are assessed, the Company will have the opportunity to further contest CBP’s findings and seek cancellation or mitigation of such assessments.
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(unaudited)
NOTE 14 — OTHER
Cash dividends
Dividends declared in the three months ended March 31, 2023 were as follows:

Dividend per share	Date declared	Date of record	Payment date
$0.0425	3/8/2023	5/1/2023	5/15/2023
During the three months ended March 31, 2023, the Company paid dividends of $1.0 million. This included payments made on February 15, 2023 of $0.9 million to stockholders of record on February 1, 2023 and payments of $0.1 million for dividends payable upon the vesting of restricted shares and performance shares.
In the three months ended March 31, 2023, the Company reduced retained earnings for the accrual of $0.9 million relating to the dividend payable on May 15, 2023.
Stock repurchase program
On March 14, 2022, the Company announced that its Board of Directors of the Company authorized the repurchase of up to $20.0 million of the Company’s common stock, replacing the Company’s previously-authorized $10 million share repurchase program. The repurchase authorization permits the Company to effect the repurchases from time to time through open market purchases and privately negotiated transactions. During the three months ended March 31, 2023, the Company repurchased 320,204 shares for a total cost of $2.5 million and thereafter retired the shares. Please see Part II, Item 2—Unregistered Sales of Equity Securities and Use of Proceeds included in this Quarterly Report on Form 10-Q.
Supplemental cash flow information

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,104	$3,275
Cash paid for taxes, net of refunds	320	498

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(unaudited)
Components of accumulated other comprehensive loss, net

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Accumulated translation adjustment:
Balance at beginning of period	$(36,072)	$(31,752)
Translation adjustment during period	1,561	(116)
Balance at end of period	$(34,511)	$(31,868)
Accumulated deferred (losses) gains on cash flow hedges:
Balance at beginning of period	$923	$78
Change in unrealized (losses) gains	(250)	498
Amounts reclassified from accumulated other comprehensive loss:
Settlement of cash flow hedge (1)	(903)	110
Net change in cash flow hedges, net of taxes of $(2), $170	(1,153)	608
Balance at end of period	$(230)	$686
Accumulated effect of retirement benefit obligations:
Balance at beginning of period	$(705)	$(1,875)
Amounts reclassified from accumulated other comprehensive loss: (2)
Amortization of actuarial loss, net of taxes of $(4), $10	12	29
Balance at end of period	$(693)	$(1,846)
Total accumulated other comprehensive loss at end of period	$(35,434)	$(33,028)

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
There are a number of risks and uncertainties that could cause the Company’s actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Important factors that could cause the Company’s actual results to differ materially from those expressed as forward-looking statements include, without limitation, those set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Annual Report on Form 10-K”) in Part I, Item 1A under the heading Risk Factors, and in the Company’s subsequent filings with the U.S. Securities and Exchange Commission (the “SEC”). Such risks, uncertainties and other important factors include, among others, risks related to:
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
The Company markets several product lines within each of its product categories and under most of the Company’s brands, primarily targeting moderate price points through virtually every major level of trade. The Company believes it possesses certain competitive advantages based on its brands, its emphasis on innovation and new product development, and its sourcing capabilities. The Company owns or licenses a number of leading brands in its industry, including Farberware®, Mikasa®, KitchenAid®, Taylor®, Rabbit®, Pfaltzgraff®, Built NY®, Sabatier®, Fred® & Friends, Kamenstein®, and S'well®. Historically, the Company’s sales growth has come from expanding product offerings within its product categories, developing existing brands, acquiring new brands (including complementary brands in markets outside the United States), and establishing new product categories. Key factors in the Company’s growth strategy have been the selective use and management of the Company’s brands and the Company’s ability to provide a stream of new products and designs. A significant element of this strategy is the Company’s in-house design and development teams that create new products, packaging and merchandising concepts.
RECENT DEVELOPMENTS
The global economy is experiencing accelerated inflation, which has in part been caused by the supply chain disruptions and higher consumer spending. The rise in inflation is contributing to higher prices, which may result in higher input cost for products, increased transportation and labor cost and consumer spending and buying patterns. Retailers have responded to the economic challenges by rightsizing inventory levels, and further reducing safety stock and weekly supply on hand. Further, the U.K. economy has been facing unfavorable economic and market conditions, with high inflation and low consumer confidence due to uncertain geopolitical and economic outlooks. The Company has been adversely impacted by these trends in 2022 and these trends have continued in 2023.
BUSINESS SEGMENTS
The Company has two reportable segments, U.S. and International. The Company has segmented its operations to reflect the manner in which management reviews and evaluates the results of its operations. The U.S. segment includes the Company’s primary domestic business that designs, markets and distributes its products to retailers, distributors and directly to consumers through its own websites. The International segment consists of certain business operations conducted outside the U.S. Management evaluates the performance of the U.S. and International segments based on net sales and (loss) income from operations. Such measures give recognition to specifically identifiable operating costs such as cost of sales, distribution expenses and selling, general and administrative expenses. Certain general and administrative expenses, such as senior executive salaries and benefits, stock compensation, director fees, and accounting, legal fees and consulting fees, are not allocated to the specific segments and are reflected as unallocated corporate expenses.
EQUITY INVESTMENTS
As of March 31, 2023, the Company owned 24.7% of the outstanding capital stock of Grupo Vasconia S.A.B. (“Vasconia”), an integrated manufacturer of aluminum products and one of Mexico’s largest housewares companies. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange. The Quotation Key is VASCONI. The Company accounts for its investment in Vasconia using the equity method of accounting and records its proportionate share of

Vasconia’s net income in the Company’s condensed consolidated statements of operations. Accordingly, the Company has recorded its proportionate share of Vasconia’s net income (reduced for amortization expense related to the customer relationships acquired) for the three months ended March 31, 2023 and 2022 in the accompanying unaudited condensed consolidated statements of operations. Pursuant to a Shares Subscription Agreement, the Company may designate four persons to be nominated as members of Vasconia’s Board of Directors (the "Vasconia Board"). As of March 31, 2023, the Vasconia Board was comprised of eleven members, of whom the Company had designated two members. Subsequent to March 31, 2023, the two Company-designated Board members resigned from the Vasconia Board.
SEASONALITY
The Company’s business and working capital needs are seasonal, with a majority of sales occurring in the third and fourth quarters. In 2022 and 2021, net sales for the third and fourth quarters accounted for 54% and 56% of total annual net sales, respectively. The current market conditions and shifts in both consumer and retailer purchasing patterns has impacted the seasonality of the Company's net sales compared to historical trends. In anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period. In 2023, the Company's inventory trends may deviate from historical trends due to a change in inventory strategy to react to the current market conditions impacting the Company and retailers.
Consistent with the seasonality of the Company’s net sales and inventory levels, the Company also experiences seasonality in its inventory turnover and turnover days from one quarter to the next.
CRITICAL ACCOUNTING ESTIMATES
There have been no material changes to the Company’s critical accounting estimates discussed in the 2022 Annual Report on Form 10-K in Item 7 under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.
RESULTS OF OPERATIONS
The following table sets forth statements of operations data of the Company as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Net sales	100.0%	100.0%
Cost of sales	63.0	65.5
Gross margin	37.0	34.5
Distribution expenses	11.6	10.5
Selling, general and administrative expenses	26.1	21.6
Restructuring expenses	0.5	—
(Loss) income from operations	(1.2)	2.4
Interest expense	(3.7)	(2.1)
Mark to market (loss) gain on interest rate derivatives	(0.2)	0.6
(Loss) income before income taxes and equity in (losses) earnings	(5.1)	0.9
Income tax benefit (provision)	0.9	(0.9)
Equity in (losses) earnings, net of taxes	(1.9)	0.2
Net (loss) income	(6.1)%	0.2%

MANAGEMENT’S DISCUSSION AND ANALYSIS
THREE MONTHS ENDED MARCH 31, 2023 COMPARED TO THE THREE MONTHS ENDED
MARCH 31, 2022
Net Sales
Consolidated net sales for the three months ended March 31, 2023 were $145.4 million, representing a decrease of $37.3 million, or 20.4%, as compared to net sales of $182.7 million for the corresponding period in 2022. In constant currency, a non-GAAP financial measure, which excludes the impact of foreign exchange fluctuations and was determined by applying 2023 average rates to 2022 local currency amounts, consolidated net sales decreased by $35.4 million, or 19.6%, as compared to consolidated net sales in the corresponding period in 2022.
Net sales for the U.S. segment for the three months ended March 31, 2023 were $133.5 million, a decrease of $32.7 million, or 19.7%, as compared to net sales of $166.2 million for the corresponding period in 2022.
Net sales for the U.S. segment’s Kitchenware product category were $85.7 million for the three months ended March 31, 2023, a decrease of $28.4 million, or 24.9%, as compared to $114.1 million for the corresponding period in 2022. The decrease was driven by lower sales for kitchen tools and gadgets, cutlery and boards, and bakeware.
Net sales for the U.S. segment’s Tableware product category were $24.0 million for the three months ended March 31, 2023, a decrease of $2.6 million, or 9.8%, as compared to $26.6 million for the corresponding period in 2022. The decrease was across both tableware and flatware sales.
Net sales for the U.S. segment’s Home Solutions product category were $23.8 million for the three months ended March 31, 2023, a decrease of $1.7 million, or 6.7%, as compared to $25.5 million for the corresponding period in 2022. The decrease was in measurement products, partially offset by hydration products sales attributable to S'well and a private label hydration program.
The decrease in the Company's U.S. segment’s net sales occurred in all distribution channels. The decrease was a result of a slowing of replenishment orders as retailers reduce safety stock and weeks of supply. The decline in retailers’ replenishment orders began in the second quarter of 2022. In addition, consumers’ spending reduction on our categories' goods has reduced the market size.
Net sales for the International segment were $11.9 million for the three months ended March 31, 2023, a decrease of $4.6 million, or 27.9%, as compared to net sales of $16.5 million for the corresponding period in 2022. In constant currency, which excludes the impact of foreign exchange fluctuations, net sales decreased $2.6 million, or 18.1%, as compared to consolidated net sales in the corresponding period in 2022. The decrease was due to similar factors as experienced in the U.S. segment.
Gross margin
Gross margin for the three months ended March 31, 2023 was $53.8 million, or 37.0%, as compared to $63.1 million, or 34.5%, for the corresponding period in 2022.
Gross margin for the U.S. segment was $48.9 million, or 36.6%, for the three months ended March 31, 2023, as compared to $57.7 million, or 34.7%, for the corresponding period in 2022. The decrease in gross margin was driven by lower sales. The improvement in the gross margin percentage for the U.S. segment was driven by lower inbound freight costs and product mix.
Gross margin for the International segment was $5.0 million, or 42.0%, for the three months ended March 31, 2023, as compared to $5.4 million, or 32.7%, for the corresponding period in 2022. The decrease in gross margin was driven by lower sales. The improvement in the gross margin percentage was attributable to lower product costs, inbound freight costs, duty on goods to be sold in the European Union (“EU”) shipped directly into the EU vs. into the U.K. and product mix.
Distribution expenses
Distribution expenses for the three months ended March 31, 2023 were $16.9 million, as compared to $19.2 million for the corresponding period in 2022. Distribution expenses as a percentage of net sales were 11.6% for the three months ended March 31, 2023, as compared to 10.5% for the three months ended March 31, 2022.
Distribution expenses as a percentage of net sales for the U.S. segment were approximately 10.2% and 9.0% for the three months ended March 31, 2023 and 2022, respectively. As a percentage of sales shipped from the Company’s U.S. warehouses, distribution expenses were 10.5% and 9.9% for the three months ended March 31, 2023 and 2022, respectively. The increase in expenses as a percentage of sales was attributable to lower shipment volume resulting in an unfavorable impact of fixed expenses, an increase in storage fees and real estate taxes. This was partially offset by a decrease in pallet and warehouse supplies expenses.
Distribution expenses as a percentage of net sales for the International segment were 28.0% for the three months ended March 31, 2023, compared to 26.2% for the corresponding period in 2022. As a percentage of sales shipped from the Company’s international warehouses, excluding non-recurring expenses, distribution expenses were 24.0% and 21.7% for the three months ended March 31, 2023 and 2022, respectively. The increase was attributable to lower shipment volume, partially offset by lower costs of shipments into Europe as a result of the third-party operated distribution facility in the Netherlands.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended March 31, 2023 were $37.9 million, a decrease of $1.6 million, or 4.1%, as compared to $39.5 million for the corresponding period in 2022.
Selling, general and administrative expenses for the U.S. segment were $29.3 million for the three months ended March 31, 2023, as compared to $28.5 million for the corresponding period in 2022. As a percentage of net sales, selling, general and administrative expenses were 21.9% and 17.1% for the three months ended March 31, 2023 and 2022, respectively. The increase in selling, general and administrative expense as a percentage of net sales is due to the impact of fixed costs on lower sales volume. The increase in expense was due to the provision for doubtful accounts in the current period related to significant declines in the financial condition of the Company's customer Bed, Bath and Beyond Inc., partially offset by integration costs related to the S'well acquisition incurred in the prior year.
Selling, general and administrative expenses for the International segment were $3.6 million for the three months ended March 31, 2023, as compared to $5.1 million for the corresponding period in 2022. As a percentage of net sales, selling, general and administrative expenses were 30.3% and 30.9% for the three months ended March 31, 2023 and 2022, respectively. The expense decrease was attributable to lower foreign currency exchange losses and lower employee costs. The reduction in employee costs was a result of the restructuring action taken by the Company in the fourth quarter of 2022.
Unallocated corporate expenses for the three months ended March 31, 2023 were $5.0 million, as compared to $5.9 million for the corresponding period in 2022. The current period decrease was driven by lower stock compensation expense, legal and professional fees, as prior year included fees related to the S'well acquisition, and salary costs, due to the reduced salary of the Executive Chairman, Jeffrey Siegel, during the transition period which ended on March 31, 2023.
Restructuring expenses
For the three months ended March 31, 2023, the Company accrued $0.8 million of unallocated corporate expense related to the termination payment with its Executive Chairman. On November 1, 2022, the Company entered into a transition agreement with its Executive Chairman, which provides for termination of his employment with the Company, effective March 31, 2023. The transition agreement amends his employment agreement which was set to expire on December 31, 2022. The employment agreement provided for a one-time termination payment which was paid in April, 2023.
Interest expense
Interest expense was $5.3 million and $3.8 million for the three months ended March 31, 2023 and 2022, respectively. The increase in expense was a result of higher interest rates on outstanding borrowings in the current period.
Mark to market (loss) gain on interest rate derivatives
Mark to market loss on interest rate derivatives was $0.2 million for the three months ended March 31, 2023, as compared to a mark to market gain on interest rate derivatives of $1.0 million for the three months ended March 31, 2022. The gain recognized for the three months ended March 31, 2022 was attributable to the change in the fair value due to the change in the projected interest rate environment. The mark to market amount represents the change in fair value on the Company’s interest rate derivatives that have not been designated as hedging instruments. These derivatives were entered into for purposes of locking-in a fixed interest rate on a portion of the Company’s variable interest rate debt. As of March 31, 2023, the intent of the Company is to hold these derivative contracts until their maturity.

Income taxes
Income tax benefit of $1.3 million and income tax provision of $1.7 million for the three months ended March 31, 2023 and 2022, respectively, represent taxes on both U.S. and foreign earnings at a combined effective income tax benefit rate of 18.3% and income tax provision rate of 102.2%, respectively. The effective tax rate for the three months ended March 31, 2023 differs from the federal statutory income tax rate of 21.0% primarily due to state and local tax expense, the impact of non-deductible expenses, and foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance. The effective tax rate for the three months ended March 31, 2022 differs from the federal statutory income tax rate of 21.0% primarily due to state and local tax expense, and foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance.
Equity in (losses) earnings
Equity in losses of Vasconia, net of taxes, was $0.7 million for the three months ended March 31, 2023, as compared to equity in earnings of Vasconia, net of taxes, of $0.4 million for the three months ended March 31, 2022. For the three months ended March 31, 2023, equity in losses included a non-cash impairment charge of $2.1 million to reduce the carrying value of the Company’s investment in Vasconia to its fair value. The decline in the fair value was determined to be other than temporary due to the decline in the quoted stock price and the quarterly decline in the operating results of Vasconia.
Vasconia reported loss from operations of $1.0 million for the three months ended March 31, 2023, as compared to income from operations of $4.7 million for the three months ended March 31, 2022. The decrease in income from operations was primarily attributable to decreased operating results in the current period in Vasconia’s aluminum division.
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
At March 31, 2023, the Company had cash and cash equivalents of $41.0 million, compared to $23.6 million at December 31, 2022. Working capital was $267.9 million at March 31, 2023, compared to $270.4 million at December 31, 2022. Liquidity, which includes cash and cash equivalents, availability under the ABL Agreement, and available funding under the Receivables Purchase Agreement, was approximately $204.9 million at March 31, 2023.
Inventory, a large component of the Company’s working capital, is expected to fluctuate from period to period, with inventory levels higher primarily in the June through October time period. The Company also expects inventory turnover to fluctuate from period to period based on product and customer mix. Certain product categories have lower inventory turnover rates as a result of minimum order quantities from the Company’s vendors or customer replenishment needs. Certain other product categories experience higher inventory turns due to lower minimum order quantities or trending sale demands. For the three months ended March 31, 2023, inventory turnover was 1.7 times, or 212 days, as compared to 1.8 times, or 205 days, for the three months ended March 31, 2022. Inventory turns have remained relatively consistent.
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
The Company’s loan agreement, dated as of March 2, 2018, (the “Term Loan” and together with the ABL Agreement, the “Debt Agreements”) provides for a senior secured term loan credit in the original principal amount of $275.0 million, which matures on February 28, 2025. On December 29, 2022, the Company entered into Amendment No. 1 to the Term Loan, which replaces the LIBOR-based interest rates with SOFR-based interest rates and modifies the provisions for determining the alternative rate of interest upon the occurrence of certain events relating to the availability of interest rate benchmarks. The Term Loan requires the Company to make an annual prepayment of principal based upon a percentage of the Company's excess cash flow, (“Excess Cash Flow”), if any. The percentage applied to the Company’s excess cash flow is based on the Company’s Total Net Leverage Ratio (as defined in the Debt Agreements). When an Excess Cash Flow payment is required, each lender has the option to decline a portion or all of the prepayment amount payable to it. An estimate of the amount of the Excess Cash Flow payment is recorded in current maturity of term loan on the unaudited condensed consolidated balance sheets. Additionally, the Term Loan requires quarterly payments, which commenced on June 30, 2018, of principal equal to 0.25% of the original aggregate principal amount of the Term Loan, which payments are to be adjusted from time to time to account for prepayments made. Per the Term Loan, when the Company makes an Excess Cash Flow payment, the payment is first applied to satisfy the next eight (8) scheduled future quarterly required payments of the Term Loan in order of maturity and then to the remaining scheduled installments on a pro rata basis. The quarterly principal payments have been satisfied through maturity of the Term Loan by the annual Excess Cash Flow payments made to date.
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
As of March 31, 2023 and December 31, 2022, the total availability under the ABL Agreement was as follows (in thousands):

	March 31, 2023	December 31, 2022
Maximum aggregate principal allowed	$165,628	$189,411
Outstanding borrowings under the ABL Agreement	(20,520)	(10,424)
Standby letters of credit	(3,090)	(2,765)
Total availability under the ABL Agreement	$142,018	$176,222
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

The current and non-current portions of the Company’s Term Loan included in the condensed consolidated balance sheets were as follows (in thousands):

	March 31, 2023	December 31, 2022
Current portion of Term Loan:
Estimated Excess Cash Flow principal payment	$9,000	$—
Estimated unamortized debt issuance costs	(1,409)	—
Total Current portion of Term Loan	$7,591	$—

Non-current portion of Term Loan:
Term Loan, net of current portion	$236,911	$245,911
Estimated unamortized debt issuance costs	(1,292)	(3,054)
Total Non-current portion of Term Loan	$235,619	$242,857
The estimated Excess Cash Flow principal payment recorded at March 31, 2023 represents the Company’s estimate for the 2024 Excess Cash Flow Payment. There was no Excess Cash Flow payment due in 2023.
The Company’s payment obligations under its Debt Agreements are unconditionally guaranteed by its existing and future U.S. subsidiaries with certain minor exceptions. Certain payment obligations under the ABL Agreement are also direct obligations of its foreign subsidiary borrowers designated as such under the ABL Agreement and, subject to limitations on such guaranty, are guaranteed by the foreign subsidiary borrowers, as well as by the Company. The obligations of the foreign subsidiary borrowers under the ABL Agreement are secured by security interests in substantially all of the assets of, and stock in, such foreign subsidiary borrowers, subject to certain limitations. The obligations of the Company under the Debt Agreements and any hedging arrangements and cash management services and the guarantees by its domestic subsidiaries in respect of those obligations are secured by security interests in substantially all of the assets and stock (but in the case of foreign subsidiaries, limited to 65% of the capital stock in first-tier foreign subsidiaries and not including the stock of subsidiaries of such first-tier foreign subsidiaries) owned by the Company and the U.S. subsidiary guarantors, subject to certain exceptions. Such security interests consist of (1) a first-priority lien, subject to certain permitted liens, with respect to certain assets of the Company and certain of its subsidiaries (the “ABL Collateral”) pledged as collateral in favor of lenders under the ABL Agreement and a second-priority lien in the ABL Collateral in favor of the lenders under the Term Loan (2) a first-priority lien, subject to certain permitted liens, with respect to certain assets of the Company and certain of its subsidiaries (the “Term Loan Collateral”) pledged as collateral in favor of lenders under the Term Loan and a second-priority lien in the Term Loan Collateral in favor of the lenders under the ABL Agreement.
Borrowings under the revolving credit facility bear interest, at the Company’s option, at one of the following rates: (i) an alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.5% or one-month Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus 1.0% as of a specified date in advance of the determination, but in each case not less than 1.0%, plus a margin of 0.25% to 0.50%, or (ii) Adjusted Term SOFR, which is the Term SOFR Rate for the selected 1, 3 or 6 month interest period plus 0.10% (or Euro Interbank Offered Rate “EURIBOR” for borrowings denominated in Euro; or Sterling Overnight Index Average “SONIA” for borrowings denominated in Pounds Sterling), but in each case not less than zero, plus a margin of 1.25% to 1.50%. The respective margins are based upon average quarterly availability, as defined in and computed pursuant to the ABL Agreement. In addition, the Company pays a commitment fee of 0.20% to 0.25% per annum based on the average daily unused portion of the aggregate commitment under the ABL Agreement. The interest rate on outstanding borrowings under the ABL Agreement at March 31, 2023 was between 4.18% and 4.21%. The Company paid a commitment fee of 0.25% during the three months ended March 31, 2023.
The Term Loan bears interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of (x) the prime rate, (y) a federal funds and overnight bank funding based rate plus 0.5% or (z) one-month Adjusted Term SOFR, but not less than 1.0%, plus 1.0%, plus a margin of 2.5% or (ii) SOFR for the applicable interest period, multiplied by any statutory reserve rate, but not less than 1.0%, plus a margin of 3.5%. The interest rate on outstanding borrowings under the Term Loan at March 31, 2023 was 8.42%.
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
The Company was in compliance with the covenants of the Debt Agreements at March 31, 2023.
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
The Company’s adjusted EBITDA (including pro forma adjustments), for the trailing twelve months ended March 31, 2023 was $49.5 million.
Capital expenditures for the three months ended March 31, 2023 were $0.5 million.
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

The following is a reconciliation of the net (loss) income, as reported, to adjusted EBITDA, for each of the last four quarters and the 12 months ended March 31, 2023:

	Quarter Ended				Twelve Months Ended March 31, 2023
	June 30, 2022	September 30, 2022	December 31, 2022	March 31, 2023
	(in thousands)
Net (loss) income as reported	$(3,460)	$(6,358)	$3,272	$(8,805)	$(15,351)
Undistributed equity (earnings) losses, net	(334)	8,159	2,058	2,777	12,660
Income tax (benefit) provision	(98)	1,845	2,308	(1,348)	2,707
Interest expense	3,732	4,581	5,125	5,336	18,774
Depreciation and amortization	5,038	4,598	5,001	4,870	19,507
Mark to market (gain) loss on interest rate derivatives	(304)	(637)	19	234	(688)
Stock compensation expense	1,365	1,026	281	861	3,533
Acquisition related expenses	75	109	170	490	844
Restructuring expenses	—	—	1,420	856	2,276
Warehouse relocation and redesign expenses(1)	73	59	—	194	326
S'well integration costs(2)	864	250	—	—	1,114
Wallace facility remediation expense	—	5,140	—	—	5,140
Adjusted EBITDA, before limitation	6,951	18,772	19,654	5,465	50,842
Pro forma projected synergies adjustment(3)					$2,693
Pro forma Adjusted EBITDA, before limitation(5)					$53,535
Permitted non-recurring charge limitation (4)					(4,075)
Pro forma Adjusted EBITDA(5)	$6,951	$18,772	$19,654	$5,465	$49,460
(1) For the twelve months ended March 31, 2023, the warehouse relocation and redesign expenses included $0.04 million of expenses related to the International segment and $0.3 million of expenses related to the U.S. segment.
(2) For the twelve months ended March 31, 2023, S'well integration costs included $0.5 million of expenses related to inventory step up adjustment in connection with S'well acquisition.
(3) Pro forma projected synergies represents the projected cost savings of $1.7 million associated with the reorganization of the International segment's workforce, $0.7 million associated with the Executive Chairman's cessation of service in such role, and $0.3 million associated with reorganization of the U.S. segment's sales management structure.
(4) Permitted non-recurring charges include restructuring expenses, integration charges, Wallace facility remediation expense, and warehouse relocation and redesign expenses. These are permitted exclusions from the Company’s adjusted EBITDA, subject to limitations, pursuant to the Company’s Debt Agreements.
(5) Adjusted EBITDA is a non-GAAP financial measure that is defined in the Company’s debt agreements. Adjusted EBITDA is defined as net (loss) income, adjusted to exclude undistributed equity in (earnings) losses, income tax (benefit) provision, interest expense, depreciation and amortization, mark to market (gain) loss on interest rate derivatives, stock compensation expense, Wallace facility remediation expense, and other items detailed in the table above that are consistent with exclusions permitted by our debt agreements.
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
The Company did not sell receivables to HSBC during the three months ended March 31, 2023. Pursuant to the Receivable Purchase Agreement, the Company sold to HSBC $46.3 million of receivables during the three months ended March 31, 2022. Charges of $0.1 million related to the sale of the receivables are included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2022. At March 31, 2023 and 2022, zero and $28.1 million, respectively, of receivables sold were outstanding and due to HSBC from customers.
At March 31, 2023, $21.9 million of accounts receivables were available for sale to HSBC, net of applicable charges.
Derivatives
Interest Rate Swaps
The Company’s total outstanding notional value of interest rate swaps was $25.0 million at March 31, 2023. These non-designated interest rate swaps were entered into in June 2019 and serve as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings and expire in February 2025.
The Company’s interest rate swaps that were designated as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings expired in March 2023. The Company has no designated interest rate swaps at March 31, 2023.
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
The aggregate gross notional value of foreign exchange contracts at March 31, 2023 was $8.3 million. These foreign exchange contracts have been designated as hedges in order to apply hedge accounting.
The Company is exposed to market risks as well as changes in foreign currency exchange rates as measured against the USD and each other, and to changes to the credit risk of derivative counterparties. The Company attempts to minimize these risks primarily by using foreign currency forward contracts and by maintaining counterparty credit limits. These hedging activities provide only limited protection against currency exchange and credit risk. Factors that could influence the effectiveness of the Company’s hedging programs include those impacting currency markets and the availability of hedging instruments and liquidity of the credit markets. All foreign currency forward contracts that the Company enters into are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure. The Company does not enter into such contracts for speculative purposes, and as of March 31, 2023, the Company did not have any foreign currency forward contract derivatives that are not designated as hedges. These foreign exchange contracts have been designated as hedges in to order to apply hedge accounting.
Operating activities
Net cash provided by operating activities was $12.1 million for the three months ended March 31, 2023, as compared to net cash provided by operating activities of $13.4 million for the three months ended March 31, 2022. The decrease from 2023 compared to 2022 was attributable to a net loss generated in 2023 compared to net income generated in 2022, timing of collections related to the Company's accounts receivables, partially offset by a decrease in inventory investment and the timing of payments for accounts payable and accrued expenses.
Investing activities
Net cash used in investing activities was $0.5 million and $18.4 million for the three months ended March 31, 2023 and 2022, respectively. The decrease from 2023 compared to 2022 was attributable to the cash consideration of $18.0 million paid for the acquisition of S'well in 2022.
Financing activities
Net cash provided by financing activities was $5.7 million for the three months ended March 31, 2023, as compared to net cash used in financing activities of $8.2 million for the three months ended March 31, 2022. The change was mainly attributable to proceeds from the Company's revolving credit facility under its ABL Agreement in the 2023 period, partially offset by payments for stock repurchases compared to repayments on the Company's revolving credit facility under its ABL Agreement and the Excess Cash Flow principal payment on the term loan in the 2022 period.
Stock repurchase program
On March 14, 2022, the Company announced that its Board of Directors of the Company authorized the repurchase of up to $20.0 million of the Company’s common stock, replacing the Company’s previously-authorized $10 million share repurchase program. The repurchase authorization permits the Company to effect the repurchases from time to time through open market purchases and privately negotiated transactions. During the three months ended March 31, 2023, the Company repurchased 320,204 shares for a total cost of $2.5 million and thereafter retired the shares. Please see Part II, Item 2—Unregistered Sales of Equity Securities and Use of Proceeds included in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the 2022 Annual Report on Form 10-K.
Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2023, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, readers should carefully consider the factors discussed in Part I, Item 1A—Risk Factors in the 2022 Annual Report on Form 10-K, and in the Company’s other filings with the SEC, which could materially affect the Company’s business, financial condition, cash flows or future results. There have been no material changes from the risk factors previously disclosed in Part I, Item 1A—Risk Factors in the 2022 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs subsequent to end of period (2)
January 1 - January 31, 2023	122,774	$7.87	122,774	$12,709,651
February 1 - February 28, 2023	167,160	7.94	167,160	11,377,508
March 1 - March 31, 2023	103,975	6.49	30,270	11,140,752
(1)The repurchased shares include 73,705 shares acquired other than as part of a publicly announced plan or program. The Company repurchased these securities in connection with its Amended and Restated 2000 Long Term Incentive Plan, which allows participants to use shares to satisfy the exercise price of options exercised, certain tax liabilities arising from the exercise of options, and certain tax liabilities arising from the vesting of restricted stock. The foregoing number does not include unvested shares forfeited back to the Company pursuant to the terms of its stock compensation plans.
(2)On March 14, 2022, the Company announced that its Board of Directors of the Company authorized the repurchase of up to $20.0 million of the Company’s common stock, replacing the Company’s previously-authorized $10 million share repurchase program. The repurchase authorization permits the Company to effect the repurchases from time to time through open market purchases and privately negotiated transactions. During the three months ended March 31, 2023, the Company repurchased 320,204 shares for a total cost of $2.5 million and thereafter retired the shares.

Item 6. Exhibits
See the Exhibit Index below, which is incorporated by reference herein.
Exhibit Index

Exhibit No.

10.1
Fourth Amendment to the Amended and Restated Employment Agreement, dated as of March 8, 2023, by and between the Company and Laurence Winoker (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022)

10.2
Third Amendment, dated March 8, 2023, to the Employment Agreement dated as of November 8, 2017, by and between Lifetime Brands, Inc. and Daniel Siegel (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022)

10.3
Third Amendment, dated March 8, 2023, to the Employment Agreement dated as of December 22, 2017 by and between Lifetime Brands, Inc. and Robert Kay (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022)

10.4
Amendment No. 2 to the Receivables Purchase Agreement, dated as of January 6, 2023 by and among the Company, as a Seller and as a Seller Agent and initial Servicer, for itself and each of its subsidiaries thereto as a Seller, and HSBC Bank USA, National Association, as Purchaser (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022)

10.5
Amendment to Option Grant Certificates, dated as of March 8, 2023, by and among the Company and Jeffrey Siegel (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022)

31.1
Certification by Robert B. Kay, Chief Executive Officer and Director, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification by Laurence Winoker, Executive Vice President, Treasurer and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification by Robert B. Kay, Chief Executive Officer and Director, and Laurence Winoker, Executive Vice President, Treasurer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Lifetime Brands, Inc.

/s/ Robert B. Kay	May 10, 2023
Robert B. Kay
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Laurence Winoker	May 10, 2023
Laurence Winoker
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)