Form 10-Q
period 2023-06-30
LIFETIME BRANDS, INC
filed 2023-08-03
CIK 874396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding as of July 31, 2023 was 21,814,236.

LIFETIME BRANDS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2023

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$15,122	$23,598
Accounts receivable, less allowances of $15,452 at June 30, 2023 and $14,606 at December 31, 2022	114,965	141,195
Inventory	212,527	222,209
Prepaid expenses and other current assets	11,878	13,254
Income taxes receivable	3,049	—
TOTAL CURRENT ASSETS	357,541	400,256
PROPERTY AND EQUIPMENT, net	17,422	18,022
OPERATING LEASE RIGHT-OF-USE ASSETS	72,428	74,869
INVESTMENTS	5,303	12,516
INTANGIBLE ASSETS, net	206,608	213,887
OTHER ASSETS	5,936	6,338
TOTAL ASSETS	$665,238	$725,888
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturity of term loan	$14,857	$—
Accounts payable	48,396	38,052
Accrued expenses	58,329	77,602
Income taxes payable	—	224
Current portion of operating lease liabilities	13,597	14,028
TOTAL CURRENT LIABILITIES	135,179	129,906
OTHER LONG-TERM LIABILITIES	14,826	14,995
INCOME TAXES PAYABLE, LONG-TERM	1,589	1,591
OPERATING LEASE LIABILITIES	73,789	76,420
DEFERRED INCOME TAXES	9,622	9,607
REVOLVING CREDIT FACILITY	25,232	10,424
TERM LOAN	181,950	242,857
STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value, shares authorized: 100 shares of Series A and 2,000,000 shares of Series B; none issued and outstanding	—	—
Common stock, $0.01 par value, shares authorized: 50,000,000 at June 30, 2023 and December 31, 2022; shares issued and outstanding: 21,814,236 at June 30, 2023 and 21,779,799 at December 31, 2022	218	218
Paid-in capital	275,915	274,579
(Accumulated deficit) retained earnings	(18,596)	1,145
Accumulated other comprehensive loss	(34,486)	(35,854)
TOTAL STOCKHOLDERS’ EQUITY	223,051	240,088
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$665,238	$725,888
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	$146,436	$151,314	$291,871	$334,031
Cost of sales	90,445	96,147	182,038	215,796
Gross margin	55,991	55,167	109,833	118,235
Distribution expenses	15,732	17,373	32,617	36,598
Selling, general and administrative expenses	35,863	38,258	73,770	77,746
Restructuring expenses	—	—	856	—
Income (loss) from operations	4,396	(464)	2,590	3,891
Interest expense	(5,528)	(3,732)	(10,864)	(7,499)
Mark to market gain (loss) on interest rate derivatives	197	304	(37)	1,353
Gain on early retirement of debt	1,520	—	1,520	—
Income (loss) before income taxes and equity in (losses) earnings	585	(3,892)	(6,791)	(2,255)
Income tax (provision) benefit	(1,242)	98	106	(1,575)
Equity in (losses) earnings, net of taxes	(5,863)	334	(8,640)	750
NET LOSS	$(6,520)	$(3,460)	$(15,325)	$(3,080)
BASIC LOSS PER COMMON SHARE	$(0.31)	$(0.16)	$(0.72)	$(0.14)
DILUTED LOSS PER COMMON SHARE	$(0.31)	$(0.16)	$(0.72)	$(0.14)

See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(6,520)	$(3,460)	$(15,325)	$(3,080)
Other comprehensive income (loss), net of taxes:
Translation adjustment	1,237	(4,307)	2,798	(4,423)
Net change in cash flow hedges	(300)	950	(1,453)	1,558
Effect of retirement benefit obligations	11	29	23	58
Other comprehensive income (loss), net of taxes	948	(3,328)	1,368	(2,807)
Comprehensive loss	$(5,572)	$(6,788)	$(13,957)	$(5,887)
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common stock		Paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2022	21,780	$218	$274,579	$1,145	$(35,854)	$240,088
Net loss	—	—	—	(8,805)	—	(8,805)
Other comprehensive income, net of taxes	—	—	—	—	420	420
Performance shares issued to employees	120	1	(1)	—	—	—
Net issuance of restricted shares granted to employees	185	2	(2)	—	—	—
Stock compensation expense	—	—	866	—	—	866
Shares effectively repurchased for required employee withholding taxes	(74)	(1)	(438)	—	—	(439)
Stock repurchase	(320)	(3)	—	(2,536)	—	(2,539)
Dividends (1)	—	—	—	(930)	—	(930)
BALANCE AT MARCH 31, 2023	21,691	$217	$275,004	$(11,126)	$(35,434)	$228,661
Net loss	—	—	—	(6,520)	—	(6,520)
Other comprehensive income, net of taxes	—	—	—	—	948	948
Net issuance of restricted shares granted to employees and directors	141	1	(1)	—	—	—
Stock compensation expense	—	—	1,010	—	—	1,010
Shares effectively repurchased for required employee withholding taxes	(18)	—	(98)	—	—	(98)
Dividends (1)	—	—	—	(950)	—	(950)
BALANCE AT JUNE 30, 2023	21,814	$218	$275,915	$(18,596)	$(34,486)	$223,051

	Common stock		Paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2021	22,018	$220	$271,556	$17,419	$(33,549)	$255,646
Net income	—	—	—	380	—	380
Other comprehensive income, net of taxes	—	—	—	—	521	521
Performance shares issued to employees	167	2	(2)	—	—	—
Net issuance of restricted shares granted to employees	207	2	(2)	—	—	—
Stock compensation expense	—	—	1,151	—	—	1,151
Net exercise of stock options	22	—	233	—	—	233
Shares effectively repurchased for required employee withholding taxes	(45)	—	(568)	—	—	(568)
Stock repurchase	(51)	(1)	(670)	—		(671)
Dividends (1)	—	—	—	(960)	—	(960)
BALANCE AT MARCH 31, 2022	22,318	$223	$271,698	$16,839	$(33,028)	$255,732
Net loss	—	—	—	(3,460)	—	(3,460)
Other comprehensive loss, net of taxes					(3,328)	(3,328)
Net issuance of restricted shares granted to employees and directors	54	1	(1)	—	—	—
Stock compensation expense	—	—	1,280	—	—	1,280
Net exercise of stock options	3	—	—	—	—	—
Shares effectively repurchased for required employee withholding taxes	(30)	(1)	(369)	—	—	(370)
Stock repurchase	(286)	(2)	671	(4,197)		(3,528)
Dividends (1)	—	—	—	(958)	—	(958)
BALANCE AT JUNE 30, 2022	22,059	$221	$273,279	$8,224	$(36,356)	$245,368
(1) Cash dividends declared per share of common stock were $0.085 and $0.085 in the six months ended June 30, 2023 and 2022, respectively.
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)(unaudited)

	Six Months Ended June 30,
	2023	2022
OPERATING ACTIVITIES
Net loss	$(15,325)	$(3,080)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,795	9,937
Amortization of financing costs	975	843
Mark to market loss (gain) on interest rate derivatives	37	(1,353)
Non-cash lease adjustment	(1,255)	(690)
Provision (recovery) for doubtful accounts	1,528	(258)
Stock compensation expense	1,872	2,539
Undistributed losses (earnings) from equity investment, net of taxes	8,640	(750)
Contingent consideration fair value adjustments	(50)	—
Gain on early retirement of debt	(1,520)	—
Changes in operating assets and liabilities (excluding the effects of business acquisitions)
Accounts receivable	25,524	69,500
Inventory	11,492	(25,325)
Prepaid expenses, other current assets and other assets	1,563	(816)
Accounts payable, accrued expenses and other liabilities	(10,989)	(55,117)
Income taxes receivable	(3,049)	(3,729)
Income taxes payable	(245)	(558)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	28,993	(8,857)
INVESTING ACTIVITIES
Purchases of property and equipment	(993)	(1,479)
Acquisition	—	(17,956)
NET CASH USED IN INVESTING ACTIVITIES	(993)	(19,435)
FINANCING ACTIVITIES
Proceeds from revolving credit facility	30,378	157,751
Repayments of revolving credit facility	(16,546)	(136,970)
Repayments of term loan	(44,866)	(6,216)
Proceeds from short-term loan	—	30
Payment of financing costs	(433)	—
Payments for finance lease obligations	(14)	(17)
Payments of tax withholding for stock based compensation	(537)	(938)
Proceeds from the exercise of stock options	—	233
Payments for stock repurchase	(2,539)	(4,199)
Cash dividends paid	(1,907)	(1,929)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(36,464)	7,745
Effect of foreign exchange on cash	(12)	(238)
DECREASE IN CASH AND CASH EQUIVALENTS	(8,476)	(20,785)
Cash and cash equivalents at beginning of period	23,598	27,982
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,122	$7,197
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
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
Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
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
June 30, 2023
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
Receivable purchase agreement
The Company has an uncommitted Receivables Purchase Agreement with HSBC Bank USA, National Association (“HSBC”) as Purchaser (the “Receivables Purchase Agreement”). The sale of accounts receivable, under the Receivables Purchase Agreement with HSBC, is excluded from the Company’s unaudited condensed consolidated balance sheets at the time of sale and the related sale expense is included in selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations. The Company did not sell receivables to HSBC during the three and six months ended June 30, 2023. Pursuant to the Receivable Purchase Agreement, the Company sold to HSBC $33.5 million and $79.8 million of receivables during the three and six months ended June 30, 2022, respectively. Charges of $0.2 million and $0.3 million, respectively, related to the sale of the receivables were included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2022. At June 30, 2023 and 2022, zero and $25.6 million, respectively, of receivables sold were outstanding and due to HSBC from customers.
At June 30, 2023, $23.3 million of accounts receivables were available for sale to HSBC, net of applicable charges.
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
The components of inventory were as follows (in thousands):

	June 30, 2023	December 31, 2022
Finished goods	$202,917	$213,450
Work in process	63	70
Raw materials	9,547	8,689
Total	$212,527	$222,209

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
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
June 30, 2023
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(unaudited)
In the fourth quarter of 2022, the Company's U.S. segment incurred $0.4 million of restructuring expense in connection with the reorganization the U.S. segment's sales management structure. At June 30, 2023, the accrual balance was $0.2 million, and the remaining payments are expected to be paid within fiscal year 2023.
During the six months ended June 30, 2023, the Company incurred $0.8 million of unallocated corporate expense related to the termination payment with its Executive Chairman, Jeffrey Siegel (the "Executive Chairman"). On November 1, 2022, the Company entered into a transition agreement with its Executive Chairman which terminated his employment with the Company, effective March 31, 2023. The employment agreement provided for a one-time termination payment. The one-time payment of $1.4 million was recognized over the remaining employment period with $0.6 million recognized in the fourth quarter of 2022. The termination payment was paid on April 7, 2023.
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
NOTE 2 —REVENUE
The Company sells products wholesale, to retailers and distributors, and sells products retail, directly to consumers. Wholesale sales and retail sales are recognized at the point in time the customer obtains control of the products in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products. To indicate the transfer of control, the Company must have a present right to payment, legal title must have passed to the customer, the customer must have the significant risks and rewards of ownership, and where acceptance is not a formality, the customer must have accepted the product or service. The Company’s principal terms of sale are Free On Board (“FOB”) Shipping Point, or equivalent, and, as such, the Company primarily transfers control and records revenue for product sales upon shipment. Sales arrangements with delivery terms that are not FOB Shipping Point are not recognized upon shipment and the transfer of control for revenue recognition is evaluated based on the associated shipping terms and customer obligations. Shipping and handling fees that are billed to customers in sales transactions are included in net sales and amounted to $0.5 million and $0.9 million for the three and six months ended June 30, 2023, respectively and $1.0 million and $2.0 million for the three and six months ended June 30, 2022, respectively. Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(unaudited)
The following tables present the Company’s net sales disaggregated by segment, product category and geographic region for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
U.S. segment
Kitchenware	$84,015	$84,345	$169,747	$198,475
Tableware	26,149	29,943	50,148	56,520
Home Solutions	24,815	22,903	48,569	48,414
Total U.S. segment	134,979	137,191	268,464	303,409

International segment	11,457	14,123	23,407	30,622
Total net sales	$146,436	$151,314	$291,871	$334,031

United States	$127,295	$131,650	$254,541	$291,052
United Kingdom	7,679	8,053	16,291	18,839
Rest of World	11,462	11,611	21,039	24,140
Total net sales	$146,436	$151,314	$291,871	$334,031

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
June 30, 2023
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
Included in Selling, general and administrative expenses for the three and six months ended June 30, 2023 is a $(0.1) million credit to reflect the change in fair value of a contingent consideration obligation acquired by the Company in connection with its acquisition of S'well.
NOTE 4 — LEASES
The Company has operating leases for corporate offices, distribution facilities, a manufacturing plant, and certain vehicles.
The components of lease expense for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease expenses(1):
Fixed lease expense	$4,232	$4,521	$8,406	$8,929
Variable lease expense	1,324	1,174	2,750	2,345
Total	$5,556	$5,695	$11,156	$11,274
(1) Expenses are recorded within distribution expenses and selling, general and administrative expenses on the unaudited condensed consolidated statement of operations.
Supplemental cash flow information for lease related liabilities and assets for the six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$9,661	$9,618

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(unaudited)

	Six Months Ended June 30,
	2023	2022
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,715	$2,452
The aggregate future lease payments for operating leases as of June 30, 2023 were as follows (in thousands):

Operating
2023 (excluding the six months ended June 30, 2023)	$9,362
2024	18,454
2025	18,128
2026	17,753
2027	13,536
2028	12,140
Thereafter	17,082
Total lease payments	106,455
Less: Interest	(19,069)
Present value of lease payments	$87,386
Average lease terms and discount rates were as follows:

June 30, 2023
Operating leases:
Weighted-average remaining lease term (years)	6.3
Weighted-average discount rate	6.3%
NOTE 5 —INVESTMENTS
As of June 30, 2023, the Company owned 24.7% of the outstanding capital stock of Grupo Vasconia S.A.B. (“Vasconia”), an integrated manufacturer of aluminum products and one of Mexico’s largest housewares companies. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange. The Quotation Key is VASCONI. The Company accounts for its investment in Vasconia using the equity method of accounting and records its proportionate share of Vasconia’s net income in the Company’s condensed consolidated statements of operations. Accordingly, the Company has recorded its proportionate share of Vasconia’s net income (reduced for amortization expense related to the customer relationships acquired) for the three and six months ended June 30, 2023 and 2022 in the accompanying unaudited condensed consolidated statements of operations.
The Company’s equity in (losses) earnings, net of taxes, for the three and six months ended June 30, 2023 and 2022 included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Vasconia equity in (losses) earnings, net of taxes	$(1,422)	$334	$(2,146)	$750
Impairment on investment in Vasconia	(4,441)	—	(6,494)	—
Equity in (losses) earnings, net of taxes	$(5,863)	$334	$(8,640)	$750
The value of the Company’s investment balance has been translated from Mexican Pesos (“MXN”) to U.S. Dollars (“USD”) using the spot rates of MXN 17.11 and MXN 19.47 at June 30, 2023 and December 31, 2022, respectively.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(unaudited)
The Company’s proportionate share of Vasconia’s net (loss) income has been translated from MXN to USD using the following exchange rates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Average exchange rate (USD to MXN)	17.68	20.02	17.68 - 18.66	20.02 - 20.50
The effect of the translation of the Company’s investment, as well as the translation of Vasconia’s balance sheet, resulted in an increase to the investment of $1.4 million and a decrease of $0.9 million during the six months ended June 30, 2023 and 2022, respectively. These translation effects are recorded in accumulated other comprehensive loss.
Summarized income statement information for the three and six months ended June 30, 2023 and 2022 for Vasconia in USD and MXN is as follows (in thousands):

	Three Months Ended June 30,
	2023		2022
	USD	MXN	USD	MXN
Net sales	$42,051	$743,462	$66,195	$1,325,237
Gross profit	9,680	171,152	10,804	216,297
Income from operations	193	3,401	518	10,366
Net (loss) income	(5,755)	(101,737)	1,403	28,091

	Six Months Ended June 30,
	2023		2022
	USD	MXN	USD	MXN
Net sales	$82,792	$1,503,692	$130,513	$2,643,750
Gross profit	18,336	332,665	25,224	511,915
(Loss) income from operations	(814)	(15,383)	5,203	106,406
Net (loss) income	(8,686)	(156,433)	3,134	63,570
The Company recorded equity in (losses) earnings of Vasconia, net of taxes, of $(1.4) million and $(2.1) million for the three and six months ended June 30, 2023, respectively. The Company recorded equity in earnings of Vasconia, net of taxes, of $0.3 million and $0.8 million for the three and six months ended June 30, 2022, respectively.
Included within the Company’s unaudited condensed consolidated balance sheets were the following amounts due to and due from Vasconia (in thousands):

Vasconia due to and due from balances	Balance Sheet Location	June 30, 2023	December 31, 2022
Amounts due from Vasconia	Prepaid expenses and other current assets	$24	$48
Amounts due to Vasconia	Accrued expenses and Accounts payable	(93)	(16)
The fair value (based on Level 1 inputs using the quoted stock price) of the Company’s investment in Vasconia declined in 2023. As a result of the decline in the quoted stock price, the continued decline in the operating results of Vasconia and the recent downgrade in Vasconia’s debt rating, the Company determined the decline in fair value was other than temporary. The Company reduced its investment by $4.4 million during the three months ended June 30, 2023 to its fair value, and recognized the non-cash impairment charge within equity in (losses) earnings in the unaudited condensed consolidated statement of operations. The carrying value of the Company’s investment in Vasconia, after the recorded impairment, was $5.3 million as of June 30, 2023. For the six months ended June 30, 2023, the Company has recognized non-cash impairment charges of $6.5 million.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(unaudited)
As of December 31, 2022, the fair value (based on Level 1 inputs using the quoted stock price) of the Company’s investment in Vasconia was $15.0 million, respectively. The carrying value of the Company’s investment in Vasconia was $12.5 million as of December 31, 2022.
NOTE 6 — INTANGIBLE ASSETS
Intangible assets consisted of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023			December 31, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill(1)	$33,237	$—	$33,237	$33,237	$—	$33,237
Indefinite-lived intangible assets:
Trade names(1)	49,600	—	49,600	49,600	—	49,600
Finite-lived intangible assets:
Licenses	15,847	(11,882)	3,965	15,847	(11,654)	4,193
Trade names(2)	54,881	(21,890)	32,991	54,785	(20,030)	34,755
Customer relationships(2)	143,158	(58,608)	84,550	143,157	(53,586)	89,571
Other (2)	5,871	(3,606)	2,265	5,856	(3,325)	2,531
Total	$302,594	$(95,986)	$206,608	$302,482	$(88,595)	$213,887
(1)The gross and net value at June 30, 2023 and December 31, 2022 reflect a reduction of $91.7 million in impairment charges on goodwill and $1.0 million in impairment charges on indefinite-lived intangible assets.
(2)The gross value and accumulated amortization at June 30, 2023 reflect a reduction of $44.1 million and $(29.3) million, respectively, for the net $14.8 million previous impairment charge on finite-lived intangible assets within the international segment and a $6.5 million reduction in gross value for previous impairment charges on finite-lived intangible assets within the U.S. segment.
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
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
As of June 30, 2023 and December 31, 2022, the total availability under the ABL Agreement was as follows (in thousands):

	June 30, 2023	December 31, 2022
Maximum aggregate principal allowed	$180,721	$189,411
Outstanding borrowings under the ABL Agreement	(25,232)	(10,424)
Standby letters of credit	(3,384)	(2,765)
Total availability under the ABL Agreement	$152,105	$176,222

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
On June 8, 2023, the Company completed the repurchase of $47.2 million in principal amount of the Term Loan, for $95 per $100 of principal. The repurchase was executed by way of a reverse Dutch auction, pursuant to and in accordance with the terms and conditions provided for in the Term Loan. In connection therewith, debt issuance costs of $0.5 million were written off and fees of $0.4 million were incurred. The gain on the early retirement of the Term Loan was $1.5 million, net of fees and expenses.
The current and non-current portions of the Company’s Term Loan included in the condensed consolidated balance sheets were as follows (in thousands):

	June 30, 2023	December 31, 2022
Current portion of Term Loan:
Estimated Excess Cash Flow principal payment	$16,000	$—
Estimated unamortized debt issuance costs	(1,143)	—
Total Current portion of Term Loan	$14,857	$—

Non-current portion of Term Loan:
Term Loan, net of current portion	$182,684	$245,911
Estimated unamortized debt issuance costs	(734)	(3,054)
Total Non-current portion of Term Loan	$181,950	$242,857
The estimated Excess Cash Flow principal payment recorded at June 30, 2023 represents the Company’s estimate for the 2024 Excess Cash Flow Payment. There was no Excess Cash Flow payment due in 2023.
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(unaudited)
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
Borrowings under the revolving credit facility bear interest, at the Company’s option, at one of the following rates: (i) an alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.5% or one-month Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus 1.0% as of a specified date in advance of the determination, but in each case not less than 1.0%, plus a margin of 0.25% to 0.50%, or (ii) Adjusted Term SOFR, which is the Term SOFR Rate for the selected 1, 3 or 6 month interest period plus 0.10% (or Euro Interbank Offered Rate “EURIBOR” for borrowings denominated in Euro; or Sterling Overnight Index Average “SONIA” for borrowings denominated in Pounds Sterling), but in each case not less than zero, plus a margin of 1.25% to 1.50%. The respective margins are based upon average quarterly availability, as defined in and computed pursuant to the ABL Agreement. In addition, the Company pays a commitment fee of 0.20% to 0.25% per annum based on the average daily unused portion of the aggregate commitment under the ABL Agreement. The interest rate on outstanding borrowings under the ABL Agreement at June 30, 2023 was 4.93%. The Company paid a commitment fee of 0.25% during the six months ended June 30, 2023.
The Term Loan bears interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of (x) the prime rate, (y) a federal funds and overnight bank funding based rate plus 0.5% or (z) one-month Adjusted Term SOFR, but not less than 1.0%, plus 1.0%, plus a margin of 2.5% or (ii) SOFR for the applicable interest period, multiplied by any statutory reserve rate, but not less than 1.0%, plus a margin of 3.5%. The interest rate on outstanding borrowings under the Term Loan at June 30, 2023 was 8.72%.
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
The Company was in compliance with the covenants of the Debt Agreements at June 30, 2023.
The Company expects that it will continue to borrow, subject to availability, and repay funds under the ABL Agreement based on working capital and other corporate needs.
NOTE 8 — DERIVATIVES
Interest Rate Swap Agreements
The Company’s total outstanding notional value of interest rate swaps was $25.0 million at June 30, 2023. These non-designated interest rate swaps were entered into in June 2019 and serve as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings and expire in February 2025.
The Company’s interest rate swaps that were designated as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings expired in March 2023. The Company has no designated interest rate swaps at June 30, 2023.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(unaudited)
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
The aggregate gross notional value of foreign exchange contracts at June 30, 2023 was $7.0 million. These foreign exchange contracts have been designated as hedges in order to apply hedge accounting.
The Company is exposed to market risks as well as changes in foreign currency exchange rates as measured against the USD and each other, and to changes to the credit risk of derivative counterparties. The Company attempts to minimize these risks primarily by using foreign currency forward contracts and by maintaining counterparty credit limits. These hedging activities provide only limited protection against currency exchange and credit risk. Factors that could influence the effectiveness of the Company’s hedging programs include those impacting currency markets and the availability of hedging instruments and liquidity of the credit markets. All foreign currency forward contracts that the Company enters into are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure. The Company does not enter into such contracts for speculative purposes, and as of June 30, 2023, these foreign exchange contracts have been designated as hedges in to order to apply hedge accounting.
The fair values of the Company’s derivative financial instruments included in the condensed consolidated balance sheets are presented as follows (in thousands):

Derivatives designated as hedging instruments	Balance Sheet Location	June 30, 2023	December 31, 2022
Interest rate swaps	Prepaid expenses and other current assets	$—	$122
Foreign exchange contracts	Accrued expenses	419	260

Derivatives not designated as hedging instruments	Balance Sheet Location	June 30, 2023	December 31, 2022
Interest rate swaps	Other assets	$1,255	$1,292
The fair values of the interest rate swaps have been obtained from the counterparties to the agreements and were based on Level 2 observable inputs using proprietary models and estimates about relevant future market conditions. The fair values of the foreign exchange contracts were based on Level 2 observable inputs using quoted market prices for similar assets in an active market. The counterparties to the derivative financial instruments are major international financial institutions. The Company is exposed to credit risk for the net exchanges under these agreements, but not for the notional amounts. As of June 30, 2023, the Company did not anticipate non-performance by any of its counterparties.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(unaudited)
The amounts of gains and losses, realized and unrealized, related to the Company’s derivative financial instruments designated as hedging instruments are recognized in other comprehensive income (loss), net of taxes, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives designated as hedging instruments	2023	2022	2023	2022
Interest rate swaps	$—	$200	$(120)	$483
Foreign exchange contracts	(300)	750	(1,333)	1,075
	$(300)	$950	$(1,453)	$1,558
Realized gains and losses on the interest rate swaps that are reported in other comprehensive income (loss) are reclassified into earnings as the interest expense on the debt is recognized. The Company’s interest rate swaps that were designated as hedging instruments had an aggregate notional value of $25.0 million and matured during the three months ended March 31, 2023.
Realized gains and losses on foreign exchange contracts that are reported in other comprehensive income (loss) are reclassified into cost of sales as the underlying inventory purchased is sold.
During the three months ended June 30, 2023, the Company reclassified $0.04 million of cash flow hedges in accumulated other comprehensive losses to earnings. This was a gain of $0.04 million related to foreign exchange contracts recognized in cost of sales. During the six months ended June 30, 2023, the Company reclassified $0.9 million of cash flow hedges in accumulated other comprehensive losses to earnings. This was comprised of a gain of $0.1 million related to realized interest rate swap and a gain of $0.8 million related to foreign exchange contracts recognized in cost of sales. At June 30, 2023, the estimated amount of existing net losses expected to be reclassified into earnings within the next 12 months was $0.6 million.
During the three months ended June 30, 2022, the Company reclassified $0.1 million of cash flow hedges in accumulated other comprehensive losses to earnings. This was comprised of $0.1 million related to realized interest rate swap losses and a gain of $0.2 million related to foreign exchange contracts recognized in cost of sales. During the six months ended June 30, 2022, the Company reclassified $0.02 million of cash flow hedges in accumulated other comprehensive losses to earnings. This was comprised of a $0.3 million related to realized interest rate swap losses and a gain of $0.3 million related to foreign exchange contracts recognized in cost of sales
Interest and mark to market (losses) gains related to the Company’s derivative financial instruments not designated as hedging instruments that were recognized in earnings are as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments	Location of gain (loss)	2023	2022	2023	2022
Interest rate swaps	Mark to market gain (loss) on interest rate derivatives	$197	$304	$(37)	$1,353
	Interest expense	196	(72)	361	(183)
		$393	$232	$324	$1,170

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(unaudited)
NOTE 9 — STOCK COMPENSATION
As of June 30, 2023, there were 618,812 shares available for the grant of awards under the Company's Amended and Restated 2000 Long Term Incentive Plan (“Plan”), assuming maximum performance of performance-based awards.
Option Awards
A summary of the Company’s stock option activity and related information for the six months ended June 30, 2023 is as follows:

	Options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Options outstanding, January 1, 2023	1,065,750	$13.66
Grants	50,000	5.92
Cancellations	(4,375)	11.27
Expirations	(107,875)	13.17
Options outstanding, June 30, 2023	1,003,500	13.34	4.6	$—
Options exercisable, June 30, 2023	887,875	$13.87	4.0	$—
Total unrecognized stock option expense remaining (in thousands)	$450
Weighted-average years expected to be recognized over	1.9
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their stock options on June 30, 2023. The intrinsic value is calculated for each in-the-money stock option as the difference between the closing price of the Company’s common stock on June 30, 2023 and the exercise price.
On March 8, 2023, the exercise period for the Executive Chairman’s outstanding vested stock options were extended to remain exercisable until ninety days following termination of his service on the Company's Board of Directors (the "Board"). The outstanding stock options remain subject to original expiration dates of such awards. The Company recorded $0.1 million of stock compensation expense in connection with this extension during the three months ended March 31, 2023.
Restricted Stock
A summary of the Company’s restricted stock activity and related information for the six months ended June 30, 2023 is as follows:

	Restricted Shares	Weighted- average grant date fair value
Non-vested restricted shares, January 1, 2023	484,143	$11.79
Grants	333,300	5.37
Vested	(212,037)	11.20
Cancellations	(6,783)	11.07
Non-vested restricted shares, June 30, 2023	598,623	$8.44
Total unrecognized compensation expense remaining (in thousands)	$4,553
Weighted-average years expected to be recognized over	1.7
The total fair value of restricted stock that vested during the six months ended June 30, 2023 was $1.2 million.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(unaudited)
Performance shares
Each performance award represents the right to receive up to 150% of the target number of shares of common stock. The number of shares of common stock earned will be determined based on the attainment of specified performance goals at the end of the performance period, as determined by the Compensation Committee of the Board. The shares are subject to the terms and conditions of the Company’s Plan.
A summary of the Company’s performance-based award activity and related information for the six months ended June 30, 2023 is as follows:

	Performance- based stock awards (1)	Weighted- average grant date fair value
Non-vested performance-based awards, January 1, 2023	400,302	$11.56
Grants	191,075	5.92
Achieved performance over target (2)	16,942	6.36
Vested	(119,739)	6.36
Cancellations	(858)	14.18
Non-vested performance-based awards, June 30, 2023	487,722	$10.44
Total unrecognized compensation expense remaining (in thousands)(3)	$1,390
Weighted-average years expected to be recognized over	2.0
(1)Represents the target number of shares to be issued for each performance-based award.
(2)Represents the number of shares earned over target for performance-based awards granted in 2020 based on performance goals attained. These awards vested in the six months ended June 30, 2023.
(3)The performance metric for the performance-based awards granted in 2022 is not probable of achievement. Therefore, no compensation expense has been recorded on these awards.
The total fair value of performance-based awards that vested during the six months ended June 30, 2023 was $0.7 million.
Cash-settled performance-based awards
Each cash-settled performance-based award represents the right to receive up to 150% of the target number of deferred stock units with payment in cash equivalent to the value of one share of the Company's common stock. The number of deferred stock units earned will be determined based on the attainment of specified performance goals at the end of the performance period, as determined by the Compensation Committee of the Board. The cash-settled performance-based awards are subject to the terms and conditions of the Company’s Plan.
A summary of the Company’s cash-settled performance-based awards activity and related information for the six months ended June 30, 2023 is as follows:

	Cash-settled performance-based awards (1)	Weighted- average fair value
Non-vested cash-settled performance-based awards, January 1, 2023	85,776	$7.59
Cancellations	(1,790)	5.65
Non-vested cash-settled performance-based awards, June 30, 2023	83,986	$5.65
Total unrecognized compensation expense remaining (in thousands)(2)	$—
Weighted-average years expected to be recognized over	0.0
(1) Represents the target number of units to be settled in cash.
(2) The performance metric for the cash-settled performance-based awards granted in 2022 is not probable of achievement. Therefore, no compensation expense has been recorded on these awards.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(unaudited)
The Company recorded stock compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Stock Compensation Expense Components	2023	2022	2023	2022
Equity based stock option expense	$50	$93	$179	$180
Restricted and performance-based stock awards expense	960	1,187	1,697	2,251
Stock compensation expense for equity based awards	$1,010	$1,280	$1,876	$2,431
Liability based stock option expense	1	(1)	(4)	(6)
Cash-settled performance-based awards expense	—	86	0	114
Total Stock Compensation Expense	$1,011	$1,365	$1,872	$2,539

NOTE 10 —LOSS PER COMMON SHARE
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
The calculations of basic and diluted loss per common share for the three and six months ended June 30, 2023 and 2022 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except per share amounts)
Net loss – Basic and Diluted	$(6,520)	$(3,460)	$(15,325)	$(3,080)
Weighted-average shares outstanding – Basic	21,123	21,531	21,174	21,642
Effect of dilutive securities:
Stock options and other stock awards	—	—	—	—
Weighted-average shares outstanding – Diluted	21,123	21,531	21,174	21,642
Basic loss per common share	$(0.31)	$(0.16)	$(0.72)	$(0.14)
Diluted loss per common share	$(0.31)	$(0.16)	$(0.72)	$(0.14)
Antidilutive Securities(1)	1,624	1,704	1,603	1,671
(1) Stock options and other stock awards that have been excluded from the denominator as their inclusion would have been anti-dilutive.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(unaudited)
NOTE 11— INCOME TAXES
Income tax provision of $1.2 million and income tax benefit of $0.1 million for the three and six months ended June 30, 2023, respectively, represent taxes on both U.S. and foreign earnings at a combined effective income tax provision rate of 212.3% and income tax benefit rate of 1.6%, respectively. The effective tax rate for the three months ended June 30, 2023 differs from the federal statutory income tax rate of 21.0% primarily due to state and local tax expense, the impact of non-deductible expenses, and foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance, partially offset by a benefit for federal credits. The effective tax rate for the six months ended June 30, 2023 differs from the federal statutory income tax rate of 21.0% primarily due to state and local tax expense and foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance.
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
The Company evaluates its tax positions on a quarterly basis and revises its estimates accordingly. There were no material changes to the Company’s uncertain tax positions, interest, or penalties during the three-month periods ended June 30, 2023 and June 30, 2022.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Net sales
U.S.	$134,979	$137,191	$268,464	$303,409
International	11,457	14,123	23,407	30,622
Total net sales	$146,436	$151,314	$291,871	$334,031
Income (loss) from operations
U.S.	$11,736	$7,530	$17,690	$21,856
International	(2,829)	(3,072)	(4,721)	(7,190)
Unallocated corporate expenses	(4,511)	(4,922)	(10,379)	(10,775)
Income (loss) from operations	$4,396	$(464)	$2,590	$3,891
Depreciation and amortization
U.S.	$4,646	$4,698	$9,264	$9,247
International	279	340	531	690
Total depreciation and amortization	$4,925	$5,038	$9,795	$9,937

	June 30, 2023	December 31, 2022
	(in thousands)
Assets
U.S.	$556,652	$608,496
International	90,415	93,794
Unallocated corporate	18,171	23,598
Total Assets	$665,238	$725,888

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
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
In August 2021, WSPR received a Notice of Liability for the Site from the Department of Justice on behalf of the EPA, and in September 2021, WSPR responded with a good faith offer to conduct additional testing and remedial design work for OU-1. Since that time, WSPR has been actively participating in negotiations among the U.S. Government (the Department of Justice and the EPA) and other potentially responsible parties with respect to the remedial work at OU-1. While the U.S. Government and the potentially responsible parties (including WSPR) all signed the Consent Decree as of July 19, 2023, several procedural steps remain before the Consent Decree is effective. On July 26, 2023, the U.S. Government filed a complaint in United States District Court for the District of Puerto Rico for the purpose of seeking judicial approval of the Consent Decree, which is required for the Consent Decree to be effective. As required by applicable regulations, the U.S. Government simultaneously

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(unaudited)
lodged the Consent Decree for public comment. After conclusion of the comment period, the U.S. Government will file with the Court any comments received as well as responses to the comments. At that time, if appropriate, the U.S. Government will file a Motion to Enter the Consent Decree.
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
In the event CBP accepts the evidence presented, then no additional duties or penalties will be owed. If CBP rejects the Company’s position, then the estimated amount of duties that could be owed is $0.9 million. In such event, it is reasonably possible that additional penalties could be assessed, depending upon the level of culpability found, of up to $1.7 million for negligence and up to $3.4 million for gross negligence. In the event penalties are assessed, the Company will have the opportunity to further contest CBP’s findings and seek cancellation or mitigation of such assessments.
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(unaudited)
NOTE 14 — OTHER
Cash dividends
Dividends declared in the six months ended June 30, 2023 were as follows:

Dividend per share	Date declared	Date of record	Payment date
$0.0425	3/8/2023	5/1/2023	5/15/2023
$0.0425	6/22/2023	8/1/2023	8/15/2023
During the six months ended June 30, 2023, the Company paid dividends of $1.9 million. This included payments made on February 15, 2023 and May 15, 2023 of $0.9 million and $0.9 million to stockholders of record on February 1, 2023 and May 1, 2023, respectively, and payments of $0.1 million for dividends payable upon the vesting of restricted shares and performance shares.
In the three months ended June 30, 2023, the Company reduced retained earnings for the accrual of $1.0 million relating to the dividend payable on August 15, 2023.
On August 2, 2023, the Board declared a quarterly dividend of $0.0425 per share of common stock payable on November 15, 2023 to stockholders of record on November 1, 2023.
Stock repurchase program
On March 14, 2022, the Company announced that its Board authorized the repurchase of up to $20.0 million of the Company’s common stock, replacing the Company’s previously-authorized $10.0 million share repurchase program. The repurchase authorization permits the Company to effect the repurchases from time to time through open market purchases and privately negotiated transactions. During the six months ended June 30, 2023, the Company repurchased 320,204 shares for a total cost of $2.5 million and thereafter retired the shares.
Supplemental cash flow information

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$10,453	$6,598
Cash paid for taxes, net of refunds	3,188	5,862

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(unaudited)
Components of accumulated other comprehensive loss, net

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Accumulated translation adjustment:
Balance at beginning of period	$(34,511)	$(31,868)	$(36,072)	$(31,752)
Translation adjustment during period	1,237	(4,307)	2,798	(4,423)
Balance at end of period	$(33,274)	$(36,175)	$(33,274)	$(36,175)
Accumulated deferred (losses) gains on cash flow hedges:
Balance at beginning of period	$(230)	$686	$923	$78
Change in unrealized (losses) gains	(261)	1,079	(511)	1,577
Amounts reclassified from accumulated other comprehensive loss:
Settlement of cash flow hedge (1)	(39)	(129)	(942)	(19)
Net change in cash flow hedges, net of taxes of $0, $243, $(2), $413	(300)	950	(1,453)	1,558
Balance at end of period	$(530)	$1,636	$(530)	$1,636
Accumulated effect of retirement benefit obligations:
Balance at beginning of period	$(693)	$(1,846)	$(705)	$(1,875)
Amounts reclassified from accumulated other comprehensive loss: (2)
Amortization of actuarial loss, net of taxes of $(4), $(10), $(8), $(19)	11	29	23	58
Balance at end of period	$(682)	$(1,817)	$(682)	$(1,817)
Total accumulated other comprehensive loss at end of period	$(34,486)	$(36,356)	$(34,486)	$(36,356)

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
RECENT DEVELOPMENTS
The global economy is experiencing relatively high inflation, which has in part been caused by the supply chain disruptions and higher consumer spending. The rise in inflation is contributing to higher prices, which may result in increased transportation and labor cost and consumer spending and buying patterns. Retailers have responded to the economic challenges by rightsizing inventory levels, and further reducing safety stock and weekly supply on hand. Further, the U.K. economy has been facing unfavorable economic and market conditions, with high inflation and low consumer confidence due to uncertain geopolitical and economic outlooks. The Company has been adversely impacted by these trends in 2022 and these trends have continued in 2023.
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
EQUITY INVESTMENT
As of June 30, 2023, the Company owned 24.7% of the outstanding capital stock of Grupo Vasconia S.A.B. (“Vasconia”), an integrated manufacturer of aluminum products and one of Mexico’s largest housewares companies. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange. The Quotation Key is VASCONI. The Company accounts for its investment in Vasconia using the equity method of accounting and records its proportionate share of Vasconia’s net income in the Company’s condensed consolidated statements of operations. Accordingly, the Company has recorded its proportionate share of Vasconia’s net income (reduced for amortization expense related to the customer relationships acquired) for the three and six months ended June 30, 2023 and 2022 in the accompanying unaudited condensed consolidated statements of operations. Pursuant to a Shares Subscription Agreement, the Company may designate four persons to be nominated as members of Vasconia’s Board of Directors (the "Vasconia Board"). As of June 30, 2023, the Vasconia Board was comprised of eleven members, of whom the Company had no designated members.
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
RESULTS OF OPERATIONS
The following table sets forth statements of operations data of the Company as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.8	63.5	62.4	64.6
Gross margin	38.2	36.5	37.6	35.4
Distribution expenses	10.7	11.5	11.2	11.0
Selling, general and administrative expenses	24.5	25.3	25.3	23.2
Restructuring expenses	—	—	0.2	—
Income (loss) from operations	3.0	(0.3)	0.9	1.2
Interest expense	(3.7)	(2.5)	(3.7)	(2.3)
Mark to market gain (loss) on interest rate derivatives	0.1	0.2	—	0.4
Gain on early retirement of debt	1.0	—	0.5	—
Income (loss) before income taxes and equity in (losses) earnings	0.4	(2.6)	(2.3)	(0.7)
Income tax (provision) benefit	(0.9)	0.1	—	(0.4)
Equity in (losses) earnings, net of taxes	(4.0)	0.2	(3.0)	0.2
Net loss	(4.5)%	(2.3)%	(5.3)%	(0.9)%

MANAGEMENT’S DISCUSSION AND ANALYSIS
THREE MONTHS ENDED JUNE 30, 2023 COMPARED TO THE THREE MONTHS ENDED
JUNE 30, 2022
Net Sales
Consolidated net sales for the three months ended June 30, 2023 were $146.4 million, representing a decrease of $4.9 million, or 3.2%, as compared to net sales of $151.3 million for the corresponding period in 2022. In constant currency, a non-GAAP financial measure, which excludes the impact of foreign exchange fluctuations and was determined by applying 2023 average rates to 2022 local currency amounts, consolidated net sales decreased by $5.3 million, or 3.5%, as compared to consolidated net sales in the corresponding period in 2022.
Net sales for the U.S. segment for the three months ended June 30, 2023 were $135.0 million, a decrease of $2.2 million, or 1.6%, as compared to net sales of $137.2 million for the corresponding period in 2022.
Net sales for the U.S. segment’s Kitchenware product category were $84.0 million for the three months ended June 30, 2023, a decrease of $0.3 million, or 0.4%, as compared to $84.3 million for the corresponding period in 2022. The decrease was driven by lower sales for cutlery and boards reflecting retail inventory rightsizing, offset by higher sales in other product lines, most notably for Taylor branded measurement products.
Net sales for the U.S. segment’s Tableware product category were $26.1 million for the three months ended June 30, 2023, a decrease of $3.8 million, or 12.7%, as compared to $29.9 million for the corresponding period in 2022. The decrease was attributable to lower dinnerware sales primarily due to a warehouse club program not repeated in 2023 and lower sales in other distribution channels.
Net sales for the U.S. segment’s Home Solutions product category were $24.9 million for the three months ended June 30, 2023, an increase of $1.9 million, or 8.3%, as compared to $23.0 million for the corresponding period in 2022. The increase was in Taylor branded bath measurement products, partially offset by hydration products.
Net sales for the International segment were $11.4 million for the three months ended June 30, 2023, a decrease of $2.7 million, or 19.1%, as compared to net sales of $14.1 million for the corresponding period in 2022. In constant currency, a non-GAAP financial measure, which excludes the impact of foreign exchange fluctuations, net sales decreased $2.7 million, or 18.8%, as compared to consolidated net sales in the corresponding period in 2022. The decrease was a result of a slowing of replenishment orders in the United Kingdom (“U.K.”) due to weaker end market demand caused by macroeconomic factors and lower e-commerce sales.
Gross margin
Gross margin for the three months ended June 30, 2023 was $56.0 million, or 38.2%, as compared to $55.2 million, or 36.5%, for the corresponding period in 2022.
Gross margin for the U.S. segment was $51.7 million, or 38.3%, for the three months ended June 30, 2023, as compared to $50.9 million, or 37.1%, for the corresponding period in 2022. The improvement in the gross margin percentage for the U.S. segment was driven by lower inbound freight costs and product mix.
Gross margin for the International segment was $4.3 million, or 37.7%, for the three months ended June 30, 2023, as compared to $4.3 million, or 30.5%, for the corresponding period in 2022. The improvement in the gross margin percentage was attributable to lower product costs, lower inbound freight costs and product mix. In addition, the current year reflects the benefit of lower duty costs on goods sold to European Union (“EU”) customers now distributed from the EU through the Company’s Netherlands distribution facility rather than the U.K.
Distribution expenses
Distribution expenses for the three months ended June 30, 2023 were $15.7 million, as compared to $17.4 million for the corresponding period in 2022. Distribution expenses as a percentage of net sales were 10.7% for the three months ended June 30, 2023, as compared to 11.5% for the three months ended June 30, 2022.
Distribution expenses as a percentage of net sales for the U.S. segment were approximately 9.3% and 10.5% for the three months ended June 30, 2023 and 2022, respectively. Distribution expenses during the three months ended June 30, 2023 and 2022 included $0.2 million and $0.1 million, respectively, for redesign costs related to the Company's U.S. warehouses. As a percentage of sales shipped from the Company’s U.S. warehouses, excluding non-recurring expenses, distribution expenses were 9.7% and 11.3% for the three months ended June 30, 2023 and 2022, respectively. The decrease in expenses as a percentage of sales was attributable to improved labor management efficiencies resulting in a decrease of employee expenses, lower storage expenses, and pallet expenses.
Distribution expenses as a percentage of net sales for the International segment were 27.7% for the three months ended June 30, 2023, compared to 21.4% for the corresponding period in 2022. As a percentage of sales shipped from the Company’s international warehouses distribution expenses were 25.1% and 22.1% for the three months ended June 30, 2023 and 2022, respectively. The increase in expenses as a percentage of sales was attributable to lower shipment volume.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended June 30, 2023 were $35.9 million, a decrease of $2.4 million, or 6.3%, as compared to $38.3 million for the corresponding period in 2022.
Selling, general and administrative expenses for the U.S. segment were $27.4 million for the three months ended June 30, 2023, as compared to $29.1 million for the corresponding period in 2022. As a percentage of net sales, selling, general and administrative expenses were 20.3% and 21.2% for the three months ended June 30, 2023 and 2022, respectively. The decrease in expense was primarily due to integration costs related to the S'well acquisition incurred in the prior year.
Selling, general and administrative expenses for the International segment were $4.0 million for the three months ended June 30, 2023, as compared to $4.3 million for the corresponding period in 2022. As a percentage of net sales, selling, general and administrative expenses were 35.1% and 30.5% for the three months ended June 30, 2023 and 2022, respectively. The expense decrease was attributable to lower employee costs. The reduction in employee costs was a result of the restructuring action taken by the Company in the fourth quarter of 2022.
Unallocated corporate expenses for the three months ended June 30, 2023 were $4.5 million, as compared to $4.9 million for the corresponding period in 2022. The current period decrease was driven by lower stock compensation expense and salary costs. The decrease in salary is due to the elimination of the Executive Chairman role as of March 31, 2023. The decrease was partially offset by an increase in professional expenses.
Interest expense
Interest expense was $5.5 million and $3.7 million for the three months ended June 30, 2023 and 2022, respectively. The increase in expense was a result of higher interest rates on outstanding borrowings, partially offset by lower average outstanding borrowings.
Mark to market gain (loss) on interest rate derivatives
Mark to market gain on interest rate derivatives was $0.2 million for the three months ended June 30, 2023, as compared to a mark to market gain on interest rate derivatives of $0.3 million for the three months ended June 30, 2022. The gain recognized for the three months ended June 30, 2022 was attributable to the change in the fair value due to the change in the projected interest rate environment. The mark to market amount represents the change in fair value on the Company’s interest rate derivatives that have not been designated as hedging instruments. These derivatives were entered into for purposes of locking-in a fixed interest rate on a portion of the Company’s variable interest rate debt. As of June 30, 2023, the intent of the Company is to hold these derivative contracts until their maturity.
Gain on early retirement of debt
Gain on early retirement of debt was $1.5 million for the three months ended June 30, 2023. The gain recognized for the three months ended June 30, 2023 was attributable to the repurchase of $47.2 million in principal amount of the Term Loan. Refer to NOTE 7 — DEBT for additional information.
Income taxes
Income tax provision of $1.2 million and income tax benefit of $0.1 million for the three months ended June 30, 2023 and 2022, respectively, represent taxes on both U.S. and foreign earnings at a combined effective income tax provision rate of 212.3% and an income tax benefit rate of 2.5%, respectively. The effective tax rate for the three months ended June 30, 2023 differs from the federal statutory income tax rate of 21.0% primarily due to state and local tax expense, the impact of non-deductible expenses, and foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance, partially offset by a benefit for federal credits. The effective tax rate for the three months ended June 30, 2022 differs from the federal statutory income tax rate of 21.0% primarily due to foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance.
Equity in (losses) earnings
Equity in losses of Vasconia, net of taxes, was $1.4 million for the three months ended June 30, 2023, as compared to equity in earnings of Vasconia, net of taxes, of $0.3 million for the three months ended June 30, 2022. For the three months ended June 30, 2023, equity in losses included a non-cash impairment charge of $4.4 million to reduce the carrying value of the Company’s investment in Vasconia to its fair value. The decline in the fair value was determined to be other than temporary due to the decline in the quoted stock price, the continued decline in the operating results of Vasconia and the recent downgrade in Vasconia’s debt rating.
Vasconia reported income from operations of $0.2 million for the three months ended June 30, 2023, as compared to income from operations of $0.5 million for the three months ended June 30, 2022. The decrease in income from operations was primarily attributable to decreased operating results in the current period in Vasconia’s aluminum division.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SIX MONTHS ENDED JUNE 30, 2023 COMPARED TO THE SIX MONTHS ENDED
JUNE 30, 2022
Net Sales
Consolidated net sales for the six months ended June 30, 2023 were $291.9 million, a decrease of $42.1 million, or 12.6%, as compared to net sales of $334.0 million for the corresponding period in 2022. In constant currency, a non-GAAP financial measure, which excludes the impact of foreign exchange fluctuations and was determined by applying 2023 average rates to 2022 local currency amounts, consolidated net sales decreased by $40.3 million, or 12.1%, as compared to consolidated net sales in the corresponding period in 2022.
Net sales for the U.S. segment for the six months ended June 30, 2023 were $268.5 million, a decrease of $34.9 million, or 11.5%, as compared to net sales of $303.4 million for the corresponding period in 2022.
Net sales for the U.S. segment’s Kitchenware product category were $169.7 million for the six months ended June 30, 2023, a decrease of $28.8 million, or 14.5%, as compared to $198.5 million for the corresponding period in 2022. The decrease was mainly driven by lower sales across most distribution channels for kitchen tools and gadgets, cutlery and board, and bakeware products. The decrease was a result of slowing replenishment orders as retailers reduced safety stock and weeks supply, which began in the second quarter of 2022.
Net sales for the U.S. segment’s Tableware product category were $50.1 million for the six months ended June 30, 2023, a decrease of $6.4 million, or 11.3%, as compared to $56.5 million for the corresponding period in 2022. The decrease was primarily driven by dinnerware sales due to a warehouse club program not repeated in 2023 and lower sales for e-commerce and brick-and-mortar customers. This was partially offset by an increase in sales to off-price retailers.
Net sales for the U.S. segment’s Home Solutions product category were $48.7 million for the six months ended June 30, 2023, an increase of $0.3 million, or 0.6%, as compared to $48.4 million for the corresponding period in 2022. The increase was primarily driven by a private label hydration program.
Net sales for the International segment were $23.4 million for the six months ended June 30, 2023, a decrease of $7.2 million, or 23.5%, as compared to net sales of $30.6 million for the corresponding period in 2022. In constant currency, a non-GAAP financial measure, which excludes the impact of foreign exchange fluctuations, net sales decreased $5.4 million, or 18.6%, as compared to consolidated net sales in the corresponding period in 2022. The decrease was driven by a slowing of replenishment orders in the U.K. due to weaker end market demand caused by macroeconomic factors and lower e-commerce sales.
Gross margin
Gross margin for the six months ended June 30, 2023 was $109.8 million, or 37.6%, as compared to $118.2 million, or 35.4%, for the corresponding period in 2022.
Gross margin for the U.S. segment was $100.6 million, or 37.5%, for the six months ended June 30, 2023, as compared to $108.7 million, or 35.8%, for the corresponding period in 2022. The decrease in gross margin for the U.S. was driven by lower sales. The improvement in gross margin percentage was due to lower inbound freight costs and product mix.

Gross margin for the International segment was $9.2 million, or 39.3%, for the six months ended June 30, 2023, as compared to $9.5 million, or 31.0%, for the corresponding period in 2022. The decrease in gross margin was driven by lower sales. The increase in gross margin percentage was due to lower product costs and inbound freight costs. In addition, the current year reflects the benefit of lower duty costs on goods sold to European Union (“EU”) customers now distributed from the EU through the Company’s Netherlands distribution facility rather than the U.K.
Distribution expenses
Distribution expenses for the six months ended June 30, 2023 were $32.6 million, as compared to $36.6 million for the corresponding period in 2022. Distribution expenses as a percentage of net sales were 11.2% for the six months ended June 30, 2023, as compared to 11.0% for the six months ended June 30, 2022.
Distribution expenses as a percentage of net sales for the U.S. segment were approximately 9.7% and 9.6% for the six months ended June 30, 2023 and 2022, respectively. Distribution expenses during the six months ended June 30, 2023 and 2022 include $0.4 million and $0.2 million, respectively, for redesign costs related to the Company's U.S. warehouses. As a percentage of sales shipped from the Company’s U.S. warehouses, excluding non-recurring expenses, distribution expenses were 10.0% and 10.6% for the six months ended June 30, 2023 and 2022, respectively. The decrease in the expenses as a percentage of sales was a result of lower pallet expenses, improved labor management efficiencies resulting in a decrease of employee expenses and lower storage expenses, partially offset by higher real estate taxes.
Distribution expenses as a percentage of net sales for the International segment were 27.6% for the six months ended June 30, 2023, compared to 24.0% for the corresponding period in 2022. Distribution expenses during the six months ended June 30, 2022 include $0.4 million for the Company’s relocation costs for its new warehouse distribution facility in the Netherlands. As a percentage of sales shipped from the Company’s international warehouse, excluding non-recurring expenses, distribution expenses were 24.5% and 21.9% for the six months ended June 30, 2023 and 2022, respectively. The increase was primarily attributed to lower shipment volume.
Selling, general and administrative expenses
Selling, general and administrative expenses for the six months ended June 30, 2023 were $73.8 million, a decrease of $3.9 million, or 5.0%, as compared to $77.7 million for the corresponding period in 2022.
Selling, general and administrative expenses for the U.S. segment were $56.7 million for the six months ended June 30, 2023, as compared to $57.6 million for the corresponding period in 2022. As a percentage of net sales, selling, general and administrative expenses were 21.1% and 19.0% for the six months ended June 30, 2023 and 2022, respectively. The increase in selling, general and administrative expense as a percentage of net sales is due to the impact of fixed costs on lower sales volume. The decrease was attributable to cost incurred in the prior year for integration costs related to the S'well acquisition and financing fees on receivables sold to HSBC, and lower rent expense in the current period. The decrease was partially offset by the provision for doubtful accounts in the current period related to significant declines in the financial condition of the Company's customer Bed, Bath and Beyond Inc.
Selling, general and administrative expenses for the International segment were $7.5 million for the six months ended June 30, 2023, as compared to $9.3 million for the corresponding period in 2022. The decrease was primarily attributable to lower foreign currency exchange losses and lower employee costs. The reduction in employee costs was a result of the restructuring action taken by the Company in the fourth quarter of 2022.
Unallocated corporate expenses for the six months ended June 30, 2023 were $9.5 million, as compared to $10.8 million for the corresponding period in 2022. The decrease was driven by lower salary costs, as a result of the elimination of the Executive Chairman role as of March 31, 2023 and lower stock compensation expense.
Restructuring expenses
For the six months ended June 30, 2023, the Company incurred $0.8 million of unallocated corporate expense related to the termination payment with its Executive Chairman. On November 1, 2022, the Company entered into a transition agreement with its Executive Chairman, which provides for termination of his employment with the Company, effective March 31, 2023. The transition agreement amends his employment agreement which was set to expire on December 31, 2022. The employment agreement provided for a one-time termination payment which was paid in April, 2023.

Interest expense
Interest expense was $10.9 million and $7.5 million for the six months ended June 30, 2023 and 2022, respectively. The increase in expense was a result of higher interest rates on outstanding borrowings, partially offset by lower average outstanding borrowings.
Mark to market gain (loss) on interest rate derivatives
Mark to market loss on interest rate derivatives was $0.04 million for the six months ended June 30, 2023, as compared to a mark to market gain on interest rate derivatives of $1.4 million for the six months ended June 30, 2022. The decrease was attributable to the change in the fair value based on the increase in interest rates. The mark to market amount represents the change in fair value on the Company’s interest rate derivatives that have not been designated as hedging instruments. These derivatives were entered into for purposes of locking-in a fixed interest rate on a portion of the Company’s variable interest rate debt. As of June 30, 2023, the intent of the Company is to hold these derivative contracts until their maturity.
Gain on early retirement of debt
Gain on early retirement of debt was $1.5 million for the six months ended June 30, 2023. The gain recognized for the six months ended June 30, 2023 was attributable to the repurchase of $47.2 million in principal amount of the Term Loan. Refer to NOTE 7 — DEBT for additional information.
Income taxes
Income tax benefit of $0.1 million and income tax provision of $1.6 million for the six months ended June 30, 2023 and 2022, respectively, represent taxes on both US and foreign earnings at a combined effective income tax benefit rate of 1.6% and an income tax provision of (69.8)%, respectively. The negative tax rate for the six months ended June 30, 2022 reflects tax expense on a pretax financial reporting loss. The effective tax rate for the six months ended June 30, 2023 differs from the federal statutory income tax rate of 21.0% primarily due to state and local tax expense and foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance. The effective tax rate for the six months ended June 30, 2022 differs from the federal statutory income tax rate of 21.0% primarily due to foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance.
Equity in (losses) earnings
Equity in losses of Vasconia, net of taxes, was $2.1 million for the six months ended June 30, 2023, as compared to equity in earnings of Vasconia, net of taxes, of $0.8 million for the six months ended June 30, 2022. For the six months ended June 30, 2023, equity in losses included a non-cash impairment charge of $6.5 million to reduce the carrying value of the Company’s investment in Vasconia to its fair value. The decline in the fair value was determined to be other than temporary due to the decline in the quoted stock price, the continued decline in the operating results of Vasconia and the recent downgrade in Vasconia’s debt rating.
Vasconia reported loss from operations of $0.8 million for the six months ended June 30, 2023, as compared to income from operations of $5.2 million for the six months ended June 30, 2022. The decrease in income from operations was primarily attributable to decreased operating results in the current period in Vasconia's aluminum divisions.

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
At June 30, 2023, the Company had cash and cash equivalents of $15.1 million, compared to $23.6 million at December 31, 2022. Working capital was $222.4 million at June 30, 2023, compared to $270.4 million at December 31, 2022. Liquidity, which includes cash and cash equivalents, availability under the ABL Agreement, and available funding under the Receivables Purchase Agreement, was approximately $190.5 million at June 30, 2023.
Inventory, a large component of the Company’s working capital, is expected to fluctuate from period to period, with inventory levels higher primarily in the June through October time period. The Company also expects inventory turnover to fluctuate from period to period based on product and customer mix. Certain product categories have lower inventory turnover rates as a result of minimum order quantities from the Company’s vendors or customer replenishment needs. Certain other product categories experience higher inventory turns due to lower minimum order quantities or trending sale demands. For the three months ended June 30, 2023, inventory turnover was 1.7 times, or 213 days, as compared to 1.4 times, or 270 days, for the three months ended June 30, 2022. The improvement was attributable to lower inventory levels as compared to the prior year, which were elevated due to inventory buildup at retailers as a result of supply chain disruptions and weaker end market demand.
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
As of June 30, 2023 and December 31, 2022, the total availability under the ABL Agreement was as follows (in thousands):

	June 30, 2023	December 31, 2022
Maximum aggregate principal allowed	$180,721	$189,411
Outstanding borrowings under the ABL Agreement	(25,232)	(10,424)
Standby letters of credit	(3,384)	(2,765)
Total availability under the ABL Agreement	$152,105	$176,222
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
On June 8, 2023, the Company completed the repurchase of $47.2 million in principal amount of the Term Loan, for $95.0 per $100.0 of principal. The repurchase was executed by way of a reverse Dutch auction, pursuant to and in accordance with the terms and conditions provided for in the Term Loan. In connection therewith, debt issuance costs of $0.5 million were written off and fees of $0.4 million were incurred. The gain on the early retirement of the Term Loan was $1.5 million, net of fees and expenses.
The current and non-current portions of the Company’s Term Loan included in the condensed consolidated balance sheets were as follows (in thousands):

	June 30, 2023	December 31, 2022
Current portion of Term Loan:
Estimated Excess Cash Flow principal payment	$16,000	$—
Estimated unamortized debt issuance costs	(1,143)	—
Total Current portion of Term Loan	$14,857	$—

Non-current portion of Term Loan:
Term Loan, net of current portion	$182,684	$245,911
Estimated unamortized debt issuance costs	(734)	(3,054)
Total Non-current portion of Term Loan	$181,950	$242,857
The estimated Excess Cash Flow principal payment recorded at June 30, 2023 represents the Company’s estimate for the 2024 Excess Cash Flow Payment. There was no Excess Cash Flow payment due in 2023.
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
Borrowings under the revolving credit facility bear interest, at the Company’s option, at one of the following rates: (i) an alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.5% or one-month Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus 1.0% as of a specified date in advance of the determination, but in each case not less than 1.0%, plus a margin of 0.25% to 0.50%, or (ii) Adjusted Term SOFR, which is the Term SOFR Rate for the selected 1, 3 or 6 month interest period plus 0.10% (or Euro Interbank Offered Rate “EURIBOR” for borrowings denominated in Euro; or Sterling Overnight Index Average “SONIA” for borrowings denominated in Pounds Sterling), but in each case not less than zero, plus a margin of 1.25% to 1.50%. The respective margins are based upon average quarterly availability, as defined in and computed pursuant to the ABL Agreement. In addition, the Company pays a commitment fee of 0.20% to 0.25% per annum based on the average daily unused portion of the aggregate commitment under the ABL Agreement. The interest rate on outstanding borrowings under the ABL Agreement at June 30, 2023 was 4.93%. The Company paid a commitment fee of 0.25% during the six months ended June 30, 2023.
The Term Loan bears interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of (x) the prime rate, (y) a federal funds and overnight bank funding based rate plus 0.5% or (z) one-month Adjusted Term SOFR, but not less than 1.0%, plus 1.0%, plus a margin of 2.5% or (ii) SOFR for the applicable interest period, multiplied by any statutory reserve rate, but not less than 1.0%, plus a margin of 3.5%. The interest rate on outstanding borrowings under the Term Loan at June 30, 2023 was 8.72%.
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
The Company was in compliance with the covenants of the Debt Agreements at June 30, 2023.
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
The Company’s adjusted EBITDA (including pro forma adjustments), for the trailing twelve months ended June 30, 2023 was $52.9 million.
Capital expenditures for the six months ended June 30, 2023 were $1.0 million.
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
The following is a reconciliation of the net (loss) income, as reported, to adjusted EBITDA, for each of the last four quarters and the 12 months ended June 30, 2023:

	Quarter Ended				Twelve Months Ended June 30, 2023
	September 30, 2022	December 31, 2022	March 31, 2023	June 30, 2023
	(in thousands)
Net (loss) income as reported	$(6,358)	$3,272	$(8,805)	$(6,520)	$(18,411)
Undistributed equity losses, net	8,159	2,058	2,777	5,863	18,857
Income tax provision (benefit)	1,845	2,308	(1,348)	1,242	4,047
Interest expense	4,581	5,125	5,336	5,528	20,570
Depreciation and amortization	4,598	5,001	4,870	4,925	19,394
Mark to market (gain) loss on interest rate derivatives	(637)	19	234	(197)	(581)
Stock compensation expense	1,026	281	861	1,011	3,179
Contingent consideration fair value adjustments	—	—	—	(50)	(50)
Gain on early retirement of debt	—	—	—	(1,520)	(1,520)
Acquisition related expenses	109	170	490	242	1,011
Restructuring expenses	—	1,420	856	—	2,276
Warehouse relocation and redesign expenses(1)	59	—	194	157	410
S'well integration costs(2)	250	—	—	—	250
Wallace facility remediation expense	5,140	—	—	—	5,140
Adjusted EBITDA, before limitation	18,772	19,654	5,465	10,681	54,572
Pro forma projected synergies adjustment(3)					$1,412
Pro forma Adjusted EBITDA, before limitation(5)					$55,984
Permitted non-recurring charge limitation (4)					(3,124)
Pro forma Adjusted EBITDA(5)	$18,772	$19,654	$5,465	$10,681	$52,860
(1) For the twelve months ended June 30, 2023, the warehouse relocation and redesign expenses were related to the U.S. segment.
(2) For the twelve months ended June 30, 2023, S'well integration costs included $0.3 million of expenses related to inventory step up adjustment in connection with S'well acquisition.
(3) Pro forma projected synergies represents the projected cost savings of $0.8 million associated with the reorganization of the International segment's workforce, $0.4 million associated with the Executive Chairman's cessation of service in such role, and $0.2 million associated with reorganization of the U.S. segment's sales management structure.
(4) Permitted non-recurring charges include restructuring expenses, integration charges, Wallace facility remediation expense, and warehouse relocation and redesign expenses. These are permitted exclusions from the Company’s adjusted EBITDA, subject to limitations, pursuant to the Company’s Debt Agreements.
(5) Adjusted EBITDA is a non-GAAP financial measure that is defined in the Company’s debt agreements. Adjusted EBITDA is defined as net (loss) income, adjusted to exclude undistributed equity in losses, income tax provision (benefit), interest expense, depreciation and amortization, mark to market (gain) loss on interest rate derivatives, stock compensation expense, gain on early retirement of debt, Wallace facility remediation expense, and other items detailed in the table above that are consistent with exclusions permitted by our debt agreements.
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
The Company did not sell receivables to HSBC during the three and six months ended June 30, 2023. Pursuant to the Receivable Purchase Agreement, the Company sold to HSBC $33.5 million and $79.8 million of receivables during the three and six months ended June 30, 2022, respectively. Charges of $0.2 million and $0.3 million, respectively, related to the sale of the receivables were included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2022. At June 30, 2023 and 2022, zero and $25.6 million, respectively, of receivables sold were outstanding and due to HSBC from customers.
At June 30, 2023, $23.3 million of accounts receivables were available for sale to HSBC, net of applicable charges.
Derivatives
Interest Rate Swaps
The Company’s total outstanding notional value of interest rate swaps was $25.0 million at June 30, 2023. These non-designated interest rate swaps were entered into in June 2019 and serve as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings and expire in February 2025.
The Company’s interest rate swaps that were designated as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings expired in March 2023. The Company has no designated interest rate swaps at June 30, 2023.
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
The aggregate gross notional value of foreign exchange contracts at June 30, 2023 was $7.0 million. These foreign exchange contracts have been designated as hedges in order to apply hedge accounting.
The Company is exposed to market risks as well as changes in foreign currency exchange rates as measured against the USD and each other, and to changes to the credit risk of derivative counterparties. The Company attempts to minimize these risks primarily by using foreign currency forward contracts and by maintaining counterparty credit limits. These hedging activities provide only limited protection against currency exchange and credit risk. Factors that could influence the effectiveness of the Company’s hedging programs include those impacting currency markets and the availability of hedging instruments and liquidity of the credit markets. All foreign currency forward contracts that the Company enters into are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure. The Company does not enter into such contracts for speculative purposes, and as of June 30, 2023, these foreign exchange contracts have been designated as hedges in to order to apply hedge accounting.
Operating activities
Net cash provided by operating activities was $29.0 million for the six months ended June 30, 2023, as compared to net cash used in operating activities of $8.9 million for the six months ended June 30, 2022. The increase from 2023 compared to 2022 was attributable to a reduction in inventory levels and the timing of payments for accounts payable and accrued expenses, partially offset by timing of collections related to the Company's accounts receivables.

Investing activities
Net cash used in investing activities was $1.0 million and $19.4 million for the six months ended June 30, 2023 and 2022, respectively. The decrease from 2023 compared to 2022 was attributable to the cash consideration of $18.0 million paid for the acquisition of S'well in 2022.
Financing activities
Net cash used in financing activities was $36.5 million for the six months ended June 30, 2023, as compared to net cash provided by financing activities of $7.7 million for the six months ended June 30, 2022. The change was mainly attributable to the repurchase of a portion of the term loan in the 2023 period, compared to the Excess Cash Flow principal payment on the term loan in the 2022 period and lower proceeds from the revolving credit facility in the 2023 period. The cash used in financing activities was partially offset by decreased payments for stock repurchases in the 2023 period.
Stock repurchase program
On March 14, 2022, the Company announced that its Board authorized the repurchase of up to $20.0 million of the Company’s common stock, replacing the Company’s previously-authorized $10.0 million share repurchase program. The repurchase authorization permits the Company to effect the repurchases from time to time through open market purchases and privately negotiated transactions. During the six months ended June 30, 2023, the Company repurchased 320,204 shares for a total cost of $2.5 million and thereafter retired the shares.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the 2022 Annual Report on Form 10-K.
Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2023, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.
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

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs subsequent to end of period (2)
April 1 - April 30, 2023	—	$—	—	$11,140,752
May 1 - May 31, 2023	—	—	—	11,140,752
June 1 - June 30, 2023	17,910	5.50	—	11,140,752
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
(2)On March 14, 2022, the Company announced that its Board authorized the repurchase of up to $20.0 million of the Company’s common stock, replacing the Company’s previously-authorized $10 million share repurchase program. The repurchase authorization permits the Company to effect the repurchases from time to time through open market purchases and privately negotiated transactions. No repurchases occurred during the three months ended June 30, 2023.

Item 5. Other Information
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2023.

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

Lifetime Brands, Inc.

/s/ Robert B. Kay	August 3, 2023
Robert B. Kay
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Laurence Winoker	August 3, 2023
Laurence Winoker
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)