Form 10-Q
period 2023-09-30
LIFETIME BRANDS, INC
filed 2023-11-09
CIK 874396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding as of October 31, 2023 was 21,814,236.

LIFETIME BRANDS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2023

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,318	$23,598
Accounts receivable, less allowances of $16,810 at September 30, 2023 and $14,606 at December 31, 2022	153,456	141,195
Inventory	217,696	222,209
Prepaid expenses and other current assets	12,139	13,254
Income taxes receivable	1,254	—
TOTAL CURRENT ASSETS	390,863	400,256
PROPERTY AND EQUIPMENT, net	16,824	18,022
OPERATING LEASE RIGHT-OF-USE ASSETS	71,834	74,869
INVESTMENTS	3,963	12,516
INTANGIBLE ASSETS, net	202,872	213,887
OTHER ASSETS	5,312	6,338
TOTAL ASSETS	$691,668	$725,888
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturity of term loan	$13,866	$—
Accounts payable	57,188	38,052
Accrued expenses	69,320	77,602
Income taxes payable	—	224
Current portion of operating lease liabilities	13,585	14,028
TOTAL CURRENT LIABILITIES	153,959	129,906
OTHER LONG-TERM LIABILITIES	14,796	14,995
INCOME TAXES PAYABLE, LONG-TERM	1,589	1,591
OPERATING LEASE LIABILITIES	72,808	76,420
DEFERRED INCOME TAXES	9,560	9,607
REVOLVING CREDIT FACILITY	29,305	10,424
TERM LOAN	183,234	242,857
STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value, shares authorized: 100 shares of Series A and 2,000,000 shares of Series B; none issued and outstanding	—	—
Common stock, $0.01 par value, shares authorized: 50,000,000 at September 30, 2023 and December 31, 2022; shares issued and outstanding: 21,814,236 at September 30, 2023 and 21,779,799 at December 31, 2022	218	218
Paid-in capital	276,813	274,579
(Accumulated deficit) retained earnings	(15,333)	1,145
Accumulated other comprehensive loss	(35,281)	(35,854)
TOTAL STOCKHOLDERS’ EQUITY	226,417	240,088
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$691,668	$725,888
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	$191,669	$186,590	$483,540	$520,621
Cost of sales	120,718	118,757	302,756	334,553
Gross margin	70,951	67,833	180,784	186,068
Distribution expenses	17,125	18,641	49,742	55,239
Selling, general and administrative expenses	40,214	36,462	113,984	114,208
Restructuring expenses	—	—	856	—
Wallace facility remediation expense	—	5,140	—	5,140
Income from operations	13,612	7,590	16,202	11,481
Interest expense	(5,246)	(4,581)	(16,110)	(12,080)
Mark to market (loss) gain on interest rate derivatives	(98)	637	(135)	1,990
Gain on early retirement of debt	—	—	1,520	—
Income before income taxes and equity in losses	8,268	3,646	1,477	1,391
Income tax provision	(3,015)	(1,845)	(2,909)	(3,420)
Equity in losses, net of taxes	(1,047)	(8,159)	(9,687)	(7,409)
NET INCOME (LOSS)	$4,206	$(6,358)	$(11,119)	$(9,438)
BASIC INCOME (LOSS) PER COMMON SHARE	$0.20	$(0.30)	$(0.52)	$(0.44)
DILUTED INCOME (LOSS) PER COMMON SHARE	$0.20	$(0.30)	$(0.52)	$(0.44)

See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$4,206	$(6,358)	$(11,119)	$(9,438)
Other comprehensive (loss) income, net of taxes:
Translation adjustment	(1,242)	(2,686)	1,556	(7,109)
Net change in cash flow hedges	435	354	(1,018)	1,912
Effect of retirement benefit obligations	12	29	35	87
Other comprehensive (loss) income, net of taxes	(795)	(2,303)	573	(5,110)
Comprehensive income (loss)	$3,411	$(8,661)	$(10,546)	$(14,548)
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common stock		Paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2022	21,780	$218	$274,579	$1,145	$(35,854)	$240,088
Net loss	—	—	—	(8,805)	—	(8,805)
Other comprehensive income, net of taxes	—	—	—	—	420	420
Performance shares issued to employees	120	1	(1)	—	—	—
Net issuance of restricted shares granted to employees	185	2	(2)	—	—	—
Stock compensation expense	—	—	866	—	—	866
Shares effectively repurchased for required employee withholding taxes	(74)	(1)	(438)	—	—	(439)
Stock repurchase	(320)	(3)	—	(2,536)	—	(2,539)
Dividends (1)	—	—	—	(930)	—	(930)
BALANCE AT MARCH 31, 2023	21,691	$217	$275,004	$(11,126)	$(35,434)	$228,661
Net loss	—	—	—	(6,520)	—	(6,520)
Other comprehensive income, net of taxes	—	—	—	—	948	948
Net issuance of restricted shares granted to employees and directors	141	1	(1)	—	—	—
Stock compensation expense	—	—	1,010	—	—	1,010
Shares effectively repurchased for required employee withholding taxes	(18)	—	(98)	—	—	(98)
Dividends (1)	—	—	—	(950)	—	(950)
BALANCE AT JUNE 30, 2023	21,814	$218	$275,915	$(18,596)	$(34,486)	$223,051
Net income	—	—	—	4,206	—	4,206
Other comprehensive loss, net of taxes	—	—	—	—	(795)	(795)
Stock compensation expense	—	—	898	—	—	898
Dividends (1)	—	—	—	(943)	—	(943)
BALANCE AT SEPTEMBER 30, 2023	21,814	$218	$276,813	$(15,333)	$(35,281)	$226,417
(1) Cash dividends declared per share of common stock were $0.1275 and $0.1275 in the nine months ended September 30, 2023 and 2022, respectively.

	Common stock		Paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2021	22,018	$220	$271,556	$17,419	$(33,549)	$255,646
Net income	—	—	—	380	—	380
Other comprehensive income, net of taxes	—	—	—	—	521	521
Performance shares issued to employees	167	2	(2)	—	—	—
Net issuance of restricted shares granted to employees	207	2	(2)	—	—	—
Stock compensation expense	—	—	1,151	—	—	1,151
Net exercise of stock options	22	—	233	—	—	233
Shares effectively repurchased for required employee withholding taxes	(45)	—	(568)	—	—	(568)
Stock repurchase	(51)	(1)	(670)	—		(671)
Dividends (1)	—	—	—	(960)	—	(960)
BALANCE AT MARCH 31, 2022	22,318	$223	$271,698	$16,839	$(33,028)	$255,732
Net loss	—	—	—	(3,460)	—	(3,460)
Other comprehensive loss, net of taxes					(3,328)	(3,328)
Net issuance of restricted shares granted to employees and directors	54	1	(1)	—	—	—
Stock compensation expense	—	—	1,280	—	—	1,280
Net exercise of stock options	3	—	—	—	—	—
Shares effectively repurchased for required employee withholding taxes	(30)	(1)	(369)	—	—	(370)
Stock repurchase	(286)	(2)	671	(4,197)		(3,528)
Dividends (1)	—	—	—	(958)	—	(958)
BALANCE AT JUNE 30, 2022	22,059	$221	$273,279	$8,224	$(36,356)	$245,368
Net loss	—	—	—	(6,358)	—	(6,358)
Other comprehensive loss, net of taxes					(2,303)	(2,303)
Net issuance of restricted shares granted to employees and directors	(1)	—	—	—	—	—
Stock compensation expense	—	—	1,023	—	—	1,023
Shares effectively repurchased for required employee withholding taxes	(1)	—	—	—	—	—
Stock repurchase	(53)	(1)	(1)	(477)		(479)
Dividends (1)	—	—	—	(952)	—	(952)
BALANCE AT SEPTEMBER 30, 2022	22,004	$220	$274,301	$437	$(38,659)	$236,299
(1) Cash dividends declared per share of common stock were $0.1275 and $0.1275 in the nine months ended September 30, 2023 and 2022, respectively.
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Nine Months Ended September 30,
	2023	2022
OPERATING ACTIVITIES
Net loss	$(11,119)	$(9,438)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	14,616	14,535
Amortization of financing costs	1,397	1,305
Mark to market loss (gain) on interest rate derivatives	135	(1,990)
Non-cash lease adjustment	(1,617)	(1,055)
Provision (recovery) for doubtful accounts	2,193	(140)
Deferred income taxes	5	—
Stock compensation expense	2,770	3,565
Undistributed losses from equity investment, net of taxes	9,687	7,409
Contingent consideration fair value adjustments	(50)	—
Gain on early retirement of debt	(1,520)	—
Changes in operating assets and liabilities (excluding the effects of business acquisitions)
Accounts receivable	(14,279)	38,765
Inventory	4,828	(3,694)
Prepaid expenses, other current assets and other assets	1,784	(177)
Accounts payable, accrued expenses and other liabilities	9,615	(66,062)
Income taxes receivable	(1,254)	(2,583)
Income taxes payable	(230)	(525)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	16,961	(20,085)
INVESTING ACTIVITIES
Purchases of property and equipment	(1,765)	(1,975)
Acquisition	—	(17,956)
NET CASH USED IN INVESTING ACTIVITIES	(1,765)	(19,931)
FINANCING ACTIVITIES
Proceeds from revolving credit facility	69,954	264,184
Repayments of revolving credit facility	(51,123)	(230,365)
Repayments of term loan	(44,866)	(6,216)
Payment of financing costs	(433)	(882)
Payments for finance lease obligations	(20)	(24)
Payments of tax withholding for stock based compensation	(537)	(938)
Proceeds from the exercise of stock options	—	233
Payments for stock repurchase	(2,539)	(4,678)
Cash dividends paid	(2,832)	(2,887)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(32,396)	18,427
Effect of foreign exchange on cash	(80)	(463)
DECREASE IN CASH AND CASH EQUIVALENTS	(17,280)	(22,052)
Cash and cash equivalents at beginning of period	23,598	27,982
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,318	$5,930
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
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
Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
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
September 30, 2023
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
Receivable purchase agreement
The Company has an uncommitted Receivables Purchase Agreement with HSBC Bank USA, National Association (“HSBC”) as Purchaser (the “Receivables Purchase Agreement”). The sale of accounts receivable, under the Receivables Purchase Agreement with HSBC, is excluded from the Company’s unaudited condensed consolidated balance sheets at the time of sale and the related sale expense is included in selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations. The Company did not sell receivables to HSBC during the three and nine months ended September 30, 2023. Pursuant to the Receivable Purchase Agreement, the Company sold to HSBC $30.0 million and $109.8 million of receivables during the three and nine months ended September 30, 2022, respectively. Charges of $0.2 million and $0.5 million, respectively, related to the sale of the receivables were included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2022. At September 30, 2023 and 2022, zero and $20.2 million, respectively, of receivables sold were outstanding and due to HSBC from customers.
At September 30, 2023, $24.8 million of accounts receivables were available for sale to HSBC, net of applicable charges.
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
The components of inventory were as follows (in thousands):

	September 30, 2023	December 31, 2022
Finished goods	$208,775	$213,450
Work in process	165	70
Raw materials	8,756	8,689
Total	$217,696	$222,209

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
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
September 30, 2023
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
In the fourth quarter of 2022, the Company's U.S. segment incurred $0.4 million of restructuring expense in connection with the reorganization the U.S. segment’s sales management structure. At September 30, 2023, the accrual balance was $0.1 million, and the remaining payments are expected to be paid within fiscal year 2023.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(unaudited)
During the nine months ended September 30, 2023, the Company incurred $0.8 million of unallocated corporate expense related to the termination payment with its Executive Chairman, Jeffrey Siegel (the “Executive Chairman”). On November 1, 2022, the Company entered into a transition agreement with its Executive Chairman which terminated his employment with the Company, effective March 31, 2023. The employment agreement provided for a one-time termination payment. The one-time payment of $1.4 million was recognized over the remaining employment period with $0.6 million recognized in the fourth quarter of 2022. The termination payment was paid on April 7, 2023.
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
NOTE 2 —REVENUE
The Company sells products wholesale, to retailers and distributors, and sells products retail, directly to consumers. Wholesale sales and retail sales are recognized at the point in time the customer obtains control of the products in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products. To indicate the transfer of control, the Company must have a present right to payment, legal title must have passed to the customer, the customer must have the significant risks and rewards of ownership, and where acceptance is not a formality, the customer must have accepted the product or service. The Company’s principal terms of sale are Free On Board (“FOB”) Shipping Point, or equivalent, and, as such, the Company primarily transfers control and records revenue for product sales upon shipment. Sales arrangements with delivery terms that are not FOB Shipping Point are not recognized upon shipment and the transfer of control for revenue recognition is evaluated based on the associated shipping terms and customer obligations. Shipping and handling fees that are billed to customers in sales transactions are included in net sales and amounted to $0.8 million and $1.7 million for the three and nine months ended September 30, 2023, respectively and $1.2 million and $3.2 million for the three and nine months ended September 30, 2022, respectively. Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(unaudited)
The following tables present the Company’s net sales disaggregated by segment, product category and geographic region for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
U.S. segment
Kitchenware	$97,656	$92,587	$267,403	$291,062
Tableware	48,881	44,515	99,029	101,035
Home Solutions	32,856	35,716	81,425	84,130
Total U.S. segment	179,393	172,818	447,857	476,227

International segment	12,276	13,772	35,683	44,394
Total net sales	$191,669	$186,590	$483,540	$520,621

United States	$166,917	$163,304	$421,458	$454,356
United Kingdom	8,129	8,676	24,420	27,515
Rest of World	16,623	14,610	37,662	38,750
Total net sales	$191,669	$186,590	$483,540	$520,621

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
September 30, 2023
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
A credit of $(0.1) million is included in Selling, general and administrative expenses for the nine months ended September 30, 2023 to reflect the change in fair value of a contingent consideration obligation acquired by the Company in connection with its acquisition of S'well. There was no such adjustment in the three months ended September 30, 2023.
NOTE 4 — LEASES
The Company has operating leases for corporate offices, distribution facilities, a manufacturing plant, and certain vehicles.
The components of lease expense for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease expenses(1):
Fixed lease expense	$4,256	$4,463	$12,662	$13,392
Variable lease expense	1,444	1,187	4,194	3,532
Total	$5,700	$5,650	$16,856	$16,924
(1) Expenses are recorded within distribution expenses and selling, general and administrative expenses on the unaudited condensed consolidated statement of operations.
Supplemental cash flow information for lease related liabilities and assets for the nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$14,279	$14,447

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$5,582	$2,477
The aggregate future lease payments for operating leases as of September 30, 2023 were as follows (in thousands):

Operating
2023 (excluding the nine months ended September 30, 2023)	$4,500
2024	18,853
2025	18,614
2026	18,236
2027	14,110
2028	12,724
Thereafter	18,002
Total lease payments	105,039
Less: Interest	(18,646)
Present value of lease payments	$86,393
Average lease terms and discount rates were as follows:

September 30, 2023
Operating leases:
Weighted-average remaining lease term (years)	6.1
Weighted-average discount rate	6.4%
NOTE 5 —INVESTMENTS
As of September 30, 2023, the Company owned 24.7% of the outstanding capital stock of Grupo Vasconia S.A.B. (“Vasconia”), an integrated manufacturer of aluminum products and one of Mexico’s largest housewares companies. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange. The Quotation Key is VASCONI. The Company accounts for its investment in Vasconia using the equity method of accounting and records its proportionate share of Vasconia’s net income in the Company’s condensed consolidated statements of operations. Accordingly, the Company has recorded its proportionate share of Vasconia’s net income (reduced for amortization expense related to the customer relationships acquired) for the three and nine months ended September 30, 2023 and 2022 in the accompanying unaudited condensed consolidated statements of operations.
The Company’s equity in losses, net of taxes, for the three and nine months ended September 30, 2023 and 2022 included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Vasconia equity in losses, net of taxes	$(707)	$(1,991)	$(2,853)	$(1,241)
Impairment on investment in Vasconia	(340)	(6,168)	(6,834)	(6,168)
Equity in losses, net of taxes	$(1,047)	$(8,159)	$(9,687)	$(7,409)
The value of the Company’s investment balance has been translated from Mexican Pesos (“MXN”) to U.S. Dollars (“USD”) using the spot rates of MXN 17.41 and MXN 19.47 at September 30, 2023 and December 31, 2022, respectively.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(unaudited)
The Company’s proportionate share of Vasconia’s net loss has been translated from MXN to USD using the following exchange rates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Average exchange rate (USD to MXN)	17.06	20.22	17.06 - 18.66	20.02 - 20.50
The effect of the translation of the Company’s investment, as well as the translation of Vasconia’s balance sheet, resulted in an increase to the investment of $1.1 million and a decrease of $0.5 million during the nine months ended September 30, 2023 and 2022, respectively. These translation effects are recorded in accumulated other comprehensive loss.
Summarized income statement information for the three and nine months ended September 30, 2023 and 2022 for Vasconia in USD and MXN is as follows (in thousands):

	Three Months Ended September 30,
	2023		2022
	USD	MXN	USD	MXN
Net sales	$38,745	$660,991	$56,488	$1,142,171
Gross profit	10,994	187,559	4,405	89,061
Loss from operations	(1,060)	(18,081)	(5,459)	(110,380)
Net loss	(2,858)	(48,771)	(8,009)	(161,936)

	Nine Months Ended September 30,
	2023		2022
	USD	MXN	USD	MXN
Net sales	$121,537	$2,164,683	$187,001	$3,785,921
Gross profit	29,330	520,224	29,629	600,976
Loss from operations	(1,874)	(33,464)	(256)	(3,974)
Net loss	(11,544)	(205,204)	(4,875)	(98,366)
Included within the Company’s unaudited condensed consolidated balance sheets were the following amounts due to and due from Vasconia (in thousands):

Vasconia due to and due from balances	Balance Sheet Location	September 30, 2023	December 31, 2022
Amounts due from Vasconia	Prepaid expenses and other current assets	$42	$48
Amounts due to Vasconia	Accrued expenses and Accounts payable	(220)	(16)
The fair value (based on Level 1 inputs using the quoted stock price) of the Company’s investment in Vasconia declined in 2023. As a result of the decline in the quoted stock price, the continued decline in the operating results of Vasconia and the recent downgrade in Vasconia’s debt rating, the Company determined the decline in fair value was other than temporary. The Company reduced its investment by $0.3 million during the three months ended September 30, 2023 to its fair value, and recognized the non-cash impairment charge within equity in losses in the unaudited condensed consolidated statement of operations. The carrying value of the Company’s investment in Vasconia, after the recorded impairment, was $4.0 million as of September 30, 2023. For the nine months ended September 30, 2023, the Company has recognized non-cash impairment charges of $6.8 million.
As of December 31, 2022, the fair value (based on Level 1 inputs using the quoted stock price) of the Company’s investment in Vasconia was $15.0 million, respectively. The carrying value of the Company’s investment in Vasconia was $12.5 million as of December 31, 2022.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(unaudited)
NOTE 6 — INTANGIBLE ASSETS
Intangible assets consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023			December 31, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill(1)	$33,237	$—	$33,237	$33,237	$—	$33,237
Indefinite-lived intangible assets:
Trade names(1)	49,600	—	49,600	49,600	—	49,600
Finite-lived intangible assets:
Licenses	15,847	(11,996)	3,851	15,847	(11,654)	4,193
Trade names(2)	54,802	(22,790)	32,012	54,785	(20,030)	34,755
Customer relationships(2)	143,157	(61,119)	82,038	143,157	(53,586)	89,571
Other (2)	5,858	(3,724)	2,134	5,856	(3,325)	2,531
Total	$302,501	$(99,629)	$202,872	$302,482	$(88,595)	$213,887
(1)The gross and net value at September 30, 2023 and December 31, 2022 reflect a reduction of $91.7 million in impairment charges on goodwill and $1.0 million in impairment charges on indefinite-lived intangible assets.
(2)The gross value and accumulated amortization at September 30, 2023 reflect a reduction of $44.1 million and $(29.3) million, respectively, for the net $14.8 million previous impairment charge on finite-lived intangible assets within the international segment and a $6.5 million reduction in gross value for previous impairment charges on finite-lived intangible assets within the U.S. segment.
In the third quarter of 2023, the Company observed a sustained decline in the market valuation of the Company's common stock over a twelve month period and an increase in the risk free interest rate. Based on these factors and considering the limited excess fair value over carrying value observed in the last annual impairment test on October 1, 2022, the Company concluded that a triggering event had occurred and performed an interim impairment test of goodwill and certain intangible assets as of September 30, 2023.
Goodwill
The Company performed an interim impairment test of the goodwill in the U.S. reporting unit by comparing its fair value with its carrying value. The analysis was performed by using a discounted cash flow and market multiple method. Based upon the analysis performed, the Company determined that the fair value of the Company's U.S. reporting unit exceeded its carrying value, and therefore goodwill was not impaired. As of September 30, 2023, the fair value of the U.S. reporting unit exceeded the carrying value of goodwill by 4%.
Indefinite-lived trade names
The Company performed an interim quantitative impairment analysis of its indefinite-lived trade names by comparing the fair value of the indefinite-lived trade names to their respective carrying values. The Company values its indefinite-lived trade names using a relief-from-royalty approach, which assumes the value of the trade name is the discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the trade name and instead licensed the trade name from another company. The Company determined that the fair value of all its indefinite-lived trade names were above their respective carrying values, and therefore its indefinite-lived intangible assets were not impaired. In connection with the interim impairment analysis, the Company determined that one trade name, previously estimated to contribute to cash flows indefinitely, has a definite life. Accordingly, the trade name will be reclassified from indefinite-lived to finite-lived or amortizable intangible assets as of October 1, 2023. The trade name will be amortized over an estimated useful life of 15 years. As of September 30, 2023, the fair value of the Company’s indefinite-lived trade name exceeded the respective carrying value by 7%.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(unaudited)
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
As of September 30, 2023 and December 31, 2022, the total availability under the ABL Agreement was as follows (in thousands):

	September 30, 2023	December 31, 2022
Maximum aggregate principal allowed	$200,000	$189,411
Outstanding borrowings under the ABL Agreement	(29,305)	(10,424)
Standby letters of credit	(2,974)	(2,765)
Total availability under the ABL Agreement	$167,721	$176,222

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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(unaudited)
terms and conditions provided for in the Term Loan. In connection therewith, debt issuance costs of $0.5 million were written off and fees of $0.4 million were incurred. The gain on the early retirement of the Term Loan was $1.5 million, net of fees and expenses.
The current and non-current portions of the Company’s Term Loan included in the condensed consolidated balance sheets were as follows (in thousands):

	September 30, 2023	December 31, 2022
Current portion of Term Loan:
Estimated Excess Cash Flow principal payment	$15,000	$—
Estimated unamortized debt issuance costs	(1,134)	—
Total Current portion of Term Loan	$13,866	$—

Non-current portion of Term Loan:
Term Loan, net of current portion	$183,684	$245,911
Estimated unamortized debt issuance costs	(450)	(3,054)
Total Non-current portion of Term Loan	$183,234	$242,857
The estimated Excess Cash Flow principal payment recorded at September 30, 2023 represents the Company’s estimate for the 2024 Excess Cash Flow Payment. There was no Excess Cash Flow payment due in 2023.
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
Borrowings under the revolving credit facility bear interest, at the Company’s option, at one of the following rates: (i) an alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.5% or one-month Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus 1.0% as of a specified date in advance of the determination, but in each case not less than 1.0%, plus a margin of 0.25% to 0.50%, or (ii) Adjusted Term SOFR, which is the Term SOFR Rate for the selected 1, 3 or 6 month interest period plus 0.10% (or Euro Interbank Offered Rate “EURIBOR” for borrowings denominated in Euro; or Sterling Overnight Index Average “SONIA” for borrowings denominated in Pounds Sterling), but in each case not less than zero, plus a margin of 1.25% to 1.50%. The respective margins are based upon average quarterly availability, as defined in and computed pursuant to the ABL Agreement. In addition, the Company pays a commitment fee of 0.20% to 0.25% per annum based on the average daily unused portion of the aggregate commitment under the ABL Agreement. The interest rate on outstanding borrowings under the ABL Agreement at September 30, 2023 was between 6.44% and 8.75%. The Company paid a commitment fee of 0.25% during the nine months ended September 30, 2023.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(unaudited)
The Term Loan bears interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of (x) the prime rate, (y) a federal funds and overnight bank funding based rate plus 0.5% or (z) one-month Adjusted Term SOFR, but not less than 1.0%, plus 1.0%, plus a margin of 2.5% or (ii) SOFR for the applicable interest period, multiplied by any statutory reserve rate, but not less than 1.0%, plus a margin of 3.5%. The interest rate on outstanding borrowings under the Term Loan at September 30, 2023 was 8.93%.
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
The Company was in compliance with the covenants of the Debt Agreements at September 30, 2023.
The Company expects that it will continue to borrow, subject to availability, and repay funds under the ABL Agreement based on working capital and other corporate needs.
NOTE 8 — DERIVATIVES
Interest Rate Swap Agreements
The Company’s total outstanding notional value of interest rate swaps was $25.0 million at September 30, 2023. These non-designated interest rate swaps were entered into in June 2019 and serve as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings and expire in February 2025.
The Company’s interest rate swaps that were designated as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings expired in March 2023. The Company has no designated interest rate swaps at September 30, 2023.
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
The aggregate gross notional value of foreign exchange contracts at September 30, 2023 was $8.8 million. These foreign exchange contracts have been designated as hedges in order to apply hedge accounting.
The Company is exposed to market risks as well as changes in foreign currency exchange rates as measured against the USD and each other, and to changes to the credit risk of derivative counterparties. The Company attempts to minimize these risks primarily by using foreign currency forward contracts and by maintaining counterparty credit limits. These hedging activities provide only limited protection against currency exchange and credit risk. Factors that could influence the effectiveness of the Company’s hedging programs include those impacting currency markets and the availability of hedging instruments and liquidity of the credit markets. All foreign currency forward contracts that the Company enters into are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure. The Company does

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(unaudited)
not enter into such contracts for speculative purposes, and as of September 30, 2023, these foreign exchange contracts have been designated as hedges in to order to apply hedge accounting.
The fair values of the Company’s derivative financial instruments included in the condensed consolidated balance sheets are presented as follows (in thousands):

Derivatives designated as hedging instruments	Balance Sheet Location	September 30, 2023	December 31, 2022
Interest rate swaps	Prepaid expenses and other current assets	$—	$122
Foreign exchange contracts	Prepaid expenses and other current assets	152	—
	Other Assets	33	—
	Accrued expenses	39	260

Derivatives not designated as hedging instruments	Balance Sheet Location	September 30, 2023	December 31, 2022
Interest rate swaps	Other assets	$1,156	$1,292
The fair values of the interest rate swaps have been obtained from the counterparties to the agreements and were based on Level 2 observable inputs using proprietary models and estimates about relevant future market conditions. The fair values of the foreign exchange contracts were based on Level 2 observable inputs using quoted market prices for similar assets in an active market. The counterparties to the derivative financial instruments are major international financial institutions. The Company is exposed to credit risk for the net exchanges under these agreements, but not for the notional amounts. As of September 30, 2023, the Company did not anticipate non-performance by any of its counterparties.
The amounts of gains and losses, realized and unrealized, related to the Company’s derivative financial instruments designated as hedging instruments are recognized in other comprehensive (loss) income, net of taxes, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives designated as hedging instruments	2023	2022	2023	2022
Interest rate swaps	$—	$87	$(120)	$570
Foreign exchange contracts	435	267	(898)	1,342
	$435	$354	$(1,018)	$1,912
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
During the three months ended September 30, 2023, the Company reclassified $0.2 million of cash flow hedges in accumulated other comprehensive losses to earnings. This was a loss of $0.2 million related to foreign exchange contracts recognized in cost of sales. During the nine months ended September 30, 2023, the Company reclassified $0.8 million of cash flow hedges in accumulated other comprehensive losses to earnings. This was comprised of a gain of $0.1 million related to realized interest rate swap and a gain of $0.7 million related to foreign exchange contracts recognized in cost of sales. At September 30, 2023, the estimated amount of existing net losses expected to be reclassified into earnings within the next 12 months was $0.2 million.
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
September 30, 2023
(unaudited)
Interest and mark to market (losses) gains related to the Company’s derivative financial instruments not designated as hedging instruments that were recognized in earnings are as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments	Location of gain (loss)	2023	2022	2023	2022
Interest rate swaps	Mark to market (loss) gain on interest rate derivatives	$(98)	$637	$(135)	$1,990
	Interest expense	218	18	579	(165)
		$120	$655	$444	$1,825
NOTE 9 — STOCK COMPENSATION
As of September 30, 2023, there were 622,812 shares available for the grant of awards under the Company's Amended and Restated 2000 Long Term Incentive Plan (“Plan”), assuming maximum performance of performance-based awards.
Option Awards
A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2023 is as follows:

	Options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Options outstanding, January 1, 2023	1,065,750	$13.66
Grants	50,000	5.92
Cancellations	(4,375)	11.27
Expirations	(111,875)	13.38
Options outstanding, September 30, 2023	999,500	13.31	4.4	$—
Options exercisable, September 30, 2023	883,875	$13.85	3.8	$—
Total unrecognized stock option expense remaining (in thousands)	$405
Weighted-average years expected to be recognized over	1.7
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their stock options on September 30, 2023. The intrinsic value is calculated for each in-the-money stock option as the difference between the closing price of the Company’s common stock on September 30, 2023 and the exercise price.
On March 8, 2023, the exercise period for the Executive Chairman’s outstanding vested stock options were extended to remain exercisable until ninety days following termination of his service on the Company's Board of Directors (the “Board”). The outstanding stock options remain subject to original expiration dates of such awards. The Company recorded $0.1 million of stock compensation expense in connection with this extension during the three months ended March 31, 2023.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(unaudited)
Restricted Stock
A summary of the Company’s restricted stock activity and related information for the nine months ended September 30, 2023 is as follows:

	Restricted Shares	Weighted- average grant date fair value
Non-vested restricted shares, January 1, 2023	484,143	$11.79
Grants	333,300	5.37
Vested	(212,162)	11.20
Cancellations	(6,783)	11.07
Non-vested restricted shares, September 30, 2023	598,498	$8.44
Total unrecognized compensation expense remaining (in thousands)	$3,967
Weighted-average years expected to be recognized over	1.5
The total fair value of restricted stock that vested during the nine months ended September 30, 2023 was $1.2 million.
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
A summary of the Company’s performance-based award activity and related information for the nine months ended September 30, 2023 is as follows:

	Performance- based stock awards (1)	Weighted- average grant date fair value
Non-vested performance-based awards, January 1, 2023	400,302	$11.56
Grants	191,075	5.92
Achieved performance over target (2)	16,942	6.36
Vested	(119,739)	6.36
Cancellations	(858)	14.18
Non-vested performance-based awards, September 30, 2023	487,722	$10.44
Total unrecognized compensation expense remaining (in thousands)(3)	$1,030
Weighted-average years expected to be recognized over	1.9
(1)Represents the target number of shares to be issued for each performance-based award.
(2)Represents the number of shares earned over target for performance-based awards granted in 2020 based on performance goals attained. These awards vested in the nine months ended September 30, 2023.
(3)The performance metric for the performance-based awards granted in 2022 is not probable of achievement. Therefore, no compensation expense has been recorded on these awards.
The total fair value of performance-based awards that vested during the nine months ended September 30, 2023 was $0.7 million.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
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
A summary of the Company’s cash-settled performance-based awards activity and related information for the nine months ended September 30, 2023 is as follows:

	Cash-settled performance-based awards (1)	Weighted- average fair value
Non-vested cash-settled performance-based awards, January 1, 2023	85,776	$7.59
Cancellations	(1,790)	5.63
Non-vested cash-settled performance-based awards, September 30, 2023	83,986	$5.63
Total unrecognized compensation expense remaining (in thousands)(2)	$—
Weighted-average years expected to be recognized over	0.0
(1) Represents the target number of units to be settled in cash.
(2) The performance metric for the cash-settled performance-based awards granted in 2022 is not probable of achievement. Therefore, no compensation expense has been recorded on these awards.
The Company recorded stock compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Stock Compensation Expense Components	2023	2022	2023	2022
Equity based stock option expense	$46	$51	$225	$231
Restricted and performance-based stock awards expense	852	972	2,549	3,223
Stock compensation expense for equity based awards	$898	$1,023	$2,774	$3,454
Liability based stock option expense	—	(11)	(4)	(17)
Cash-settled performance-based awards expense	—	14	—	128
Total Stock Compensation Expense	$898	$1,026	$2,770	$3,565

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
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
The calculations of basic and diluted income (loss) per common share for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except per share amounts)
Net income (loss) – Basic and Diluted	$4,206	$(6,358)	$(11,119)	$(9,438)
Weighted-average shares outstanding – Basic	21,216	21,522	21,188	21,602
Effect of dilutive securities:
Stock options and other stock awards	77	—	—	—
Weighted-average shares outstanding – Diluted	21,293	21,522	21,188	21,602
Basic income (loss) per common share	$0.20	$(0.30)	$(0.52)	$(0.44)
Diluted income (loss) per common share	$0.20	$(0.30)	$(0.52)	$(0.44)
Antidilutive Securities(1)	1,237	1,682	1,600	1,675
(1) Stock options and other stock awards that have been excluded from the denominator as their inclusion would have been anti-dilutive.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(unaudited)
NOTE 11— INCOME TAXES
Income tax provision of $3.0 million and $2.9 million for the three and nine months ended September 30, 2023, respectively, represent taxes on both U.S. and foreign earnings at a combined effective income tax provision rate of 36.5% and 197.0%, respectively. The effective tax rate for the three months ended September 30, 2023 differs from the federal statutory income tax rate of 21.0% primarily due to foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance. The effective tax rate for the nine months ended September 30, 2023 differs from the federal statutory income tax rate of 21.0% primarily due to the impact of non-deductible expenses, and foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance.
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
The Company evaluates its tax positions on a quarterly basis and revises its estimates accordingly. There were no material changes to the Company’s uncertain tax positions, interest, or penalties during the three-month periods ended September 30, 2023 and September 30, 2022.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(unaudited)
NOTE 12 – BUSINESS SEGMENTS
The Company has two reportable segments, U.S. and International. The Company has segmented its operations to reflect the manner in which management reviews and evaluates the results of its operations. The U.S. segment includes the Company’s primary domestic business that designs, markets and distributes its products to retailers, distributors and directly to consumers through its own websites. The International segment consists of certain business operations conducted outside the U.S.. Management evaluates the performance of the U.S. and International segments based on net sales and income from operations. Such measures give recognition to specifically identifiable operating costs such as cost of sales, distribution expenses and selling, general and administrative expenses. Certain general and administrative expenses, such as senior executive salaries and benefits, stock compensation, director fees, and accounting, legal fees and consulting fees, are not allocated to the specific segments and are reflected as unallocated corporate expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Net sales
U.S.	$179,393	$172,818	$447,857	$476,227
International	12,276	13,772	35,683	44,394
Total net sales	$191,669	$186,590	$483,540	$520,621
Income from operations
U.S.	$21,480	$19,548	$39,170	$41,404
International	(2,995)	(2,501)	(7,716)	(9,691)
Unallocated corporate expenses	(4,873)	(9,457)	(15,252)	(20,232)
Income from operations	$13,612	$7,590	$16,202	$11,481
Depreciation and amortization
U.S.	$4,549	$4,321	$13,813	$13,568
International	272	277	803	967
Total depreciation and amortization	$4,821	$4,598	$14,616	$14,535

	September 30, 2023	December 31, 2022
	(in thousands)
Assets
U.S.	$596,787	$608,496
International	87,309	93,794
Unallocated corporate	7,572	23,598
Total Assets	$691,668	$725,888

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
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
In December 2018, the Company, WSPR, and other identified potentially responsible parties affiliated with the Site entered into tolling agreements with the U.S. government to extend the statute of limitations for potential claims for the recovery of response costs for the initial operable unit under Section 107 of CERCLA. The tolling agreements have been extended multiple times and currently expire in November 2025. The tolling agreements do not constitute in any way an admission or acknowledgment of any fact, conclusion of law, or liability by the parties to the agreements.
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
In August 2021, WSPR received a Notice of Liability for the Site from the Department of Justice on behalf of the EPA, and in September 2021, WSPR responded with a good faith offer to conduct additional testing and remedial design work for OU-1. Since that time, WSPR has been actively participating in negotiations among the U.S. Government (the Department of Justice and the EPA) and other potentially responsible parties with respect to the remedial work at OU-1. While the U.S. Government and the potentially responsible parties (including WSPR) all signed the Consent Decree as of July 19, 2023, several procedural steps remain before the Consent Decree is effective. On July 26, 2023, the U.S. Government filed a complaint in United States

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(unaudited)
District Court for the District of Puerto Rico for the purpose of seeking judicial approval of the Consent Decree, which is required for the Consent Decree to be effective. As required by applicable regulations, the U.S. Government simultaneously lodged the Consent Decree for public comment. No comments were received during the public comment period. On September 6, 2023, at the conclusion of the public comment period, the U.S. Government filed a Motion to Enter the Consent Decree. The Consent Decree will be effective once the Court grants the U.S. Government’s Motion.
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
In the event CBP accepts the evidence presented, then no additional duties or penalties will be owed. If CBP rejects the Company’s position, then the estimated amount of duties that could be owed is $0.6 million. In such event, it is reasonably possible that additional penalties could be assessed, depending upon the level of culpability found, of up to $1.2 million for negligence and up to $2.4 million for gross negligence. In the event penalties are assessed, the Company will have the opportunity to further contest CBP’s findings and seek cancellation or mitigation of such assessments.
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(unaudited)
NOTE 14 — OTHER
Cash dividends
Dividends declared in the nine months ended September 30, 2023 were as follows:

Dividend per share	Date declared	Date of record	Payment date
$0.0425	3/8/2023	5/1/2023	5/15/2023
$0.0425	6/22/2023	8/1/2023	8/15/2023
$0.0425	8/2/2023	11/1/2023	11/15/2023
During the nine months ended September 30, 2023, the Company paid dividends of $2.8 million. This included payments made on February 15, 2023, May 15, 2023 and August 15, 2023 of $0.9 million, $0.9 million and $0.9 million to stockholders of record on February 1, 2023, May 1, 2023, and August 1, 2023 respectively, and payments of $0.1 million for dividends payable upon the vesting of restricted shares and performance shares.
In the three months ended September 30, 2023, the Company reduced retained earnings for the accrual of $0.9 million relating to the dividend payable on November 15, 2023.
On November 7, 2023, the Board declared a quarterly dividend of 0.0425 per share of common stock payable on February 15, 2024 to stockholders of record on February 1, 2024.
Stock repurchase program
On March 14, 2022, the Company announced that its Board authorized the repurchase of up to $20.0 million of the Company’s common stock, replacing the Company’s previously-authorized $10.0 million share repurchase program. The repurchase authorization permits the Company to effect the repurchases from time to time through open market purchases and privately negotiated transactions. During the nine months ended September 30, 2023, the Company repurchased 320,204 shares for a total cost of $2.5 million and thereafter retired the shares. No repurchases were effected during the three months ended September 30, 2023. As of September 30, 2023, the remaining dollar amount available for repurchases under the Board authorized plan was $11.1 million.
Supplemental cash flow information

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$15,204	$10,804
Cash paid for taxes, net of refunds	4,388	6,527

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(unaudited)
Components of accumulated other comprehensive loss, net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Accumulated translation adjustment:
Balance at beginning of period	$(33,274)	$(36,175)	$(36,072)	$(31,752)
Translation adjustment during period	(1,242)	(2,686)	1,556	(7,109)
Balance at end of period	$(34,516)	$(38,861)	$(34,516)	$(38,861)
Accumulated deferred (losses) gains on cash flow hedges:
Balance at beginning of period	$(530)	$1,636	$923	$78
Change in unrealized gains (losses)	254	624	(257)	2,201
Amounts reclassified from accumulated other comprehensive loss:
Settlement of cash flow hedge (1)	181	(270)	(761)	(289)
Net change in cash flow hedges, net of taxes of $0, $92, $(2), $505	435	354	(1,018)	1,912
Balance at end of period	$(95)	$1,990	$(95)	$1,990
Accumulated effect of retirement benefit obligations:
Balance at beginning of period	$(682)	$(1,817)	$(705)	$(1,875)
Amounts reclassified from accumulated other comprehensive loss: (2)
Amortization of actuarial loss, net of taxes of $(4), $(10), $(12), $(29)	12	29	35	87
Balance at end of period	$(670)	$(1,788)	$(670)	$(1,788)
Total accumulated other comprehensive loss at end of period	$(35,281)	$(38,659)	$(35,281)	$(38,659)

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
•Geopolitical conditions, including war, conflict, unrest and sanctions, including those related to the conflicts in Ukraine, Israel and surrounding areas;
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
RECENT DEVELOPMENTS
The global economy continues to experience relatively high inflation, which has in part been caused by the supply chain disruptions and higher consumer spending. The rise in inflation has contributed to higher prices, resulting in increased transportation and labor cost and consumer spending and buying patterns. Retailers have responded to the economic challenges by rightsizing inventory levels, and further reducing safety stock and weekly supply on hand. The recent rise in interest rates has lessened inflationary pressures in the U.S., but has also resulted in higher interest expense on the Company’s outstanding borrowings. Further, the U.K. economy has been facing unfavorable economic and market conditions, with high inflation and low consumer confidence due to uncertain geopolitical and economic outlooks. The Company has been adversely impacted by these trends in 2022 and these trends have continued in 2023.
BUSINESS SEGMENTS
The Company has two reportable segments, U.S. and International. The Company has segmented its operations to reflect the manner in which management reviews and evaluates the results of its operations. The U.S. segment includes the Company’s primary domestic business that designs, markets and distributes its products to retailers, distributors and directly to consumers through its own websites. The International segment consists of certain business operations conducted outside the U.S.. Management evaluates the performance of the U.S. and International segments based on net sales and income from operations. Such measures give recognition to specifically identifiable operating costs such as cost of sales, distribution expenses and selling, general and administrative expenses. Certain general and administrative expenses, such as senior executive salaries and benefits, stock compensation, director fees, and accounting, legal fees and consulting fees, are not allocated to the specific segments and are reflected as unallocated corporate expenses.
EQUITY INVESTMENT
As of September 30, 2023, the Company owned 24.7% of the outstanding capital stock of Grupo Vasconia S.A.B. (“Vasconia”), an integrated manufacturer of aluminum products and one of Mexico’s largest housewares companies. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange. The Quotation Key is VASCONI. The Company accounts for its investment in Vasconia using the equity method of accounting and records its proportionate share of Vasconia’s net income in the Company’s condensed consolidated statements of operations. Accordingly, the Company has recorded its proportionate share of Vasconia’s net income (reduced for amortization expense related to the customer relationships acquired) for the three and nine months ended September 30, 2023 and 2022 in the accompanying unaudited condensed consolidated statements of operations. Pursuant to a Shares Subscription Agreement, the Company may designate four persons to be nominated as members of Vasconia’s Board of Directors (the "Vasconia Board"). As of September 30, 2023, the Vasconia Board was comprised of eleven members, of whom the Company had no designated members.
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
RESULTS OF OPERATIONS
The following table sets forth statements of operations data of the Company as a percentage of net sales for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.0	63.6	62.6	64.3
Gross margin	37.0	36.4	37.4	35.7
Distribution expenses	8.9	10.0	10.3	10.6
Selling, general and administrative expenses	21.0	19.5	23.6	21.9
Wallace facility remediation expense	—	2.8	—	1.0
Restructuring expenses	—	—	0.1	—
Income from operations	7.1	4.1	3.4	2.2
Interest expense	(2.7)	(2.5)	(3.4)	(2.3)
Mark to market (loss) gain on interest rate derivatives	(0.1)	0.4	—	0.4
Gain on early retirement of debt	—	—	0.3	—
Income before income taxes and equity in losses	4.3	2.0	0.3	0.3
Income tax provision	(1.6)	(1.0)	(0.6)	(0.7)
Equity in losses, net of taxes	(0.5)	(4.4)	(2.0)	(1.4)
Net income (loss)	2.2%	(3.4)%	(2.3)%	(1.8)%

MANAGEMENT’S DISCUSSION AND ANALYSIS
THREE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO THE THREE MONTHS ENDED
SEPTEMBER 30, 2022
Net Sales
Consolidated net sales for the three months ended September 30, 2023 were $191.7 million, representing an increase of $5.1 million, or 2.7%, as compared to net sales of $186.6 million for the corresponding period in 2022. In constant currency, a non-GAAP financial measure, which excludes the impact of foreign exchange fluctuations and was determined by applying 2023 average rates to 2022 local currency amounts, consolidated net sales increased by $4.1 million, or 2.2%, as compared to consolidated net sales in the corresponding period in 2022.
Net sales for the U.S. segment for the three months ended September 30, 2023 were $179.4 million, an increase of $6.6 million, or 3.8%, as compared to net sales of $172.8 million for the corresponding period in 2022.
Net sales for the U.S. segment’s Kitchenware product category were $97.7 million for the three months ended September 30, 2023, an increase of $5.1 million, or 5.5%, as compared to $92.6 million for the corresponding period in 2022. The increase was driven by sales for kitchen tools and gadgets and cutlery and boards, partially offset by lower sales in bakeware products.
Net sales for the U.S. segment’s Tableware product category were $48.9 million for the three months ended September 30, 2023, an increase of $4.4 million, or 9.9%, as compared to $44.5 million for the corresponding period in 2022. The increase was attributable to higher dinnerware sales due to a new warehouse club program in 2023.
Net sales for the U.S. segment’s Home Solutions product category were $32.8 million for the three months ended September 30, 2023, a decrease of $2.9 million, or 8.1%, as compared to $35.7 million for the corresponding period in 2022. The decrease was in hydration products, partially offset by Taylor branded bath measurement products.
Net sales for the International segment were $12.3 million for the three months ended September 30, 2023, a decrease of $1.5 million, or 10.9%, as compared to net sales of $13.8 million for the corresponding period in 2022. In constant currency, a non-GAAP financial measure, which excludes the impact of foreign exchange fluctuations, net sales decreased $2.4 million, or 16.6%, as compared to consolidated net sales in the corresponding period in 2022. The decrease was driven by the Company's global trading business in Asia due to a general slowing of replenishment orders in part caused by macroeconomic factors in the region.
Gross margin
Gross margin for the three months ended September 30, 2023 was $71.0 million, or 37.0%, as compared to $67.8 million, or 36.4%, for the corresponding period in 2022.
Gross margin for the U.S. segment was $67.0 million, or 37.3%, for the three months ended September 30, 2023, as compared to $63.3 million, or 36.6%, for the corresponding period in 2022. The improvement in the gross margin percentage for the U.S. segment was driven by product mix.
Gross margin for the International segment was $4.0 million, or 32.5%, for the three months ended September 30, 2023, as compared to $4.5 million, or 32.6%, for the corresponding period in 2022. The decrease in the gross margin percentage was attributable to higher inventory reserves recorded in the current period compared to the prior quarter, mostly offset by lower product and inbound freight costs.
Distribution expenses
Distribution expenses for the three months ended September 30, 2023 were $17.1 million, as compared to $18.6 million for the corresponding period in 2022. Distribution expenses as a percentage of net sales were 8.9% for the three months ended September 30, 2023, as compared to 10.0% for the three months ended September 30, 2022.
Distribution expenses as a percentage of net sales for the U.S. segment were approximately 7.8% and 9.0% for the three months ended September 30, 2023 and 2022, respectively. Distribution expenses during the three months ended September 30, 2023 included $0.2 million for redesign costs related to the Company's U.S. warehouses. As a percentage of sales shipped from the Company’s U.S. warehouses, excluding non-recurring expenses, distribution expenses were 9.1% and 10.4% for the three months ended September 30, 2023 and 2022, respectively. The decrease in expenses as a percentage of sales was attributable to lower storage expenses, improved labor management efficiencies resulting in a decrease of employee expenses, and lower pallet expenses.
Distribution expenses as a percentage of net sales for the International segment were 26.1% for the three months ended September 30, 2023, compared to 22.5% for the corresponding period in 2022. As a percentage of sales shipped from the Company’s international warehouses distribution expenses were 22.4% and 22.9% for the three months ended September 30, 2023 and 2022, respectively. The increase in expenses as a percentage of sales was attributable to lower sales.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended September 30, 2023 were $40.2 million, an increase of $3.7 million, or 10.1%, as compared to $36.5 million for the corresponding period in 2022.
Selling, general and administrative expenses for the U.S. segment were $31.6 million for the three months ended September 30, 2023, as compared to $28.3 million for the corresponding period in 2022. As a percentage of net sales, selling, general and administrative expenses were 17.6% and 16.4% for the three months ended September 30, 2023 and 2022, respectively. The increase in expenses was attributable to higher incentive compensation expense.
Selling, general and administrative expenses for the International segment were $3.7 million for the three months ended September 30, 2023, as compared to $3.9 million for the corresponding period in 2022. As a percentage of net sales, selling, general and administrative expenses were 30.1% and 28.3% for the three months ended September 30, 2023 and 2022, respectively. The decrease in expenses was attributable to lower foreign currency exchange losses.
Unallocated corporate expenses for the three months ended September 30, 2023 were $4.9 million, as compared to $4.3 million for the corresponding period in 2022. The current period increase was driven by higher incentive compensation expense, partially offset by a decrease in salary costs. The decrease in salary is due to the elimination of the Executive Chairman role as of March 31, 2023.
Wallace facility remediation expense
In connection with the Wallace EPA matter, the Company recorded an expense of $5.1 million for the three months ended September 30, 2022, to increase its estimated liability for remediation cost related to the Wallace facility. Refer to NOTE 13 — CONTINGENCIES for further discussion on this matter.
Interest expense
Interest expense was $5.2 million and $4.6 million for the three months ended September 30, 2023 and 2022, respectively. The increase in expense was a result of higher interest rates on outstanding borrowings, partially offset by lower average outstanding borrowings.
Mark to market (loss) gain on interest rate derivatives
Mark to market loss on interest rate derivatives was $0.1 million for the three months ended September 30, 2023, as compared to a mark to market gain on interest rate derivatives of $0.6 million for the three months ended September 30, 2022. The gain recognized for the three months ended September 30, 2022 was attributable to the change in the fair value due to the change in the projected interest rate environment. The mark to market amount represents the change in fair value on the Company’s interest rate derivatives that have not been designated as hedging instruments. These derivatives were entered into for purposes of locking-in a fixed interest rate on a portion of the Company’s variable interest rate debt. As of September 30, 2023, the intent of the Company is to hold these derivative contracts until their maturity.
Income taxes
Income tax provision of $3.0 million and $1.8 million for the three months ended September 30, 2023 and 2022, respectively, represent taxes on both U.S. and foreign earnings at a combined effective income tax provision rate of 36.5% and 50.6%, respectively. The effective tax rate for the three months ended September 30, 2023 differs from the federal statutory income tax rate of 21.0% primarily due to foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance. The effective tax rate for the three months ended September 30, 2022 differs from the federal statutory income tax rate of 21.0% primarily due to foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance.

Equity in losses
Equity in losses of Vasconia, net of taxes, was $0.7 million for the three months ended September 30, 2023, as compared to equity in losses of Vasconia, net of taxes, of $2.0 million for the three months ended September 30, 2022. For the three months ended September 30, 2023 and 2022, equity in losses included a non-cash impairment charge of $0.3 million and $6.2 million, respectively, to reduce the carrying value of the Company’s investment in Vasconia to its fair value. The decline in the fair value was determined to be other than temporary due to the decline in the quoted stock price, the continued decline in the operating results of Vasconia and the recent downgrade in Vasconia’s debt rating.
Vasconia reported loss from operations of $1.1 million for the three months ended September 30, 2023, as compared to loss from operations of $5.5 million for the three months ended September 30, 2022. The decrease in loss from operations was primarily attributable to improved operating results in the current period.
MANAGEMENT’S DISCUSSION AND ANALYSIS
NINE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO THE NINE MONTHS ENDED
SEPTEMBER 30, 2022
Net Sales
Consolidated net sales for the nine months ended September 30, 2023 were $483.5 million, a decrease of $37.1 million, or 7.1%, as compared to net sales of $520.6 million for the corresponding period in 2022. In constant currency, a non-GAAP financial measure, which excludes the impact of foreign exchange fluctuations and was determined by applying 2023 average rates to 2022 local currency amounts, consolidated net sales decreased by $36.2 million, or 7.0%, as compared to consolidated net sales in the corresponding period in 2022.
Net sales for the U.S. segment for the nine months ended September 30, 2023 were $447.9 million, a decrease of $28.3 million, or 5.9%, as compared to net sales of $476.2 million for the corresponding period in 2022.
Net sales for the U.S. segment’s Kitchenware product category were $267.4 million for the nine months ended September 30, 2023, a decrease of $23.7 million, or 8.1%, as compared to $291.1 million for the corresponding period in 2022. The decrease was mainly driven by lower sales across most distribution channels for kitchen tools and gadgets, cutlery and board, and bakeware products in the first half of 2023 due to retail inventory rightsizing, which began in the second quarter of 2022. The decrease was partially offset by higher sales in the third quarter of 2023 as retailer's ordering patterns normalized.
Net sales for the U.S. segment’s Tableware product category were $99.0 million for the nine months ended September 30, 2023, a decrease of $2.0 million, or 2.0%, as compared to $101.0 million for the corresponding period in 2022. The decrease was primarily driven by dinnerware sales primarily due to lower sales to e-commerce and brick-and-mortar customers, partially offset by off-price retailers and a new warehouse club program.
Net sales for the U.S. segment’s Home Solutions product category were $81.5 million for the nine months ended September 30, 2023, a decrease of $2.6 million, or 3.1%, as compared to $84.1 million for the corresponding period in 2022. The decrease was in hydration products, partially offset by Taylor branded bath measurement products.
Net sales for the International segment were $35.6 million for the nine months ended September 30, 2023, a decrease of $8.8 million, or 19.8%, as compared to net sales of $44.4 million for the corresponding period in 2022. In constant currency, a non-GAAP financial measure, which excludes the impact of foreign exchange fluctuations, net sales decreased $7.9 million, or 18.1%, as compared to consolidated net sales in the corresponding period in 2022. The decrease was driven by a slowing of replenishment orders in the U.K. due to weaker end market demand caused by macroeconomic factors and lower e-commerce sales.
Gross margin
Gross margin for the nine months ended September 30, 2023 was $180.8 million, or 37.4%, as compared to $186.1 million, or 35.7%, for the corresponding period in 2022.
Gross margin for the U.S. segment was $167.6 million, or 37.4%, for the nine months ended September 30, 2023, as compared to $172.1 million, or 36.1%, for the corresponding period in 2022. The decrease in gross margin for the U.S. was driven by lower sales. The improvement in gross margin percentage was due to lower inbound freight costs and product mix.

Gross margin for the International segment was $13.2 million, or 37.1%, for the nine months ended September 30, 2023, as compared to $14.0 million, or 31.5%, for the corresponding period in 2022. The decrease in gross margin was driven by lower sales. The increase in gross margin percentage was due to lower product costs and inbound freight costs. In addition, the current year reflects the benefit of lower duty costs on goods sold to European Union (“EU”) customers now distributed from the EU through the Company’s Netherlands distribution facility rather than the U.K.
Distribution expenses
Distribution expenses for the nine months ended September 30, 2023 were $49.7 million, as compared to $55.2 million for the corresponding period in 2022. Distribution expenses as a percentage of net sales were 10.3% for the nine months ended September 30, 2023, as compared to 10.6% for the nine months ended September 30, 2022.
Distribution expenses as a percentage of net sales for the U.S. segment were approximately 8.9% and 9.4% for the nine months ended September 30, 2023 and 2022, respectively. Distribution expenses during the nine months ended September 30, 2023 and 2022 include $0.5 million and $0.1 million, respectively, for redesign costs related to the Company's U.S. warehouses. As a percentage of sales shipped from the Company’s U.S. warehouses, excluding non-recurring expenses, distribution expenses were 9.7% and 10.5% for the nine months ended September 30, 2023 and 2022, respectively. The decrease in the expenses as a percentage of sales was a result of improved labor management efficiencies resulting in a decrease of employee expenses, lower pallet expenses, and storage expenses, partially offset by higher real estate taxes and labor rates.
Distribution expenses as a percentage of net sales for the International segment were 27.2% for the nine months ended September 30, 2023, compared to 23.5% for the corresponding period in 2022. Distribution expenses during the nine months ended September 30, 2022 include $0.5 million for the Company’s relocation costs for its new warehouse distribution facility in the Netherlands. As a percentage of sales shipped from the Company’s international warehouse, excluding non-recurring expenses, distribution expenses were 23.8% and 22.2% for the nine months ended September 30, 2023 and 2022, respectively. The increase was primarily attributed to lower shipment volume.
Selling, general and administrative expenses
Selling, general and administrative expenses for the nine months ended September 30, 2023 were $114.0 million, a decrease of $0.2 million, or 0.2%, as compared to $114.2 million for the corresponding period in 2022.
Selling, general and administrative expenses for the U.S. segment were $88.3 million for the nine months ended September 30, 2023, as compared to $85.9 million for the corresponding period in 2022. As a percentage of net sales, selling, general and administrative expenses were 19.7% and 18.0% for the nine months ended September 30, 2023 and 2022, respectively. The increase in selling, general and administrative expenses as a percentage of net sales is due to the impact of fixed costs on lower sales volume. The increase in expenses was attributable to the provision for doubtful accounts in the current period primarily related to significant declines in the financial condition of the Company's customer, Bed, Bath and Beyond Inc. and an increase in incentive compensation expense. The increase was partially offset by cost incurred in the prior year for integration costs related to the S’well acquisition and financing fees on receivables sold to HSBC.
Selling, general and administrative expenses for the International segment were $11.3 million for the nine months ended September 30, 2023, as compared to $13.2 million for the corresponding period in 2022. The decrease was primarily attributable to lower foreign currency exchange losses and lower employee costs. The reduction in employee costs was a result of the restructuring action taken by the Company in the fourth quarter of 2022.
Unallocated corporate expenses for the nine months ended September 30, 2023 were $14.4 million, as compared to $15.1 million for the corresponding period in 2022. The decrease was driven by lower salary costs, as a result of the elimination of the Executive Chairman role as of March 31, 2023 and lower stock compensation expense. The decrease was partially offset by higher incentive compensation expense.
Wallace facility remediation expense
In connection with the Wallace EPA matter, the Company recorded an expense of $5.1 million for the nine months ended September 30, 2022, to increase its estimated liability for remediation cost related to the Wallace facility. Refer to NOTE 13 — CONTINGENCIES for further discussion on this matter.
Restructuring expenses
For the nine months ended September 30, 2023, the Company incurred $0.8 million of unallocated corporate expense related to the termination payment with its Executive Chairman. On November 1, 2022, the Company entered into a transition agreement with its Executive Chairman, which provided for termination of his employment with the Company, effective March 31, 2023. The transition agreement amended his employment agreement which was set to expire on December 31, 2022. The employment agreement provided for a one-time termination payment which was paid in April, 2023.
Interest expense
Interest expense was $16.1 million and $12.1 million for the nine months ended September 30, 2023 and 2022, respectively. The increase in expense was a result of higher interest rates on outstanding borrowings, partially offset by lower average outstanding borrowings.
Mark to market (loss) gain on interest rate derivatives
Mark to market loss on interest rate derivatives was $0.1 million for the nine months ended September 30, 2023, as compared to a mark to market gain on interest rate derivatives of $2.0 million for the nine months ended September 30, 2022. The decrease was attributable to the change in the fair value based on the increase in interest rates. The mark to market amount represents the change in fair value on the Company’s interest rate derivatives that have not been designated as hedging instruments. These derivatives were entered into for purposes of locking-in a fixed interest rate on a portion of the Company’s variable interest rate debt. As of September 30, 2023, the intent of the Company is to hold these derivative contracts until their maturity.
Gain on early retirement of debt
Gain on early retirement of debt was $1.5 million for the nine months ended September 30, 2023. The gain recognized for the nine months ended September 30, 2023 was attributable to the repurchase of $47.2 million in principal amount of the Term Loan. Refer to NOTE 7 — DEBT for additional information.
Income taxes
Income tax provision of $2.9 million and $3.4 million for the nine months ended September 30, 2023 and 2022, respectively, represent taxes on both US and foreign earnings at a combined effective income tax provision rate of 197.0% and 245.9%, respectively. The effective tax rate for the nine months ended September 30, 2023 differs from the federal statutory income tax rate of 21.0% primarily due to the impact of non-deductible expenses, and foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance. The effective tax rate for the nine months ended September 30, 2022 differs from the federal statutory income tax rate of 21.0% primarily due to foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance.
Equity in losses
Equity in losses of Vasconia, net of taxes, was $2.9 million for the nine months ended September 30, 2023, as compared to equity in losses of Vasconia, net of taxes, of $1.2 million for the nine months ended September 30, 2022. For the nine months ended September 30, 2023 and 2022, equity in losses included non-cash impairment charges of $6.8 million and $6.2 million, respectively, to reduce the carrying value of the Company’s investment in Vasconia to its fair value. The decline in the fair value was determined to be other than temporary due to the decline in the quoted stock price, the continued decline in the operating results of Vasconia and the recent downgrade in Vasconia’s debt rating.
Vasconia reported loss from operations of $1.9 million for the nine months ended September 30, 2023, as compared to loss from operations of $0.3 million for the nine months ended September 30, 2022. The decrease in loss from operations was primarily attributable to decreased operating results in the current period.

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
At September 30, 2023, the Company had cash and cash equivalents of $6.3 million, compared to $23.6 million at December 31, 2022. Working capital was $236.9 million at September 30, 2023, compared to $270.4 million at December 31, 2022. Liquidity, which includes cash and cash equivalents, availability under the ABL Agreement, and available funding under the Receivables Purchase Agreement, was approximately $198.8 million at September 30, 2023.
Inventory, a large component of the Company’s working capital, is expected to fluctuate from period to period, with inventory levels higher primarily in the June through October time period. The Company also expects inventory turnover to fluctuate from period to period based on product and customer mix. Certain product categories have lower inventory turnover rates as a result of minimum order quantities from the Company’s vendors or customer replenishment needs. Certain other product categories experience higher inventory turns due to lower minimum order quantities or trending sale demands. For the three months ended September 30, 2023, inventory turnover was 2.2 times, or 164 days, as compared to 1.7 times, or 219 days, for the three months ended September 30, 2022. The improvement was attributable to lower inventory levels as compared to the prior year, which were elevated due to inventory buildup at retailers as a result of supply chain disruptions and weaker end market demand.
In connection with the Wallace EPA Matter, the Company expects in the next twelve months it will be required to provide financial assurance of $5.6 million, which it expects to provide in the form of a letter of credit. This would reduce availability under the revolving credit facility.
The Company believes that availability under the revolving credit facility under its ABL Agreement, cash on hand and cash flows from operations are sufficient to fund the Company’s operations for the next twelve months. However, if circumstances were to adversely change, the Company may seek alternative sources of liquidity including debt and/or equity financing. However, there can be no assurance that any such alternative sources would be available or sufficient or available on terms favorable to the Company. On October 25, 2023, the Company launched the syndication of an Amendment & Extension of the Company’s existing Term Loan B facility due 2025 through an extended maturity of August 2027.The Company has received the required commitments from the lenders and expects the closing of such Term Loan B facility in the fourth quarter of 2023.
The Company closely monitors the creditworthiness of its customers. Based upon its evaluation of changes in customers’ creditworthiness, the Company may modify credit limits and/or terms of sale. However, notwithstanding the Company’s efforts to monitor its customers’ financial condition, the Company could be materially adversely affected by changes in customers’ creditworthiness in the future.
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
As of September 30, 2023 and December 31, 2022, the total availability under the ABL Agreement was as follows (in thousands):

	September 30, 2023	December 31, 2022
Maximum aggregate principal allowed	$200,000	$189,411
Outstanding borrowings under the ABL Agreement	(29,305)	(10,424)
Standby letters of credit	(2,974)	(2,765)
Total availability under the ABL Agreement	$167,721	$176,222
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
The current and non-current portions of the Company’s Term Loan included in the condensed consolidated balance sheets were as follows (in thousands):

	September 30, 2023	December 31, 2022
Current portion of Term Loan:
Estimated Excess Cash Flow principal payment	$15,000	$—
Estimated unamortized debt issuance costs	(1,134)	—
Total Current portion of Term Loan	$13,866	$—

Non-current portion of Term Loan:
Term Loan, net of current portion	$183,684	$245,911
Estimated unamortized debt issuance costs	(450)	(3,054)
Total Non-current portion of Term Loan	$183,234	$242,857
The estimated Excess Cash Flow principal payment recorded at September 30, 2023 represents the Company’s estimate for the 2024 Excess Cash Flow Payment. There was no Excess Cash Flow payment due in 2023.
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
Borrowings under the revolving credit facility bear interest, at the Company’s option, at one of the following rates: (i) an alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.5% or one-month Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus 1.0% as of a specified date in advance of the determination, but in each case not less than 1.0%, plus a margin of 0.25% to 0.50%, or (ii) Adjusted Term SOFR, which is the Term SOFR Rate for the selected 1, 3 or 6 month interest period plus 0.10% (or Euro Interbank Offered Rate “EURIBOR” for borrowings denominated in Euro; or Sterling Overnight Index Average “SONIA” for borrowings denominated in Pounds Sterling), but in each case not less than zero, plus a margin of 1.25% to 1.50%. The respective margins are based upon average quarterly availability, as defined in and computed pursuant to the ABL Agreement. In addition, the Company pays a commitment fee of 0.20% to 0.25% per annum based on the average daily unused portion of the aggregate commitment under the ABL Agreement. The interest rate on outstanding borrowings under the ABL Agreement at September 30, 2023 was between 6.44% and 8.75%. The Company paid a commitment fee of 0.25% during the nine months ended September 30, 2023.
The Term Loan bears interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of (x) the prime rate, (y) a federal funds and overnight bank funding based rate plus 0.5% or (z) one-month Adjusted Term SOFR, but not less than 1.0%, plus 1.0%, plus a margin of 2.5% or (ii) SOFR for the applicable interest period, multiplied by any statutory reserve rate, but not less than 1.0%, plus a margin of 3.5%. The interest rate on outstanding borrowings under the Term Loan at September 30, 2023 was 8.93%.
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
The Company was in compliance with the covenants of the Debt Agreements at September 30, 2023.
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
The Company’s adjusted EBITDA (including pro forma adjustments), for the trailing twelve months ended September 30, 2023 was $55.8 million.
Capital expenditures for the nine months ended September 30, 2023 were $1.8 million.

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
The following is a reconciliation of the net income (loss), as reported, to adjusted EBITDA, for each of the last four quarters and the 12 months ended September 30, 2023:

	Quarter Ended				Twelve Months Ended September 30, 2023
	December 31, 2022	March 31, 2023	June 30, 2023	September 30, 2023
	(in thousands)
Net income (loss) as reported	$3,272	$(8,805)	$(6,520)	$4,206	$(7,847)
Undistributed equity losses, net	2,058	2,777	5,863	1,047	11,745
Income tax provision (benefit)	2,308	(1,348)	1,242	3,015	5,217
Interest expense	5,125	5,336	5,528	5,246	21,235
Depreciation and amortization	5,001	4,870	4,925	4,821	19,617
Mark to market loss (gain) on interest rate derivatives	19	234	(197)	98	154
Stock compensation expense	281	861	1,011	898	3,051
Contingent consideration fair value adjustments	—	—	(50)	—	(50)
Gain on early retirement of debt	—	—	(1,520)	—	(1,520)
Acquisition related expenses	170	490	242	186	1,088
Restructuring expenses	1,420	856	—	—	2,276
Warehouse redesign expenses(1)	—	194	157	176	527
Adjusted EBITDA	19,654	5,465	10,681	19,693	55,493
Pro forma projected synergies adjustment(2)					$323
Pro forma Adjusted EBITDA(3)	$19,654	$5,465	$10,681	$19,693	$55,816
(1) For the twelve months ended September 30, 2023, the warehouse redesign expenses were related to the U.S. segment.
(2) Pro forma projected synergies represents the projected cost savings of $0.2 million associated with the Executive Chairman's cessation of service in such role, and $0.1 million associated with reorganization of the U.S. segment's sales management structure.
(3) Adjusted EBITDA is a non-GAAP financial measure that is defined in the Company’s debt agreements. Adjusted EBITDA is defined as net income (loss), adjusted to exclude undistributed equity in losses, income tax provision (benefit), interest expense, depreciation and amortization, mark to market loss (gain) on interest rate derivatives, stock compensation expense, gain on early retirement of debt, and other items detailed in the table above that are consistent with exclusions permitted by our debt agreements.
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
The Company did not sell receivables to HSBC during the three and nine months ended September 30, 2023. Pursuant to the Receivable Purchase Agreement, the Company sold to HSBC $30.0 million and $109.8 million of receivables during the three and nine months ended September 30, 2022, respectively. Charges of $0.2 million and $0.5 million, respectively, related to the sale of the receivables were included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2022. At September 30, 2023 and 2022, zero and $20.2 million, respectively, of receivables sold were outstanding and due to HSBC from customers.
At September 30, 2023, $24.8 million of accounts receivables were available for sale to HSBC, net of applicable charges.
Derivatives
Interest Rate Swaps
The Company’s total outstanding notional value of interest rate swaps was $25.0 million at September 30, 2023. These non-designated interest rate swaps were entered into in June 2019 and serve as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings and expire in February 2025.
The Company’s interest rate swaps that were designated as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings expired in March 2023. The Company has no designated interest rate swaps at September 30, 2023.
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
The aggregate gross notional value of foreign exchange contracts at September 30, 2023 was $8.8 million. These foreign exchange contracts have been designated as hedges in order to apply hedge accounting.
The Company is exposed to market risks as well as changes in foreign currency exchange rates as measured against the USD and each other, and to changes to the credit risk of derivative counterparties. The Company attempts to minimize these risks primarily by using foreign currency forward contracts and by maintaining counterparty credit limits. These hedging activities provide only limited protection against currency exchange and credit risk. Factors that could influence the effectiveness of the Company’s hedging programs include those impacting currency markets and the availability of hedging instruments and liquidity of the credit markets. All foreign currency forward contracts that the Company enters into are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure. The Company does not enter into such contracts for speculative purposes, and as of September 30, 2023, these foreign exchange contracts have been designated as hedges in to order to apply hedge accounting.
Operating activities
Net cash provided by operating activities was $17.0 million for the nine months ended September 30, 2023, as compared to net cash used in operating activities of $20.1 million for the nine months ended September 30, 2022. The increase from 2023 compared to 2022 was attributable to the timing of payments for accounts payable and accrued expenses and a reduction in inventory levels, partially offset by timing of collections related to the Company's accounts receivables.

Investing activities
Net cash used in investing activities was $1.8 million and $19.9 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease from 2023 compared to 2022 was attributable to the cash consideration of $18.0 million paid for the acquisition of S'well in 2022.
Financing activities
Net cash used in financing activities was $32.4 million for the nine months ended September 30, 2023, as compared to net cash provided by financing activities of $18.4 million for the nine months ended September 30, 2022. The change was attributable to the repurchase of a portion of the term loan in the 2023 period, compared to the Excess Cash Flow principal payment on the term loan in the 2022 period and lower proceeds from the revolving credit facility in the 2023 period. The cash used in financing activities was partially offset by decreased payments for stock repurchases in the 2023 period.
Stock repurchase program
On March 14, 2022, the Company announced that its Board authorized the repurchase of up to $20.0 million of the Company’s common stock, replacing the Company’s previously-authorized $10.0 million share repurchase program. The repurchase authorization permits the Company to effect the repurchases from time to time through open market purchases and privately negotiated transactions. During the nine months ended September 30, 2023, the Company repurchased 320,204 shares for a total cost of $2.5 million and thereafter retired the shares. No repurchases were effected during the three months ended September 30, 2023. As of September 30, 2023, the remaining dollar amount available for repurchases under the Board authorized plan was $11.1 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the 2022 Annual Report on Form 10-K.
Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 30, 2023, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.
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
Item 5. Other Information
Employment Agreements
On November 8, 2023, the Company entered into amendments (each, an “Employment Agreement Amendment”) to the existing effective employment agreements between the Company and each of Daniel Siegel and Laurence Winoker.
The Employment Agreement Amendment for Daniel Siegel increases his base salary from $663,000 to $725,000, effective November 1, 2023.
The Employment Agreement Amendment for Laurence Winoker increases his target annual bonus attributable to the Company’s Adjusted EBITDA (as defined by Mr. Winoker’s employment agreement) for 2024 and subsequent years from 37.5% of his base salary to 50% of his base salary (the “EBITDA Target Bonus”). In addition, the Employment Agreement Amendment for Mr. Winoker amends Mr. Winoker’s employment agreement to address the Company’s adoption of a compensation recoupment policy.
Rule 10b5-1 Trading Plans
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2023.

Item 6. Exhibits
See the Exhibit Index below, which is incorporated by reference herein.
Exhibit Index

Exhibit No.

10.1*	Fifth Amendment to the Amended and Restated Employment Agreement, dated as of November 8, 2023, by and between the Company and Laurence Winoker

10.2*	Fourth Amendment to the Employment Agreement, dated as of November 8, 2023, by and between the Company and Daniel Siegel

10.3*
Second Amendment, dated October 19, 2023, to that certain Stockholders Agreement, dated as of March 2, 2018, by and between Lifetime Brands, Inc. and Taylor Parent, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 20, 2023)

31.1*
Certification by Robert B. Kay, Chief Executive Officer and Director, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*
Certification by Laurence Winoker, Executive Vice President, Treasurer and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**
Certification by Robert B. Kay, Chief Executive Officer and Director, and Laurence Winoker, Executive Vice President, Treasurer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101

*    Filed herewith
**    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lifetime Brands, Inc.

/s/ Robert B. Kay	November 9, 2023
Robert B. Kay
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Laurence Winoker	November 9, 2023
Laurence Winoker
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)