Form 10-K
period 2023-12-31
LIFETIME BRANDS, INC
filed 2024-03-12
CIK 874396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-K
______________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of 12,721,286 shares of the voting common equity held by non-affiliates of the registrant as of June 30, 2023, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $71,875,266. Directors, executive officers, and trusts controlled by said individuals are considered affiliates for the purpose of this calculation and may not necessarily be considered affiliates for any other purpose.
The number of shares of common stock, par value $0.01 per share, outstanding as of February 29, 2024, was 21,808,141.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the registrant’s definitive proxy statement for the 2024 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 are incorporated by reference in Part III of this Annual Report.

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
Supply chain risks
•The Company's reliance on international suppliers subjects the Company to regional regulatory, man-made or natural disasters, health epidemics, political or military conflicts, and economic and foreign currency exchange risk that could materially and adversely affect the Company’s operating results.
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
•As a result of the Company’s acquisition of Filament, Taylor Parent has significant influence over the Company and its interests may conflict with the Company’s or those of its stockholders in the future.
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
The Company has a presence in international markets through subsidiaries and affiliate companies that are based outside of the United States. Lifetime Brands Europe Limited is a wholly-owned subsidiary doing business as Kitchen Craft. Kitchen Craft is a leading supplier of kitchenware and tableware products and accessories in the United Kingdom (“U.K.”) and in over 80 other countries. Lifetime Brands Europe Limited’s brand development and design teams, administrative teams, and distribution operate out of a state of the art facility in Aston, England.
The Company also has a subsidiary in the People’s Republic of China (“China”) to supply kitchenware and tableware products to the Chinese market and a subsidiary based in Hong Kong to facilitate the sale of its products to Australia, other parts of Asia and smaller markets elsewhere in the world. The Company has a presence in Canada through a strategic alliance with a Canadian company to distribute many of the Company’s products in Canada.
The Company is a Delaware corporation, incorporated on December 22, 1983.
The Company’s top brands and their respective product categories as of December 31, 2023 are:

Brand	Licensed/Owned	Product Category
Farberware®	Licensed (1)	Kitchenware
KitchenAid®	Licensed	Kitchenware
Mikasa®	Owned	Tableware and Home Solutions
Taylor®	Owned	Kitchenware and Home Solutions
Pfaltzgraff®	Owned	Kitchenware, Tableware and Home Solutions
BUILT NY®	Owned	Home Solutions
S'well®	Owned	Home Solutions
Fred® & Friends	Owned	Kitchenware
KitchenCraft®	Owned	Kitchenware
Rabbit®	Owned	Kitchenware
Kamenstein®	Owned	Kitchenware
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
CUSTOMERS
The Company’s wholesale customers include mass market merchants, specialty stores, department stores, warehouse clubs, grocery stores, off-price retailers, food service distributors, food and beverage outlets, corporate sales and e-commerce.
The Company’s products are sold globally to a diverse customer base including mass market merchants (such as Walmart and Target), specialty stores (such as Williams Sonoma and Dunelm), department stores (such as Macy’s, Kohl’s and Belk), warehouse clubs (such as Costco, and BJs), grocery stores (such as Publix, Kroger, Meijer, and Winn-Dixie), off-price retailers (such as TJX Companies, Ross Stores and Big Lots), food service distributors (such as US Foods, Clark Food Service and Jetro), food and beverage outlets (such as Starbucks) and e-commerce (such as Amazon). The Company also does business with independent retailers, including through business-to-business websites aimed at independent retailers.
The Company also operates its own consumer websites that provide information about the Company’s products and offer consumers the opportunity to purchase a limited selection of the Company’s products directly.
During the years ended December 31, 2023, 2022 and 2021, Wal-Mart Stores, Inc., including Sam’s Club, (“Walmart”), accounted for 21%, 19% and 18% of consolidated net sales, respectively. During the years ended December 31, 2023, 2022, and 2021, sales to Costco Wholesale Corporation (“Costco”) accounted for 11%, 13%, and 12% of consolidated net sales. During the year ended December 31, 2023, 2022 and 2021, Amazon.com Inc., (“Amazon”), accounted for 11%, 11% and 12% of consolidated net sales. Sales to Costco and Amazon are included in the Company’s U.S. and International segments. No other customers accounted for 10% or more of the Company’s sales during these periods.
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
Additionally, the Company uses third-party operated distribution facilities to supplement its distribution capacity, including a major distribution facility located in Rotterdam, Netherlands. As of December 31, 2023, the Company occupied 27,000 square feet of this facility.
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
SOURCES OF SUPPLY
The Company sources its products from hundreds of suppliers, almost all of which are located outside the United States (other than the suppliers for the Company’s sterling silver products). Most of the Company’s suppliers are located in China. The Company also sources products from suppliers across various countries including, Hong Kong, Taiwan, Japan, South Korea, Vietnam, Myanmar, Singapore, Malaysia, Philippines, Thailand, India, Bangladesh, the United States, Mexico, the U.K., Italy, Portugal, Poland, Sweden, Turkey, Belgium, Germany, Czech Republic, Slovakia, Cambodia, Indonesia, and New Zealand. The Company orders products significantly in advance of the anticipated time of their sale by the Company. The Company does not have any formal long-term arrangements with any of its suppliers and its arrangements with most manufacturers allow for flexibility in modifying the quantity, composition and delivery dates of orders.
MANUFACTURING
The Company contracts with third parties to manufacture the vast majority of its products.
The Company manufactures its sterling silver products at a leased manufacturing facility in San Germán, Puerto Rico and fills jars and other containers with spices and assembles spice racks at an owned facility in Winchendon, Massachusetts. The Company is planning to expand its manufacturing into Mexico to manufacture certain of the Company’s products. The Company expects these operations to be fully operational in fiscal year 2024.
COMPETITION
The markets for kitchenware, tableware and other products used in the home are highly competitive and include numerous domestic and foreign competitors, some of which are larger than the Company. The primary competitive factors in selling such products are innovative products, brand, quality, aesthetic appeal to consumers, packaging, breadth of product line, distribution capability and selling price.
PATENTS AND LICENSES
The Company owns approximately 1,090 design and utility patents. The Company does not believe that the expiration of any of its patents would have a material adverse effect on either of the Company’s segments.
The Company holds certain rights to use the Farberware brand for kitchen tools and gadgets, cutlery, cutting boards, shears and certain other products which together represent a material portion of its sales, through a fully-paid, royalty-free license for a term that expires in 2195, subject to earlier termination under certain circumstances. The Company also holds a license to use the KitchenAid brand for certain products, including products for kitchen tools and gadgets, cutlery and bakeware, subject to a license agreement that will expire in December 2026. The Company originally entered into a licensing arrangement for use of the KitchenAid brand in 2000, and has renewed the license, typically for three to four year periods, since that time.
HUMAN CAPITAL
The Company aspires to hire and retain the best and brightest employees. At December 31, 2023, the Company had approximately 1,230 full-time employees, of whom approximately 140 were located in Asia, 200 were located in Europe and 890 were located in the United States and Puerto Rico. The Company also hires seasonal workers at its distribution centers through temporary staffing agencies. None of the Company’s employees are represented by a labor union or subject to collective bargaining agreements, except as required by local law.
The Company believes in the importance of the retention, growth and development of our employees. The Company believes it offers competitive compensation and benefits packages to its employees. Further, the Company offers professional development opportunities to cultivate talent throughout the Company. The Company also values diversity and inclusion and aims to foster an inclusive community.

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
SEASONALITY
The Company’s business and working capital needs are seasonal with a majority of sales occurring in the third and fourth quarters. In 2023, net sales for the third and fourth quarters accounted for 57% of total annual net sales, respectively. In anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period.

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
•political unrest, war, terrorism, geopolitical uncertainties, trade policies and sanctions, including the repercussions of the military conflict in Ukraine, Israel and surrounding areas (and any broadening of the conflict);
•the impact of the U.K.’s exit from the European Union;
•unstable economic and political conditions, lack of legal regulation enforcement, civil unrest and potential accompanying shifts in laws and regulations; and
The occurrence of negative events related to any of the foregoing may adversely impact the Company’s results of operations and financial condition.
The Company’s results of operations could be negatively impacted by inflation or deflation in supply chain costs, including raw materials, sourcing, transportation and energy
The Company designs, sources and sells branded kitchenware, tableware and other homeware goods and relies on third parties to manufacture its products who are, in turn, subject to changes in their underlying manufacturing costs. The Company also relies on third parties for transportation and is exposed to fluctuations in freight costs to transport goods as well as the price of fuel and gasoline. These prices may fluctuate based on a number of factors beyond the Company’s control, including from geopolitical conditions such as the military conflict in Ukraine and resulting sanctions imposed by the U.S. and other countries. Inflation has resulted and could continue to result in significant cost increases. If the Company is unable to mitigate any cost increases from the foregoing factors through various customer pricing actions and cost reduction initiatives, its financial condition may be adversely affected. Conversely, in the event that there is deflation, the Company may experience pressure from its customers to reduce prices. There can be no assurance that the Company would be able to reduce its cost base to offset any such price concessions, which could adversely impact its results of operations and cash flows.

The Company’s business may be materially adversely affected by the imposition of tariffs and other trade policies implemented by the U.S. and other governments.
A majority of the Company’s products are sourced from vendors in China. During the last several years there have also been significant changes to U.S. trade policies, sanctions, legislation, treaties and tariffs, including, but not limited to, trade policies and tariffs affecting China. These changes have, in certain cases, increased our costs of doing business. In response to the tariffs, the Company may seek to increase prices to its customers, which may diminish demand for its products. The imposition of additional tariffs or other trade barriers could increase our costs in certain markets and may cause our customers to find alternative sourcing or could make it more difficult for us to sell our products in some markets. Other countries where we operate or sell our products have changed, and may continue to change, their own policies on trade as well as business and foreign investment in their respective countries. Additionally, it is possible that U.S. policy changes and uncertainty about such changes could increase market volatility and currency exchange rate fluctuations. As a result of these dynamics, we cannot predict the impact to our business of any future changes to the U.S.’s or other countries’ trading relationships or the impact of new laws or regulations adopted by the U.S. or other countries.
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
The Company’s ability to obtain insurance and the terms of any available insurance coverage could be materially adversely affected by macroeconomic and company-specific events, as well as the financial condition of insurers.
The Company is generally not fully insured against all significant losses. For example, the Company is not fully insured against hurricane, earthquake, acts of war, and terrorism related losses. A loss for which the Company is not fully insured could have a material adverse effect on the business, financial condition, results of operations and prospects.
Insurance coverage may not continue to be available or may not be available at rates or on terms similar to those presently available to the Company. The Company’s ability to obtain insurance and the terms of any available insurance coverage could be materially adversely affected by international, national, state or local events and company-specific events, as well as the financial condition of insurers. If insurance coverage is not available or obtainable on acceptable terms, the Company may be required to pay costs associated with adverse future events.
Liquidity and financial risks
The Company has substantial indebtedness and the highly seasonal nature of the Company’s business impacts its borrowing needs.
The Company has a substantial amount of indebtedness and is dependent on the availability of its bank loan facilities to finance its liquidity needs. As of December 31, 2023, the Company had $210.4 million of consolidated debt outstanding under a senior secured term loan credit facility and senior secured asset-based revolving credit facility.
On November 14, 2023, the Company entered into Amendment No. 2 of the senior secured term loan credit facility, dated as of March 2, 2018, (as amended, the “Term Loan”), which among other things, reduced the outstanding principal amount of $150.0 million and extended the maturity to August 26, 2027.
The Company’s credit agreement, dated as of March 2, 2018 (as amended, the “ABL Agreement” and as amended, the “Term Loan” the “Debt Agreements”) provides for, among other things, a maximum aggregate principal amount of $200.0 million and will mature on August 25, 2027. The Term Loan will be repaid in quarterly payments of principal equal to 1.25% of the original aggregate principal amount of the Term Loan, which payments will commence on March 31, 2024. The Term Loan requires the Company to make an annual mandatory prepayment of principal based upon excess cash flow (the “Excess Cash Flow”), if any. Per the Debt Agreements, when the Company makes an Excess Cash Flow payment, the payment is first applied to satisfy the future quarterly required payments in order of maturity. This amount is recorded in the current maturity of the Term Loan on the consolidated balance sheets. At December 31, 2023, borrowings under the Debt Agreements represented approximately 32% of total capital (indebtedness plus stockholders’ equity).

In 2018, the Company utilized the proceeds of borrowings under the Debt Agreements (i) to repay in full all existing indebtedness for borrowed money under its former credit agreement and (ii) to finance, in part, the acquisition of Filament, the refinancing of certain indebtedness of Filament and its subsidiaries, and the payment of fees and expenses in connection with the foregoing. In 2023, the Term Loan was amended to extend the maturity of $150 million of the Term Loan. The Company may be unable to generate cash sufficient to pay when due the principal of, interest on, or other amounts due with respect to, its indebtedness. In addition, the Company’s business is seasonal with a significant amount of its revenue realized during the latter portion of the year. Therefore, the Company’s borrowing needs fluctuate widely based upon its seasonal working capital requirements.
The Company’s leverage and the effects of seasonal fluctuations in its cash flow, borrowing requirements and ability to borrow could have significant negative consequences on the Company’s financial condition and results of operations, including:
•impairing the Company’s ability to meet the financial covenants, if and when applicable, contained in the Debt Agreements or to generate cash sufficient to pay interest or principal due under its Debt Agreements, which could result in an acceleration of some or all of the Company’s outstanding debt;
•limiting the Company’s ability to borrow money, dispose of assets or sell equity to fund the Company’s working capital, capital expenditures, dividend payments, debt service, strategic initiatives or for other obligations or purposes;
•limiting the Company’s flexibility in planning for, or reacting to, changes in the economy, the markets, regulatory requirements, its operations or business;
•limiting the Company’s ability to enter into derivative agreements to hedge interest rate and foreign exchange risk;
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
The ABL Agreement, under certain circumstances, requires the Company to maintain a certain fixed charge coverage ratio. The Term Loan requires the Company to maintain a maximum Total Net Leverage Ratio of 5.00 to 1.00 as of the last day of its fiscal quarters. As a result of this and other covenants within the Debt Agreements, the Company may be limited in its ability to incur additional debt, make investments or undertake certain other business activities. These requirements could limit the Company’s ability to obtain future financing and may prevent the Company from taking advantage of attractive business opportunities. The Company’s ability to meet the covenants or requirements in its Debt Agreements may be affected by events beyond the Company’s control, and the Company may not be able to satisfy such covenants and requirements. A breach of these covenants or the Company’s inability to comply with the restrictions could result in an event of default under the Debt Agreements, which in turn could result in an event of default under the terms of the Company’s other indebtedness. Upon the occurrence of an event of default under the Company’s Debt Agreements, after the expiration of any grace periods, the Company’s lenders could elect to declare all amounts outstanding under the Company’s debt arrangements, together with accrued interest, to be immediately due and payable. If this happens, the Company cannot assure that its assets would be sufficient to repay in full the amounts due under the Debt Agreements or the Company’s other indebtedness.
The Company’s borrowings, and discount rate applied to sale of receivables, are subject to interest rate fluctuations and an increase in interest rates could adversely affect the Company’s financial results.
The Company’s borrowings bear interest at floating rates. An increase in interest rates would adversely affect the Company’s profitability. For example, in 2023 interest expense increased by $4.5 million compared to the prior year as a result of a higher interest rate environment. To the extent that the Company’s access to credit may be restricted because of its own performance, its bank lenders’ performances or conditions in the capital markets generally, the Company would not be able to operate normally.

The Company’s Receivables Purchase Agreement also depends upon the Secured Overnight Financing rate (“SOFR”), as it is a component of the discount rate applicable to the agreement. If SOFR increases, the Company may not be able to rely on the Receivables Purchase Agreement, which could have a material and adverse effect upon the Company’s financial condition, results of operations and cash flows.
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
A portion of the Company’s long-term assets consists of goodwill recorded as a result of the Company’s acquisitions; other identifiable intangible assets, including trade names; and long-lived assets. At December 31, 2023, goodwill, net of accumulated impairment charges totaled $33.2 million; indefinite-lived intangibles assets, net of accumulated impairment charges totaled $42.0 million; finite-lived intangible assets, net of accumulated impairment charges and accumulated amortization totaled $123.9 million. The Company does not amortize goodwill but rather reviews it for impairment on an annual basis or more frequently when events or changes in circumstances indicate that its carrying value may not be recoverable. If the carrying value of a reporting unit exceeds its current fair value as determined based on the discounted future cash flows of the reporting unit or comparable market sales and earnings multiples, the goodwill or intangible asset is considered impaired and is reduced to fair value. Events and conditions that could result in impairment include a prolonged period of global economic weakness, a decline in economic conditions and/or a slow, weak economic recovery, as well as sustained declines in the price of the Company’s common stock, adverse changes in the regulatory environment, adverse changes in the market share of the Company’s products, adverse changes in interest rates, further corporate income tax reforms or other factors leading to reductions in the long-term sales or profitability that the Company expects. Determination of the fair value of a reporting unit includes developing estimates, which are highly subjective and incorporate calculations that are sensitive to minor changes in underlying assumptions. Management’s assumptions change as more information becomes available. Changes in these assumptions could result in an impairment charge in the future, which could have a significant adverse impact on the Company’s reported earnings. If the future operating performance of one or more of the Company’s operating segments does not meet expectations, the Company may be required to record a significant charge during the period in which any impairment of the Company’s goodwill or other long-term assets is determined.
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
The Company’s wholesale customers include mass market merchants, specialty stores, department stores, warehouse clubs, grocery stores, off-price retailers, food service distributors, food and beverage outlets, corporate sales and e-commerce. Unanticipated changes in purchasing and other practices by the Company’s customers, including a customer’s pricing and payment terms, inventory de-stocking, limitations on shelf space, more extensive packaging requirements, changes in order quantities, use of private label brands and other practices, could materially and adversely affect the Company’s business, results of operations and financial condition. In addition, as a result of the desire of retailers to more closely manage inventory levels and optimize their supply chains, there is a growing trend among retailers to evaluate suppliers based on their ability to deliver orders at the quantity and schedule specified, which is known as the "on-time-in-full" delivery metric. Supply-chain complexity and customer demand for on-shelf availability creates additional pressure on delivery performance, which in turn can add strain on distribution channels. The Company’s annual earnings and cash flows also depend to a great extent on the results of operations in the latter half of the year due to the seasonality of its sales. The Company’s success and sales growth is also dependent on its evaluation of consumer preferences and changing trends.
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
During the years ended December 31, 2023, 2022 and 2021, Wal-Mart Stores, Inc., including Sam’s Club, (“Walmart”), accounted for 21%, 19% and 18% of consolidated net sales, respectively. During the years ended December 31, 2023, 2022 and 2021, sales to Costco Wholesale Corporation (“Costco”) accounted for 11%, 13%, and 12% of consolidated net sales. During the year ended December 31, 2023, 2022 and 2021, Amazon.com Inc., (“Amazon”), accounted for 11%, 11% and 12% of consolidated net sales. Sales to Costco and Amazon are included in the Company’s U.S. and International segments. No other customers accounted for 10% or more of the Company’s sales during these periods.
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
The retail environment is highly competitive and rapidly evolving with the increase pace of technological development. Consumers are increasingly embracing shopping online and through mobile commerce applications. This trend accelerated during the COVID-19 pandemic due to fear of infection, stay-at-home orders, quarantine policies and restrictions on travel, trade, and brick-and-mortar retail business operations. As a result, an increasing portion of total consumer expenditures with retailers is occurring online and through mobile commerce applications. This overall trend has negatively affected many brick-and-mortar retailers. If the Company’s brick-and-mortar retail customers fail to maintain or grow their overall market position through the integration of physical retail presence and digital retail, these customers may experience financial difficulties including store closures, bankruptcies or liquidations. This could, in turn, substantially reduce the Company’s revenues, increase credit risk and have a material adverse effect on the Company’s results of operations, financial condition and cash flows.
If the Company is unable to effectively manage its existing online business, the Company's reputation and operating results may be harmed.
The success of the Company’s online business depends, in part, on factors over which the Company may have limited control. The Company must successfully respond to changing consumer preferences and buying trends relating to Internet usage. The Company is also vulnerable to certain additional risks and uncertainties associated with operating an online business, including: changes in required technology interfaces, website downtime and other technical failures, costs and technical issues as the Company upgrades its website software, computer viruses, changes in applicable federal and state regulations, security breaches, data breaches, and consumer privacy concerns. In addition, the Company must keep up to date with competitive technology trends, including the use of improved technology, creative user interfaces and other online marketing tools such as paid search, which may increase its costs and which may not succeed in increasing sales or attracting customers. The Company’s failure to successfully respond to these risks and uncertainties might adversely affect the sales in its online business, as well as damage the Company’s reputation and brands.
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
Supply chain risks
The Company’s reliance on international suppliers subject the Company to regional regulatory, man-made or natural disasters, health epidemics, political or military conflicts, economic and foreign currency exchange risk that could materially and adversely affect the Company’s operating results.
The Company sources its products from suppliers located principally in Asia, Europe and the United States, which subjects the Company to various risks, including man-made or natural disasters, adverse macroeconomic conditions (including inflation, slower growth, and recession), and foreign currency changes, all of which could create disruptions in our supply chain. Similarly, geopolitical risks, including instability resulting from civil unrest, political demonstrations, strikes and armed conflict or other crises, such as conflicts in Ukraine, Israel and surrounding areas (and any broadening of the conflict), and resulting sanctions could change the global supply chain dynamics and demand. Additionally, the Company’s vendors in Asia, from whom a substantial majority of the Company’s products are sourced, are located primarily in China, which subjects the Company to regional risks including regulatory, social and other risks in addition to the risks resulting from tensions between the United States and China involving trade policies and certain regulatory actions. The Company’s ability to select and retain reliable vendors and suppliers who provide timely deliveries of quality parts and products efficiently will impact its success in meeting customer demand for timely delivery of quality products. The Company’s sourcing operations and its vendors are impacted by labor costs in China, where labor historically has been readily available at low cost relative to labor costs in North America. However, as China is experiencing rapid social, political and economic changes, labor costs have risen in some regions and labor in China may not continue to be available to the Company at costs consistent with historical levels. Changes in labor or other laws may be enacted, in China or in other countries in which the Company does business, which could have a material adverse effect on the Company’s operations and/or those of the Company’s suppliers. In addition, any indirect supply chain disruptions due to the conflict in Ukraine, Israel and surrounding areas (and any broadening of the conflict), may further complicate existing supply chain constraints. Specifically, in connection with the conflict in Israel and the surrounding areas, the Houthi movement, which controls parts of Yemen, has launched a number of attacks on marine vessels in the Red Sea. The Red Sea is an important maritime route for international trade. As a result of such disruptions, the Company may experience in the future extended lead times, delays in supplier deliveries, and increased freight costs. The risk of ongoing supply disruptions may further result in delayed deliveries of our products. Changes in currency exchange rates might negatively affect the Company and its overseas vendors’ profitability and business prospects. The Company does not have access to its vendors’ financial information and the Company is unable to assess its vendors’ financial condition, including their liquidity. Interruption of supplies from any of the Company’s vendors, or the loss of one or more key vendors, could have a negative effect on the Company’s business and operating results. A disruption in deliveries to or from suppliers or decreased availability of materials could have an adverse effect on our ability to meet our commitments to customers or increase our operating costs. A disruption from such third‑party suppliers, manufacturers or service providers, capacity constraints, production disruptions, price increases, quality control issues, recalls or other decreased availability of parts and products could adversely affect our ability to meet our commitments to customers and have a material adverse effect on our business, financial condition and results of operations.
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
Various commodities comprise the raw materials used to manufacture the Company’s products. The prices of these commodities have historically fluctuated on a cyclical basis and have often depended on a variety of factors over which the Company has no control. Additionally, labor costs represent a significant component of the Company’s supplier’s manufacturing costs and the Company’s suppliers may increase the prices they charge the Company if they experience rising labor costs. The cost of producing and distributing the Company’s products is also sensitive to energy costs, duties and tariffs. For example, freight costs increased in 2021, continued to fluctuate in 2022 and began to decrease in 2023. The Company is unable to determine to what extent, if any, it will be able to pass future cost increases through to its customers. The Company’s inability to come to favorable agreements with its suppliers or to pass increased costs through to the Company’s customers could materially and adversely affect its financial condition or results of operations.
Intellectual property risks
The loss of certain licenses or material changes in royalty rates could materially adversely affect the Company’s operating margin and cash flow.
Significant portions of the Company’s business are dependent on trade names, trademarks and patents, some of which are licensed from third parties. In 2023, sales of licensed brands accounted for approximately 17% of the Company’s gross sales. The Company’s licenses for many of these brands require it to pay royalties based on sales. Many of these license agreements are subject to termination by the licensor, if, for example, the Company fails to satisfy certain minimum sales obligations or breaches the terms of the license. The loss of significant licenses or a material increase in the royalty rates the Company pays or other new terms negotiated upon renewal of such licenses could result in a reduction of the Company’s operating margins and cash flow from operations or otherwise adversely affect its business.
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
Sales of KitchenAid branded products, to a lesser extent, also represent a material portion of the Company’s sales. The Company also holds a license to use the KitchenAid brand for certain products, including products for kitchen tools and gadgets, cutlery and bakeware, subject to a license agreement that will expire in December 2026. The Company originally entered into a licensing arrangement for use of the KitchenAid brand in 2000, and has renewed the license, typically for three-year periods, since that time. Although it expects to be able to renew its current KitchenAid license prior to its expiration, there is no assurance that the Company will be able to do so on reasonable terms, or at all, and any failure to do so could have a material adverse effect on the Company’s business, results of operations and financial condition.
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
The Company is subject to laws and regulations governing the Internet and e-commerce. These existing and future laws and regulations may impede the growth of the Internet, e-commerce or other online services. These regulations and laws may cover taxation, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband residential Internet access and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, and personal privacy apply to the Internet and e-commerce. Unfavorable resolutions of these issues could diminish the demand for the Company’s products on the Internet and increase the cost of doing business. For example, in 2018, the U.S. Supreme Court ruling in South Dakota v. Wayfair, Inc. et al reversed longstanding precedent that remote sellers are not required to collect state and local sales taxes and established that a state may enforce or adopt laws requiring online retailers to collect and remit sales tax if there is a substantial nexus between the online retailer’s activity and the state, even if the retailer has no physical presence within the taxing state. While the Company now collects, remits and reports sales tax in states that it does business, it is possible that Company’s effective income tax rate, the cost of the Company’s e-commerce business, and the growth of its e-commerce business could be materially adversely effected other new laws or regulations governing the Internet and e-commerce. This potential negative impact on the Company’s e-commerce business could have a material adverse effect on the Company’s overall business, results of operations and financial condition.

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
Additionally, on March 21, 2022, the SEC released proposed rule changes that would require new climate-related disclosure in SEC filings, including certain climate-related metrics and greenhouse gas emissions, information about climate-related targets and goals, transition plans, if any, and extensive attestation requirements. In addition to requiring filers to quantify and disclose direct emissions data, the new rules would also require disclosure of climate impact arising from the operations and uses by the filer’s business partners and contractors and end-users of the filer’s products and/or services. If adopted as proposed, the rule changes could result in the Company incurring material additional compliance and reporting costs, including monitoring, collecting, analyzing and reporting the new metrics and implementing systems and procuring additional internal and external personnel with the requisite skills and expertise to serve those functions.
Any or all of these ESG and sustainability initiatives and regulations are likely to result in significant operational changes and expenditures, reduced demand for our products, cause us reputational harm, and could materially adversely affect our business, financial condition, and results of operations.
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
The Company employs information technology systems and operates websites which allow for the secure storage and transmission of proprietary or confidential information regarding the Company’s customers, employees and others, including credit card information and personal identification information. The Company has made significant efforts to secure its computer network to mitigate the risk of possible cyber-attacks, including, but not limited to, data breaches, and is continuously working to upgrade its existing information technology systems and provide employee awareness training around phishing, malware, and other cyber risks to ensure that the Company is protected, to the greatest extent possible, against cyber risks and security breaches. Despite our continuous efforts to ensure the security of the Company’s computer networks, any future cyber incidents could compromise our information technology systems, which could impact operations and confidential information could be misappropriated. Additionally, as Artificial Intelligence ("AI") continues to evolve, cyber-attackers could also use AI to develop malicious code and sophisticated phishing attempts. Although we believe that we have robust information security procedures, controls and other safeguards in place, as cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate information security vulnerabilities. Any cybersecurity incidents could lead to negative publicity, loss of sales and profits or cause the Company to incur significant costs to reimburse third- parties for damages, which could adversely impact profits.
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
The Company is in the process of transitioning the Company’s Systems, Applications and Products and other critical systems to cloud-based technologies. As the Company transitions to cloud-based technologies, the Company may be exposed to additional cyber threats as the Company migrates from legacy systems to cloud-based solutions. The Company’s increased dependence on third parties for cloud-based systems may also subject the Company to further cyber threats. There can be no assurance that the Company will not suffer a material adverse effect resulting from vulnerabilities in widely deployed software used by third parties.
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
The Company may incur material costs to comply with increasingly stringent environmental laws and enforcement policies. Moreover, there are proposed international accords and treaties, as well as federal, state and local laws and regulations, which would attempt to control or limit the causes of climate change, including the effect of greenhouse gas emissions on the environment. In the event that the U.S. government or foreign governments enact new climate change laws or regulations or make changes to existing laws or regulations, compliance with applicable laws or regulations may result in increased manufacturing costs for the Company’s products, such as by requiring investment in new pollution control equipment or changing the ways in which certain of the Company’s products are made. The Company may incur some of these costs directly, while other costs may be passed on to the Company from its third-party suppliers. The Company also may incur costs associated with government inquiries and investigations. For example, in August 2021 a wholly-owned subsidiary of the Company received a Notice of Liability from the Department of Justice on behalf of the EPA. Negotiations in connection with the Notice culminated in a Consent Decree for Remedial Design and Remedial Action at Operable Unit One of the San German Groundwater Contamination Site (“Consent Decree”). For further discussion of the Company’s legal proceedings refer to NOTE 14 — COMMITMENTS AND CONTINGENCIES to the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Any finding that the Company is not in compliance with applicable environmental laws and regulations or any new laws and regulations in the future could have a material adverse effect on the Company’s business, financial condition and results of operations.
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
Under the Stockholders Agreement, for so long as Taylor Parent continues to beneficially own at least 50% of the shares it received at the consummation of the acquisition, neither the Company nor any of its subsidiaries may take any of the following actions without the approval of the directors designated by Taylor Parent, such approval not to be unreasonably withheld: (i) enter into any agreement for a transaction that would result in a change of control of the Company; (ii) consummate any transaction for the sale of all or substantially all of the Company’s assets; (iii) file for reorganization pursuant to Chapter 11, or for liquidation pursuant to Chapter 7, of the U.S. Bankruptcy Code; (iv) liquidate or dissolve the business and affairs of the Company; (v) take any Board of Directors action to seek an amendment to the Company’s Certificate of Incorporation or approve, or recommend that the Company’s stockholders approve, an amendment to the Company’s Amended and Restated Bylaws, except as required by Delaware Law (as defined in the merger agreement) or other applicable law and other than amendments that would not materially and disproportionately affect Taylor Parent; (vi) incur additional debt in excess of $100 million in the aggregate, subject to certain exceptions; (vii) acquire or dispose of assets or a business, in each case with an individual value in excess of $100 million; or (viii) adopt a stockholder rights plan that does not exempt as “grandfathered persons” the stockholders party to the Stockholders Agreement and their affiliates from being deemed “acquiring persons” due to their beneficial ownership of the common stock of the Company upon the public announcement of adoption of such stockholder rights plan (it being understood that no such plan shall restrict any stockholder party to the Stockholders Agreement or its affiliates from acquiring, in the aggregate, common stock up to the level of their aggregate percentage beneficial ownership as of the public announcement of the adoption of such stockholder rights plan).
Accordingly, Taylor Parent’s influence over the Company and the consequences of such control could have a material adverse effect on the Company’s business and business prospects and negatively impact the trading price of its common stock.
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Risk management and strategy
The Company recognizes the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard its information systems and to protect the confidentiality, integrity, and availability of its data.
The Company has integrated cybersecurity risk management into its broader enterprise risk management (“ERM”) through defined training and incident response plans. The incident response plan defines the objectives, roles and responsibilities and scope of our incident response program, is designed to detect actual or potential cybersecurity events and is triggered by Endpoint Detection and Response (“EDR”) system behavior monitoring. Once initiated, the incident response plan consists of several phases, which includes i) detecting a significant observable event, ii) examining a security related event with potential negative IT consequences for the company and iii) analyzing the risk of the event and the degree of remediation required. The Company has developed an incident management plan that operates within the incident response plan to help define the objectives, roles, responsibilities, and scope of our incident response plan.
In addition, the Company’s training and response methodology includes regular end user cybersecurity updates, phishing tests and online trainings. We believe that these measures helps promote a company-wide culture of appropriate cybersecurity risk management, as well as ensure that cybersecurity considerations are an integral part of the Company’s ERM decision-making processes at every level. The Company considers industry best practices to continuously evaluate and address cybersecurity risks in alignment with its business objectives and operational needs.
The full Board of Directors is responsible for the oversight of the Company’s cybersecurity risk management. The Board is updated by the EVP, Global Supply Chain & Import regularly to remain informed on the Company’s efforts in managing risks associated with cybersecurity threats.
The Company’s Infrastructure Director is responsible for managing cybersecurity risks, including the prevention, detection, mitigation, and remediation of cybersecurity incidents. The Infrastructure Director has 20 years of experience in the creation and management of enterprise security risk programs.The Infrastructure Director reports to the Chief Information Officer, who actively engages to monitor IT activities and has 40 years of Enterprise Security Management Experience as well as membership in a CIO peer group that reviews local cybersecurity concerns on a regular basis. The Chief Information Officer in turn reports to the EVP, Global Supply Chain & Import who is responsible for the Company’s management of cybersecurity risk. Through these activities and monitoring, both internally and externally, any events or incidents identified will be escalated to the appropriate Business Team Member in accordance with the Company’s Incident Management Plan.
The Company engages with third-party experts, including cybersecurity focused Security Operations Center (SOC) and leading-edge (EDR) providers, to assist in evaluating and detecting security risk and initiate corrective actions. These partnerships enable the Company to leverage specialized knowledge and insights, ensuring cybersecurity strategies and processes remain aligned with industry best practices. The collaboration with these third parties includes regular audits, threat assessments, and consultation on security enhancements.
The Company uses third-party service providers in various functions throughout its business. The Company has stringent processes to oversee and manage risk with these third parties. The Company’s process includes risk assessment activities, such as security assessments of all third-party providers, policies such as “minimum required access” to ensure compliance with current cybersecurity standards and monitoring activities, such as the review of potential cyber breaches announcements made by the third-party service providers.
Notwithstanding the approach we take to cybersecurity risk management, we may be unsuccessful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. While the Company maintains cybersecurity insurance, the costs related to cybersecurity threats or disruptions may not be fully insured. See Item 1A. “Risk Factors” for a discussion of cybersecurity risks.

Item 2. Properties
The following table lists the principal properties at which the Company operated its business at December 31, 2023:

Location	Description	Size (square feet)	Owned/ Leased
Rialto, California (1)	West Coast warehouse and distribution facility	703,000	Leased
Robbinsville, New Jersey (1)	Principal East Coast warehouse and distribution facility	700,000	Leased
Aston, England (2)	Offices, showroom, warehouse and distribution facility	250,000	Leased
Winchendon, Massachusetts (1)	Warehouse and distribution facility, and spice packing line	175,000	Owned
Garden City, New York (3)	Corporate headquarters/main showroom	159,000	Leased
Las Cruces, New Mexico (1)	Offices, warehouse and distribution facility	56,000	Leased
San Germán, Puerto Rico (1)	Sterling silver manufacturing facility	55,000	Leased
Medford, Massachusetts (1)	Offices, showroom, warehouse and distribution facility	44,000	Leased
Oak Brook, Illinois (1)	Offices	18,000	Leased
Seattle, Washington (1)	Offices	17,500	Leased
Shanghai, China (3)	Offices	16,300	Leased
New York, New York (1)	Offices and showrooms	12,000	Leased
Atlanta, Georgia (1)	Showrooms	11,000	Leased
Guangzhou, China (3)	Offices	10,000	Leased
Bentonville, Arkansas (1)	Offices and showroom	7,000	Leased
Newtown, Pennsylvania (1)	Offices	5,900	Leased
Pawtucket, Rhode Island (1)	Offices and showroom	4,900	Leased
Menomonee Falls, Wisconsin (1)	Showroom	4,000	Leased
Tianjin, China (3)	Offices	2,400	Leased
Minneapolis, Minnesota (1)	Offices	1,956	Leased
Kowloon, Hong Kong (3)	Offices	1,814	Leased
Issaquah, Washington (1)	Offices and showroom	1,125	Leased
(1)Location primarily used by the U.S. segment.
(2)Location used by the International segment.
(3)Location used by both segments.

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
At February 29, 2024, the Company estimates that there were approximately 3,881 record holders of the Company’s common stock.
The Company is authorized to issue 100 shares of Series A Preferred stock and 2,000,000 shares of Series B Preferred stock, none of which were issued or outstanding at December 31, 2023.
For a discussion of dividends paid by the Company in 2023 and 2022, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Dividends. The Board of Directors currently intends to continue paying cash dividends for the foreseeable future, although the Board of Directors may in its discretion determine to modify or eliminate such dividends at any time.

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

Date	Lifetime Brands, Inc.	Hemscott Group Index	New Peer Group	Nasdaq Market Index
12/31/2018 (1)(2)	$100.00	$100.00	$100.00	$100.00
12/31/2019	$70.62	$108.44	$123.33	$136.69
12/31/2020	$157.60	$128.82	$152.95	$198.10
12/31/2021	$167.46	$137.51	$193.01	$242.03
12/31/2022	$80.79	$85.83	$130.55	$163.28
12/31/2023	$73.55	$59.80	$142.56	$236.17
(1)The graph assumes $100 was invested as of the close of trading on December 31, 2018 and dividends were reinvested. Measurement points are at the last trading day of each of the fiscal years ended December 31, 2019, 2020, 2021, 2022 and 2023. The material in this chart is not soliciting material, is not deemed filed with the SEC and is not incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation by reference language in such filing. A list of the companies included in the Company’s Hemscott Group Index will be furnished by the Company to any stockholder upon written request to the Chief Financial Officer of the Company. Peer Group comprises Acushnet Holdings Corp., Crocs, Inc., Hamilton Beach Brands Holding Co., Helen of Troy Ltd., Lands’ End, Inc., Johnson Outdoors Inc., Movado Group, Inc., Oxford Industries, Inc., The Buckle, Inc. and Tupperware Brands Corp., Unifi, Inc., Universal Electronics Inc., Vera Bradley, Inc., YETI Holdings, Inc.
(2)The graph was prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2024. Index Data: Copyright NASDAQ OMX, Inc. Used with permission. All rights reserved.
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
The Company markets several product lines within each of its product categories and under most of the Company’s brands, primarily targeting moderate price points through virtually every major level of trade. The Company believes it possesses certain competitive advantages based on its brands, its emphasis on innovation and new product development, and its sourcing capabilities. The Company owns or licenses a number of leading brands in its industry, including Farberware®, KitchenAid®, Mikasa®, Taylor®, Pfaltzgraff® , BUILT NY®, S'well®, Fred® & Friends, KitchenCraft® , Rabbit®, and Kamenstein®. Historically, the Company’s sales growth has come from expanding product offerings within its product categories, by developing existing brands, acquiring new brands (including complementary brands in markets outside the United States), and establishing new product categories. Key factors in the Company’s growth strategy have been the selective use and management of the Company’s brands and the Company’s ability to provide a stream of new products and designs. A significant element of this strategy is the Company’s in-house design and development teams that create new products, packaging and merchandising concepts.
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
EQUITY INVESTMENTS

The Company owns 24.7% interest in Grupo Vasconia S.A.B (“Vasconia”), an integrated manufacturer of aluminum products and a housewares company in Mexico. Shares of Vasconia's capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange. The Quotation Key is VASCONI. The Company accounts for its investment in Vasconia using the equity method of accounting and records its proportionate share of Vasconia’s net income in the Company's consolidated statements of operations. Accordingly, the Company has recorded its proportionate share of Vasconia's net income (reduced for amortization expense related to the customer relationships acquired) for the years ended December 31, 2023, 2022, and 2021 in the accompanying consolidated statements of operations. Pursuant to a Shares Subscription Agreement, the Company may designate four persons to be nominated as members of Vasconia’s Board of Directors. As of December 31, 2023, Vasconia's Board of Directors was comprised of 11 members of whom the Company had no designated members.
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
The Company recorded equity in (losses) earnings of Vasconia, net of taxes, of $(5.8) million, $(3.3) million and $1.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.
During the years ended December 31, 2023 and December 31, 2022, equity in losses included non-cash impairment charges of $6.8 million and $6.2 million, respectively, to reduce the carrying value of the Company’s investment in Vasconia to its fair value. The decline in the fair value was determined to be other than temporary due to the decline in the quoted stock price, the continued decline in the operating results of Vasconia and the downgrade in Vasconia’s debt rating.
SEASONALITY
The Company’s business and working capital needs are seasonal, with a majority of sales occurring in the third and fourth quarters. In 2023, 2022 and 2021, net sales for the third and fourth quarters accounted for 57%, 54% and 56% of total annual net sales, respectively. The current market conditions and shifts in both consumer and retailer purchasing patterns has impacted the seasonality of the Company's net sales compared to historical trend. In anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period.
Consistent with the seasonality of the Company’s net sales and inventory levels, the Company also experiences seasonality in its inventory turnover and turnover days from one quarter to the next.
RESTRUCTURING
During the year ended December 31, 2023, the Company incurred $0.8 million of restructuring expense in connection with the termination of the Company’s Executive Chairman as described below.
In 2022, the Company’s international segment incurred $0.4 million of restructuring expenses related to severance associated with the reorganization of the International segment’s workforce. The reorganization was the result of the Company’s efforts to realign the management and operating structure of the European business in response to changing market conditions.
In 2022, the Company’s U.S. segment incurred $0.4 million of restructuring expense in connection with the reorganization of the U.S. segment’s sales management structure. The payment was made in 2023.
In 2022, the Company incurred $0.6 million of unallocated expense related to the termination payment with its Executive Chairman, Jeffrey Siegel. On November 1, 2022, the Company entered into a transition agreement with Jeffrey Siegel, which terminated his employment with the Company, effective March 31, 2023. The transition agreement amended Mr. Siegel’s employment agreement which was to expire on December 31, 2022. The employment agreement provided for a one-time payment, which was paid on April 7, 2023. The one-time payment of $1.4 million, was recognized over the remaining employment period with $0.6 million recognized in the fourth quarter of 2023 and the remaining $0.8 million recognized in 2023.
RECENT DEVELOPMENTS
The global economy has experienced relatively high inflation in 2023, which has in part been caused by supply chain disruptions and higher consumer spending. The rise in inflation contributed to higher prices, increased transportation and labor cost and impacted consumer spending and buying patterns. Retailers responded to the economic challenges by rightsizing inventory levels and further reducing safety stock and weekly supply on hand. Inflation rates started to decrease in the second half of 2023 and retailers’ ordering patterns began to normalize. However, impacts of high interest rates have resulted in higher interest expense on the Company’s outstanding borrowings and may impact consumer spending and buying patterns into 2024. Additionally, the recent attacks on commercial vessels in the Red Sea, may cause supply chain disruptions resulting in shipping delays and an increase in transportation costs. Further, the U.K. economy has been facing unfavorable economic and market conditions, with high inflation and low consumer confidence due to uncertain geopolitical and economic outlooks. The Company has been adversely impacted by these trends in 2022 and 2023 and expects that these trends have continued in 2024.

EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLES
Adopted accounting pronouncements
Effective January 1, 2023, the Company adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments. This guidance introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses, to include historical experience, current conditions and reasonable and supportable forecasts. The Company adopted this guidance on a modified retrospective basis and the adoption did not have a material impact on the Company’s consolidated financial statements.
New accounting pronouncements
Updates not listed below were assessed and either determined to not be applicable or are expected to have a minimal effect on the Company’s financial position, results of operations, and disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures: which enhances the disclosures required for operating segments in the Company’s annual and interim consolidated financial statements. The new guidance is effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. Early adoption is permitted. Management is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures: This guidance is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. Early adoption is permitted. The new guidance is effective for public business entities for annual periods beginning after December 15, 2024 on a prospective basis. Retrospective application is permitted. Management is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.
RESULTS OF OPERATIONS
The results of operations below focuses on the results of the year ended December 31, 2023 compared to the year ended December 31, 2022. For a discussion of 2022 compared to 2021 refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations”, in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
The following table sets forth statement of operations data of the Company as a percentage of net sales for the periods indicated below.

	Year Ended December 31,
	2023	2022	2021
Net sales	100.0%	100.0%	100.0%
Cost of sales	62.9	64.2	64.8
Gross margin	37.1	35.8	35.2
Distribution expenses	10.1	10.3	9.4
Selling, general and administrative expenses	22.2	21.3	18.1
Intangible asset impairments	—	—	1.7
Restructuring expenses	0.1	0.2	—
Wallace facility remediation expense	—	0.7	0.1
Income from operations	4.7	3.3	5.9
Interest expense	(3.2)	(2.4)	(1.8)
Mark to market (loss) gain on interest rate derivatives	(0.1)	0.3	0.1
Gain on extinguishments of debt, net	0.1	—	—
Income before income taxes and equity in (losses) earnings	1.5	1.2	4.2
Income tax provision	(0.9)	(0.8)	(1.9)
Equity in (losses) earnings, net of taxes	(1.8)	(1.2)	0.1
Net (loss) income	(1.2)%	(0.8)%	2.4%

MANAGEMENT’S DISCUSSION AND ANALYSIS
2023 COMPARED TO 2022
Net Sales
Net sales for the year ended December 31, 2023 were $686.7 million, a decrease of $41.0 million, or 5.6%, compared to net sales of $727.7 million in 2022. In constant currency, a non-GAAP financial measure, which excludes the impact of foreign exchange fluctuations and was determined by applying 2023 average rates to 2022 local currency amounts, net sales decreased $41.0 million, or 5.6%, as compared to consolidated net sales in the corresponding period in 2022.
Net sales for the U.S. segment in 2023 were $633.1 million, a decrease of $36.1 million, or 5.4%, compared to net sales of $669.2 million in 2022.
Net sales for the U.S. segment’s Kitchenware product category in 2023 were $386.7 million, a decrease of $16.2 million, or 4.0%, compared to net sales of $402.9 million in 2022. The net sales decrease in the U.S. segment’s Kitchenware product category was driven by lower sales for kitchen tools and gadgets, cutlery and board, and bakeware products. The decrease was attributable to, generally, lower sales in the first half of 2023 due to retail inventory rightsizing, which began in the second quarter of 2022, warehouse programs not repeated in 2023 and a specialty retailer that closed its stores in early 2023. Notwithstanding the decline and the repositioning, in addition, the decrease was partially offset by higher sales in the second half of 2023 as retailers' ordering patterns normalized most notably in the off-price and e-commerce channel.
Net sales for the U.S. segment’s Tableware product category in 2023 were $138.3 million, a decrease of $10.5 million, or 7.1%, compared to net sales of $148.8 million for 2022. The decrease was attributable to, generally, lower sales in the first half of 2023 due to retail inventory rightsizing, which began in the second quarter of 2022, warehouse programs not repeated in 2023, and a specialty retailer that closed its stores in early 2023. This was partially offset by higher sales to off-price retailers.
Net sales for the U.S. segment’s Home Solutions products category in 2023 were $108.1 million, a decrease of $9.4 million, or 8.0%, compared to net sales of $117.5 million in 2022. The decrease was due to lower hydration product sales primarily through the corporate sales channel.
Net sales for the International segment in 2023 were $53.6 million, a decrease of $4.9 million, or 8.4%, compared to net sales of $58.5 million for 2022. In constant currency, a non-GAAP financial measure, which excludes the impact of foreign exchange fluctuations and was determined by applying 2023 average exchange rates to 2022 local currency amounts, net sales decreased approximately 8.5%. The decrease was due to generally weak demand in European channels caused by macroeconomic factors.
Gross margin
Gross margin for 2023 was $254.6 million, or 37.1%, compared to $260.3 million, or 35.8%, for the corresponding period in 2022.
Gross margin for the U.S. segment was $236.5 million, or 37.4%, for 2023, compared to $241.1 million, or 36.0%, for 2022. The decrease in gross margin dollars was due to lower sales. However, it was largely offset by a significant improvement in gross margin percentage due to lower inbound freight rates and favorable product mix.
Gross margin for the International segment was $18.1 million, or 33.8%, for 2023, compared to $19.2 million, or 32.8%, for 2022. The decrease in gross margin dollars was due to lower sales. However, this was partially offset by an increase in gross margin percentage was attributable to lower product costs and inbound freight rates.
Distribution expenses
Distribution expenses were $69.2 million for the 2023 period as compared to $74.9 million for the 2022 period. Distribution expenses as a percentage of net sales were 10.1% and 10.3% in 2023 and 2022.
Distribution expenses as a percentage of net sales for the U.S. segment were approximately 8.8% in 2023 and 9.1% in 2022. Distribution expenses in 2023 and 2022 include $0.6 million and $0.1 million, respectively, for redesign costs related to the Company’s U.S. warehouses. As a percentage of sales shipped from the Company’s warehouses, excluding warehouse redesign expenses, distribution expenses were 9.4% and 10.1% for 2023 and 2022. The decrease in the expenses as a percentage of sales was a result of lower storage expenses, improved labor management efficiencies resulting in a decrease of employee expenses, and pallet expenses, partially offset by higher labor rates and real estate taxes.

Distribution expenses as a percentage of net sales for the International segment were approximately 25.0% in 2023 and 23.8% in 2022, respectively. Distribution expenses in 2022 include $0.5 million for the Company’s relocation costs for its new warehouse distribution facility in the Netherlands. As a percentage of sales shipped from the Company’s warehouses, excluding the relocation expenses, distribution expenses, were 22.3% and 21.5% for 2023 and 2022, respectively. The increase in the expense as a percentage of sales was primarily attributed to lower shipment volume resulting in an unfavorable impact on fixed expenses.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses for 2023 were $152.6 million, a decrease of $1.9 million, or 1.2%, as compared to $154.5 million for 2022.
SG&A expenses for 2023 for the U.S. segment were $117.4 million, a decrease of $0.8 million, or 0.7%, compared to $118.2 million for 2022. As a percentage of net sales, SG&A expenses were 18.5% for 2023, compared to 17.7% for 2022. The decrease in the expenses was attributable to cost incurred in the prior year for integration costs related to the S’well acquisition and financing fees on receivables sold to HSBC. This was partially offset by higher incentive compensation expenses and the provision for doubtful accounts primarily related to significant declines in financial condition of a customer. The increase in selling, general and administrative expense as a percentage of net sales is due to the unfavorable impact of fixed costs on lower sales volume.
SG&A expenses for 2023 for the International segment were $15.7 million, a decrease of $1.3 million, or 7.6%, compared to $17.0 million for 2022. As a percentage of net sales, SG&A expenses was 29.3% for 2023, compared to 29.1% for 2022. The International segment expenses decreased primarily due to lower foreign currency exchange losses.
Unallocated corporate expenses for 2023 were $19.5 million, compared to $19.3 million for 2022. The increase was driven by higher incentive compensation expense, partially offset by lower salary costs, as a result of the elimination of the Executive chairman role as of March 31, 2023 and lower stock compensation expense.
Restructuring expenses
During the year ended December 31, 2023, the Company incurred $0.8 million of restructuring expense in connection with the termination of the Company’s Executive Chairman as described below.
In 2022, the Company’s international segment incurred $0.4 million of restructuring expenses related to severance associated with the reorganization of the International segment’s workforce. The reorganization was the result of the Company’s efforts to realign the management and operating structure of the European business in response to changing market conditions.
In 2022, the Company’s U.S. segment incurred $0.4 million of restructuring expense in connection with the reorganization of the U.S. segment’s sales management structure. The payment was made in 2023.
In 2022, the Company incurred $0.6 million of unallocated expense related to the termination payment with its Executive Chairman, Jeffrey Siegel. On November 1, 2022, the Company entered into a transition agreement with Jeffrey Siegel, which terminated his employment with the Company, effective March 31, 2023. The transition agreement amended Mr. Siegel’s employment agreement which was to expire on December 31, 2022. The employment agreement provided for a one-time payment, which was paid on April 7, 2023. The one-time payment of $1.4 million, was recognized over the remaining employment period with $0.6 million recognized in the fourth quarter of 2022 and the remaining $0.8 million recognized in 2023.
Wallace facility remediation expense
For the period ended December 31, 2022, in connection with the Wallace EPA Matter (as described in NOTE 14 — COMMITMENTS AND CONTINGENCIES, the “Wallace EPA Matter”), the Company recorded an expense of $5.1 million, for the estimated liability for remediation cost related to the Wallace EPA Matter. Refer to NOTE 14 — COMMITMENTS AND CONTINGENCIES for further discussion on this matter.
Interest expense
Interest expense for 2023 was $21.7 million, compared to $17.2 million for 2022. The increase was a result of higher interest rates on outstanding borrowings in the current period, partially offset by lower average outstanding borrowings.

Mark to market (loss) gain on interest rate derivatives
Mark to market loss on interest rate derivatives was $(0.5) million for the year ended December 31, 2023, as compared to a mark to market gain on interest rate derivatives of $2.0 million for the year ended December 31, 2022. The mark to market amount represents the change in the fair value on the Company’s interest rate derivatives that have not been designated as hedging instruments. The decrease was attributable to the change in the fair value at the end of December 31, 2022 due to increases in interest rates. These derivatives were entered into for purposes of locking-in a fixed interest rate on the Company's variable interest rate debt. As of December 31, 2023, the intent of the Company is to hold these derivative contracts until their maturity.
Gain on extinguishments of debt, net
Gain on extinguishments of debt, net was $0.8 million for the year ended December 31, 2023, consisting of a $1.5 million gain in connection with the repurchase of $47.2 million in principal amount of the Term Loan, and $0.7 million of loss recorded on the prepayment of Term Loan principal in connection with Amendment No. 2 to the Term Loan. Refer to NOTE 8 — DEBT for further details of these transactions.
Income tax provision
The income tax provision was $6.2 million in 2023 and $5.7 million in 2022. The Company’s effective tax rate for 2023 was 59.4%, compared to 63.4% for 2022. The effective tax rate in 2023 and 2022 was driven primarily by state and local tax expenses, nondeductible expenses, and foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance.
Equity in (losses) earnings
Equity in losses of Vasconia, net of taxes, was $12.7 million for the year ended December 31, 2023, as compared to equity in losses of Vasconia, net of taxes, of $9.5 million for the year ended December 31, 2022. During the years ended December 31, 2023 and December 31, 2022, equity in losses included non-cash impairment charges of $6.8 million and $6.2 million, respectively, to reduce the carrying value of the Company’s investment in Vasconia to its fair value. The decline in the fair value was determined to be other than temporary due to the decline in the quoted stock price, the continued decline in the operating results of Vasconia and the downgrade in Vasconia’s debt rating.
Vasconia reported loss from operations for 2023 of $10.9 million, as compared to loss of $1.6 million for 2022 and reported net loss of $23.6 million in 2023 and net loss of $13.2 million in 2022. The decrease in income from operations was primarily attributable to decreased operating results in 2023.
The effect of the translation of the Company’s investment, as well as the translation of Vasconia’s balance sheet, resulted in an increase of the investment of $2.0 million during the year ended December 31, 2023 and a decrease of the investment of $0.3 million during the year ended December 31, 2022.
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
As it relates to the goodwill assessment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment testing described in the FASB’s ASU Topic 350, Intangibles – Goodwill and Other. If, after assessing qualitative factors, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative test is unnecessary and the Company’s goodwill is not considered to be impaired. However, if based on the Company’s qualitative assessment it concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or if the Company elects to bypass the qualitative assessment, the Company will proceed with performing the quantitative impairment test.
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
The significant assumptions used under the income approach, or discounted cash flow method, are projected net sales, projected earnings before interest, tax, depreciation and amortization (“EBITDA”) and the cost of capital. Projected net sales and projected EBITDA were determined to be significant assumptions because they are the primary drivers of the projected cash flows in the discounted cash flow fair value model. Cost of capital was also determined to be a significant assumption as it is the discount rate used to calculate the current fair value of those projected cash flows.
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
The Company also evaluates qualitative factors to determine whether or not its indefinite lived intangibles have been impaired and then performs quantitative tests if required. These tests can include the relief from royalty model or other valuation models. The significant assumptions used in the relief from royalty model are future net sales for the related brands, royalty rates and the cost of capital to determine the fair value of the indefinite lived intangibles. Projected net sales for the related brands and royalty rates were determined to be significant assumptions because they are the primary drivers of the projected cash flows in the relief from royalty model. Cost of capital was also determined to be a significant assumption as it is the discount rate used to calculate the current fair value of those projected cash flows.
Goodwill
The Company performed an interim impairment test of the goodwill in the U.S. reporting unit as of September 30, 2023, by comparing its fair value with its carrying value. The analysis was performed by using a discounted cash flow and market multiple method. Based upon the analysis performed, the Company determined that the fair value of the Company's U.S. reporting unit exceeded its carrying value, and therefore goodwill was not impaired. As of September 30, 2023, the fair value of the U.S. reporting unit exceeded the carrying value of goodwill by 4%.
The Company performed its annual impairment assessment of its U.S. reporting unit as of October 1, 2023 by comparing the fair value of the reporting unit with its carrying value. The Company performed the analysis using a discounted cash flow and market multiple method. As of October 1, 2023, the fair value of the U.S. reporting unit exceeded the carrying value of goodwill by 4%.
As of December 31, 2023, the Company assessed the carrying value of goodwill and determined, based on qualitative factors, that no impairment indicators existed for goodwill.
The carrying value of the goodwill for the U.S reporting unit was $33.2 million as of December 31, 2023.

Indefinite-lived trade names
The Company performed an interim quantitative impairment analysis as of September 30, 2023, of its indefinite-lived trade names by comparing the fair value of the indefinite-lived trade names to their respective carrying values. The Company values its indefinite-lived trade names using a relief-from-royalty approach, which assumes the value of the trade name is the discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the trade name and instead licensed the trade name from another company. The Company determined that the fair value of all its indefinite-lived trade names were above their respective carrying values, and therefore its indefinite-lived intangible assets were not impaired. In connection with the interim impairment analysis, the Company determined that one trade name, previously estimated to contribute to cash flows indefinitely, has a definite life. Accordingly, the trade name will be reclassified from indefinite-lived to finite-lived or amortizable intangible assets as of October 1, 2023. The trade name will be amortized over an estimated useful life of 15 years. As of September 30, 2023, the fair value of the Company’s indefinite-lived trade name exceeded the respective carrying value by 7%.
The Company completed the quantitative impairment analysis for its indefinite-lived asset as of October 1, 2023, by comparing the fair value of the indefinite-lived trade name to its respective carrying value using a relief from royalty method. As of October 1, 2023, the fair value of the Company’s indefinite-lived trade name exceeded its respective carrying value by 7%.
As of December 31, 2023, the Company assessed the carrying value of its indefinite-lived trade name and determined based on qualitative factors that no impairment existed.
The carrying value of the Company’s indefinite-lived trade name was $42.0 million as of December 31, 2023.
Long-lived assets
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

LIQUIDITY AND CAPITAL RESOURCES
The Company’s principal sources of funds consists of cash provided by operating activities, borrowings available under its revolving credit facility and from time-to-time working capital reductions. The Company’s primary uses of funds consist of payments of principal and interest on its debt, working capital requirements, capital expenditures and dividends. From time-to-time uses also include acquisitions and repurchases of its common stock.
At December 31, 2023 and 2022, the Company had cash and cash equivalents of $16.2 million and $23.6 million, respectively, and working capital of $224.4 million at December 31, 2023, compared to $270.4 million at December 31, 2022. The current ratio (current assets to current liabilities) was 2.5 to 1.0 at December 31, 2023, compared to 3.1 to 1.0 at December 31, 2022. The decrease in the current ratio was primarily due to lower inventory level compared to the prior year and timing of payments for current obligations.
At December 31, 2023, borrowings under the Company’s ABL Agreement were $60.4 million and $150.0 million was outstanding under the Term Loan. At December 31, 2022, borrowings under the Company’s ABL Agreement were $10.4 million and $245.9 million was outstanding under the Term Loan.
Liquidity as of December 31, 2023 was $133.9 million, consisting of $16.2 million of cash and cash equivalents, $89.4 million of availability under the ABL Agreement, limited by the Term Loan financial covenant, and $28.3 million of available funding under the Receivables Purchase Agreement.
Inventory, a large component of the Company’s working capital, is expected to fluctuate from period to period, with inventory levels higher primarily in the June through October time period. The Company also expects inventory turnover to fluctuate from period to period based on product and customer mix. Certain product categories have lower inventory turnover rates as a result of minimum order quantities from the Company’s vendors or customer replenishment needs. Certain other product categories experience higher inventory turns due to lower minimum order quantities or trending sale demands. For the three months ended December 31, 2023 inventory turnover was 2.5 times, or 145 days, as compared to 2.1 times, or 170 days, for the three months ended December 31, 2022. Inventory turns have improved due to lower inventory levels at December 31, 2023 compared to the prior year.
On February 7, 2024, in connection with the Wallace EPA Matter, the Company provided financial assurance of $5.6 million in the form of a letter of credit. This reduces the availability under the revolving credit facility by the same amount.
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
Indebtedness
On August 26, 2022, the Company entered into Amendment No. 2 (the “Amendment”) to the ABL Agreement among the Company, as a Borrower, certain subsidiaries of the Company, as Borrowers and/or Loan Parties, JPMorgan Chase Bank, N.A., as Administrative Agent and a Lender. The ABL Agreement provides for a senior secured asset-based revolving credit facility in the maximum aggregate principal amount of $200.0 million, which will mature on August 26, 2027.
On November 14, 2023, the Company entered into Amendment No. 2 (the “Term Loan Amendment”) to amend the Loan Agreement, dated as of March 2, 2018, among the Company, as borrower, the other loan parties from time to time party thereto, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (as amended, the “Term Loan”). The Term Loan has a principal amount of $150.0 million, and matures on August 26, 2027.
The Term Loan requires the Company to make quarterly payments of principal each equal to 1.25% of the aggregate principal amount of the Term Loan, commencing on March 31, 2024, with the remaining balance payable on the maturity date. The Term Loan requires the Company to make an annual prepayment of principal, beginning with those for the fiscal year ending December 31, 2024, based upon a percentage of the Company’s excess cash flow, (“Excess Cash Flow”), if any. The percentage applied to the Company’s excess cash flow is based on the Company’s Total Net Leverage Ratio (as defined in the Debt Agreements). When an Excess Cash Flow payment is required, each lender has the option to decline a portion or all of the prepayment amount payable to it. Per the Term Loan, when the Company makes an Excess Cash Flow prepayment, the payment is first applied to satisfy the next eight (8) scheduled future quarterly required payments of the Term Loan in order of maturity and then to the remaining scheduled installments on a pro rata basis.

The maximum borrowing amount under the ABL Agreement may be increased to up to $250.0 million if certain conditions are met. One or more tranches of additional term loans (the “Incremental Term Facilities”) may be added under the Term Loan if certain conditions are met. The Incremental Facilities may not exceed the sum of (i) $50.0 million plus (ii) an unlimited amount so long as, in the case of (ii) only, the Company’s secured net leverage ratio, as defined in and computed on a pro forma basis pursuant to the Term Loan, after giving effect to such increase, is no greater than 3.25 to 1.00, subject to certain limitations and for the period defined pursuant to the Term Loan but not to mature earlier than the maturity date of the then existing term loans.
As of December 31, 2023 and 2022, the total availability under the ABL Agreement were as follows (in thousands):

	December 31, 2023	December 31, 2022
Maximum aggregate principal allowed	$181,919	$189,411
Outstanding borrowings under the ABL Agreement	(60,395)	(10,424)
Standby letters of credit	(2,894)	(2,765)
Total availability under the ABL agreement	$118,630	$176,222
Availability under the ABL Agreement is limited to the lesser of the $200.0 million commitment thereunder and the borrowing base and therefore depends on the valuation of certain current assets comprising the borrowing base. The borrowing capacity under the ABL Agreement will depend, in part, on eligible levels of accounts receivable and inventory that fluctuate regularly. Due to the seasonality of the Company’s business, this mean that it may have greater borrowing availability during the third and fourth quarters of each year. Consequently, the $200.0 million commitment thereunder may not represent actual borrowing capacity. The Company’s borrowing capacity may be further limited by the Term Loan financial covenant of 5.00 to 1.00 maximum Total Net Leverage Ratio. As of December 31, 2023, the availability under the ABL Agreement, limited by the Term Loan financial covenant, was $89.4 million.
The current and non-current portions of the Company’s Term Loan facility included in the consolidated balance sheets are presented as follows (in thousands):

	December 31, 2023	December 31, 2022
Current portion of Term Loan facility:
Term Loan facility payment	$7,500	$—
Estimated unamortized debt issuance costs	(2,758)	—
Total Current portion of Term Loan facility	$4,742	$—

Non-current portion of Term Loan facility:
Term Loan facility, net of current portion	$142,500	$245,911
Estimated unamortized debt issuance costs	(6,666)	(3,054)
Total Non-current portion of Term Loan facility	$135,834	$242,857
As of December 31, 2023, there is no Excess Cash Flow Payment due for 2024.
The Company’s Term Loan facility was reduced to $150.0 million at December 31, 2023 from $245.9 million at December 31, 2022 through the following transactions:
•On June 8, 2023, the Company completed the repurchase of $47.2 million in principal amount of the Term Loan, for $95 per $100 of principal. The repurchase was executed by way of a reverse Dutch auction, pursuant to and in accordance with the terms and conditions provided for in the Term Loan. In connection therewith, debt issuance costs of $0.5 million were written off and fees of $0.4 million were incurred. The gain on the early retirement of the Term Loan was $1.5 million, net of fees and expenses.
•In connection with the Term Loan Amendment, the Company reduced its outstanding principal by a net amount of $48.7 million through a voluntary prepayment of principal (in accordance with the terms of the original Term Loan Agreement), net of the issuance of new proceeds and an extension of a portion of existing Term Loan. In connection with the Term Loan Amendment that Company incurred fees of $9.1 million, which will be amortized over the life of the debt using the effective interest method. The Company recognized a loss of of $0.7 million of unamortized debt issuance costs on the partial extinguishment for the portion of the Term Loan that was repaid.

As of December 31, 2023, the future principal payments of the Term Loan are as follows (in thousands):

2024	$7,500
2025	7,500
2026	7,500
2027	127,500
Total	$150,000
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
Borrowings under the revolving credit facility bear interest, at the Company’s option, at one of the following rates: (i) an alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.5% or one-month Adjusted Term SOFR plus 1.0% as of a specified date in advance of the determination, but in each case not less than 1.0%, plus a margin of 0.25% to 0.5%, or (ii) Adjusted Term SOFR, which is the Term SOFR Rate for the selected 1, 3 or 6 month interest period plus 0.10% (or Euro Interbank Offered Rate “EURIBOR” for borrowings denominated in Euro; or Sterling Overnight Index Average “SONIA” for borrowings denominated in Pounds Sterling), but in each case not less than zero, plus a margin of 1.25% to 1.50%. The respective margins are based upon average quarterly availability, as defined in and computed pursuant to the ABL Agreement. In addition, the Company pays a commitment fee of 0.20% to 0.25% per annum based on the average daily unused portion of the aggregate commitment under the ABL Agreement. The interest rate on outstanding borrowings under the ABL Agreement at December 31, 2023 was between 6.47% and 6.72%. In addition, the Company paid a commitment fee of 0.25% on the unused portion of the ABL Agreement during the year ended December 31, 2023.
The Term Loan facility bears interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of (x) the prime rate, (y) a federal funds and overnight bank funding based rate plus 0.50% or (z) one-month Adjusted Term SOFR, but not less than 1.0% plus 1.0%, plus a margin of 4.5% or (ii) Adjusted Term SOFR (Term SOFR plus the Term SOFR Adjustment) for the applicable interest period, but not less than 1.0%, plus a margin of 5.5%. The interest rate on outstanding borrowings under the Term Loan at December 31, 2023 was 11.0%.
The Debt Agreements provide for customary restrictions and events of default. Restrictions include limitations on additional indebtedness, liens, acquisitions, investments and payment of dividends, among other things. Under the Term Loan, the Total Net Leverage Ratio is not permitted to be greater than 5.00 to 1.00 determined as of the end of each fiscal quarters. Further, the ABL Agreement provides that during any period (a) commencing on the last day of the most recently ended four consecutive fiscal quarters on or prior to the date availability under the ABL Agreement is less than the greater of $20.0 million and 10% of the aggregate commitment under the ABL Agreement at any time and (b) ending on the day after such availability has exceeded the greater of $20.0 million and 10% of the aggregate commitment under the ABL Agreement for 45 consecutive days, the Company is required to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 as of the last day of any period of four consecutive fiscal quarters.
The Company was in compliance with the covenants of the Debt Agreements at December 31, 2023.
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

The following is a reconciliation of net (loss) income as reported to adjusted EBITDA for the years ended December 31, 2023 and 2022 and each fiscal quarter of 2023 and 2022:

	Three Months Ended				Year Ended
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023	December 31, 2023
			(in thousands)
Net (loss) income as reported	$(8,805)	$(6,520)	4,206	$2,707	$(8,412)
Undistributed equity losses, net	2,777	5,863	1,047	2,978	12,665
Income tax (benefit) provision	(1,348)	1,242	3,015	3,313	6,222
Interest expense	5,336	5,528	5,246	5,618	21,728
Depreciation and amortization	4,870	4,925	4,821	4,955	19,571
Mark to market loss (gain) on interest rate derivatives	234	(197)	98	364	499
Stock compensation expense	861	1,011	898	917	3,687
Contingent consideration fair value adjustments	—	(50)	—	(600)	(650)
(Gain) loss on extinguishments of debt, net	—	(1,520)	—	759	(761)
Acquisition related expenses	490	242	186	407	1,325
Restructuring expenses	856	—	—	—	856
Warehouse redesign expenses(1)	194	157	176	51	578
Adjusted EBITDA(2)	$5,465	$10,681	$19,693	$21,469	$57,308
(1) For the year ended December 31, 2023, the warehouse redesign expenses related to the U.S. segment.
(2) Adjusted EBITDA is a non-GAAP financial measure that is defined in the Company’s debt agreements. Adjusted EBITDA is defined as net (loss) income, adjusted to exclude undistributed equity in losses, income tax (benefit) provision, interest expense, depreciation and amortization, mark to market loss (gain) on interest rate derivatives, stock compensation expense, gain (loss) on extinguishments of debt, net, and other items detailed in the table above that are consistent with exclusions permitted by our debt agreements.

	Three Months Ended				Year Ended
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022	December 31, 2022
			(in thousands)
Net income (loss) as reported	$380	$(3,460)	$(6,358)	$3,272	$(6,166)
Undistributed equity (earnings) losses, net	(416)	(334)	8,159	2,058	9,467
Income tax provision (benefit)	1,673	(98)	1,845	2,308	5,728
Interest expense	3,767	3,732	4,581	5,125	17,205
Depreciation and amortization	4,899	5,038	4,598	5,001	19,536
Mark to market (gain) loss on interest rate derivatives	(1,049)	(304)	(637)	19	(1,971)
Stock compensation expense	1,174	1,365	1,026	281	3,846
Acquisition related expenses	1,119	75	109	170	1,473
Restructuring expenses	—	—	—	1,420	1,420
Warehouse relocation and redesign expenses (1)	497	73	59	—	629
S’well integration costs (2)	781	864	250	—	1,895
Wallace facility remediation expense	—	—	5,140	—	5,140
Adjusted EBITDA, before limitation	$12,825	$6,951	$18,772	$19,654	$58,202
Pro forma projected synergies adjustment(3)					3,590
Pro forma adjusted EBITDA, before limitation(5)					61,792
Permitted non-recurring charge limitation (4)					(3,589)
Pro forma Adjusted EBITDA(5)	$12,825	$6,951	$18,772	$19,654	$58,203
(1) For the year ended December 31, 2022, the warehouse relocation and redesign expenses included $0.5 million of expenses related to the International segment and $0.1 million of expenses related to the U.S. segment.
(2) For the year ended December 31, 2022, S’well integration costs included $0.5 million of expenses related to inventory step up adjustment in connection with S’well acquisition.
(3) Pro forma projected synergies represents the projected cost savings of $2.3 million associated with the reorganization of the International segment’s workforce, $0.9 million associated with the Executive Chairman’s cessation of service in such role, and $0.4 million associated with reorganization of the U.S. segment’s sales management structure.
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
Capital expenditures
Capital expenditures for the year ended December 31, 2023 were $2.8 million.
Derivatives
Interest Rate Swap Agreements
The Company’s net total outstanding notional value of interest rate swaps was $25 million at December 31, 2023. These non-designated interest rate swaps were entered into in June 2019 and serve as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings and expire in February 2025.
The Company’s interest rate swaps that were designated as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings expired in March 2023. The Company has no designated interest rate swaps at December 31, 2023.
Foreign Exchange Contracts
The Company is a party from time to time to certain foreign exchange contracts, primarily to offset the earnings impact related to fluctuations in foreign currency exchange rates associated with inventory purchases denominated in foreign currencies. Fluctuations in the value of certain foreign currencies as compared to the USD may positively or negatively affect the Company’s revenues, gross margins, operating expenses, and retained earnings, all of which are expressed in USD. Where the Company deems it prudent, the Company engages in hedging programs using foreign currency forward contracts aimed at limiting the impact of foreign currency exchange rate fluctuations on earnings. The Company purchases foreign currency forward contracts with terms less than 18 months to protect against currency exchange risks associated with the payment of merchandise purchases to foreign suppliers. The Company does not hedge the translation of foreign currency profits into USD, as the Company regards this as an accounting exposure rather than an economic exposure. The aggregate gross notional values of foreign exchange contracts at December 31, 2023 and 2022 was $9.8 million and $6.3 million, respectively.
The Company is exposed to market risks, as well as changes in foreign currency exchange rates, as measured against the USD and each other, and changes to credit risk of derivative counterparties. The Company attempts to minimize these risks by primarily using foreign currency forward contracts and by maintaining counterparty credit limits. These hedging activities provide only limited protection against currency exchange and credit risk. Factors that could influence the effectiveness of the Company’s hedging programs include currency markets and availability of hedging instruments and liquidity of the credit markets. All foreign currency forward contracts that the Company enters into are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure. The Company does not enter into such contracts for speculative purposes and, as of December 31, 2023, the Company does not have any foreign currency forward contract derivatives that are not designated as hedges. These foreign exchange contracts have been designated as hedges in to order to apply hedge accounting.
Dividends
Dividends were declared in 2023 and 2022 as follows:

Dividend per share	Date declared	Date of record	Payment date
$0.0425	March 8, 2022	May 2, 2022	May 16, 2022
$0.0425	June 23, 2022	August 1, 2022	August 15, 2022
$0.0425	August 2, 2022	November 1, 2022	November 15, 2022
$0.0425	November 1, 2022	February 1, 2023	February 15, 2023
$0.0425	March 8, 2023	May 1, 2023	May 15, 2023
$0.0425	June 22, 2023	August 1, 2023	August 15, 2023
$0.0425	August 2, 2023	November 1, 2023	November 15, 2023
$0.0425	November 7, 2023	February 1, 2024	February 15, 2024
On March 8, 2024, the Board of Directors declared a quarterly dividend of $0.0425 per share payable on May 15, 2024 to shareholders of record on May 1, 2024.
Cash provided by operating activities
Net cash provided by operating activities was $56.4 million in 2023, compared to $24.3 million in 2022. The increase from 2023 compared to 2022 was attributable timing of payments for accounts payable and accrued expenses, partially offset by timing of collections related to the Company’s accounts receivable and a reduction in inventory levels.
Cash used in investing activities
Net cash used in investing activities was $2.8 million in 2023, compared to $20.9 million in 2022. The change from 2023 compared to 2022 was attributable to the cash consideration of $18.0 million paid for the acquisition of S’well in 2022.
Cash used in financing activities
Net cash used in financing activities was $61.1 million in 2023 compared to $7.6 million in 2022. The change from 2023 compared to 2022 was attributable to higher repayments of the Term Loan in the 2023 period compared to the 2022 period and financing costs incurred in connection with the Amendment No. 2 to the Term Loan. This was partially offset by higher proceeds from the revolving credit facility in the 2023 and decreased payments for stock repurchases in the 2023 period.
MATERIAL CASH REQUIREMENTS
The Company’s material cash requirements include the following:
Debt
As of December 31, 2023, the Company had an outstanding Term Loan facility, which matures on August 26, 2027, for an aggregate principal amount of $150.0 million, with $7.5 million amounts due within 12 months. Future interest obligations associated with debt and interest rate swaps total $65.1 million, with $19.4 million payable within 12 months. The future interest obligations are estimated by assuming the amounts outstanding under the Company’s debt agreements and the interest rates as of December 31, 2023 remain consistent to the end of the debt agreements. Actual amounts borrowed and interest rates may vary over time.

Leases
The Company has operating leases for corporate offices, distribution facilities, manufacturing plants, and certain vehicles. As of December 31, 2023, the Company had fixed lease payment obligations of $101.7 million, with $19.0 million payable within 12 months.
Royalties
The Company has license agreements that require the payment of minimum royalties on sales of licensed products. As of December 31, 2023, the estimated minimum royalties payable under the noncancellable term of these agreements amounted to $8.3 million, with $8.1 million payable within 12 months.
Post-retirement benefit
The Company assumed retirement benefit obligations, which are paid to certain former executives of a business acquired in 2006. As of December 31, 2023, the estimated discounted obligations under the agreements with the former executives amounted to $5.6 million, with $0.5 million payable within 12 months.
Wallace EPA Matter
In connection with the Wallace EPA Matter, the Company’s estimated remediation liability of $5.6 million is expected to be paid within 12 months. On February 7, 2024, the Company provided financial assurance of $5.6 million in the form of a letter of credit.
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
The Company’s functional currency is the U.S. dollar. The Company has foreign operations through its acquisitions, investments and strategic alliances in the U.K., Mexico, Canada, Hong Kong and China; therefore, the Company is subject to increases and decreases in its investments resulting from the impact of fluctuations in foreign currency exchange rates. Additional transactions exposing the Company to exchange rate risk include sales, certain inventory purchases and operating expenses. Through its subsidiaries, portions of the Company’s cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies. For the year ended December 31, 2023, approximately 8% of the Company’s net sales revenue was in foreign currencies, compared to 8% for the year ended December 31, 2022. These sales were primarily denominated in U.K. pounds, Euros and Canadian dollars. The Company makes most of its inventory purchases from Asia and uses the U.S. dollar for such purchases. In the Company’s consolidated statements of operations, foreign exchange gains and losses are recognized in SG&A expense. A hypothetical 10% change in exchange rates, with the U.S. dollar as the functional and reporting currency, would result in an increase of approximately $1.2 million in SG&A expenses.
The Company is a party from time to time to certain foreign exchange contracts, primarily to offset the earnings impact related to fluctuations in foreign currency exchange rates associated with inventory purchases denominated in foreign currencies. Fluctuations in the value of certain foreign currencies as compared to the USD may positively or negatively affect the Company’s revenues, gross margins, operating expenses, and retained earnings, all of which are expressed in USD. Where the Company deems it prudent, the Company engages in hedging programs using foreign currency forward contracts aimed at limiting the impact of foreign currency exchange rate fluctuations on earnings. The Company purchases foreign currency forward contracts with terms less than 18 months to protect against currency exchange risks associated with the payment of merchandise purchases to foreign suppliers. The Company does not hedge the translation of foreign currency profits into USD, as the Company regards this as an accounting exposure rather than an economic exposure. The aggregate gross notional values of foreign exchange contracts at December 31, 2023 and 2022 was $9.8 million and $6.3 million, respectively.
The Company’s ABL Agreement and Term Loan bear interest at variable rates. The Credit Agreement provides for interest rates linked to one of the SOFR, the Prime Rate or the Federal Funds Rate; therefore, the Company is subject to increases and decreases in interest expense resulting from fluctuations in interest rates. The Company entered into interest rate swap agreements in June 2019, to manage interest rate exposure in connection with its variable interest rate borrowings with an aggregate notional value of $25.0 million at December 31, 2023. As of December 31, 2023, approximately $185.4 million of the Company’s debt carries a variable rate of interest, as compared to $206.3 million at December 31, 2022. The remainder of the debt at December 31, 2023 (approximately $25.0 million) carries a fixed rate of interest through the use of interest rate swaps. A hypothetical and instantaneous 100 basis point increase in the Company’s variable interest rates would increase interest expense by approximately $2.3 million over a twelve month period. The sensitivity analysis above assumes interest rate changes are instantaneous and parallel shifts in the yield curve occur.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 31, 2023, that the Company’s controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2023. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
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
Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 using the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2023 was effective.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Lifetime Brands, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Lifetime Brands, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Lifetime Brands, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 consolidated financial statements of the Company and our report dated March 12, 2024 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Jericho, New York
March 12, 2024

Item 9B. Other Information
Rule 10b5-1 Trading Plans
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2023.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Items 10, 11, 12, 13 and 14
The information required under these items is contained in the Company’s 2024 Proxy Statement, which will be filed with the SEC within 120 days after the close of the Company’s fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)See Financial Statements and Financial Statement Schedule on page F-1.
(b)Exhibits:
Exhibit Index

No.	Description

2.1*
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

3.1*	Second Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

3.2*	Certificate of Amendment of Second Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 10, 2016)

3.3*	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 8, 2016)

4.1*
Description of the Company’s securities registered under Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019)

10.1*	License Agreement dated December 14, 1989 between the Company and Farberware, Inc. (incorporated by reference to the Company’s registration statement No. 33-40154 on Form S-1)(P)

10.2*
Fourth Amended and Restated Employment Agreement, dated as of June 27, 2019, between the Company and Jeffrey Siegel (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 28, 2019)*

10.3*
First Amendment to the Fourth Amended and Restated Employment Agreement, dated as of October 11, 2019, between the Company and Jeffrey Siegel (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed October 15, 2019)*

10.4*
Transition Agreement, dated as of November 1, 2022, by and among the Company and Jeffrey Siegel (incorporated by reference to Exhibit 10.3 to the Company's quarter report on Form 10-Q for the quarter ended September 30, 2022).

10.5*
Letter Agreement Amending and Supplementing Employment Agreement between Lifetime Brands, Inc. and Daniel Siegel, effective April 13, 2020 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020)

10.6*
Lease Agreement, dated as of May 10, 2006, between AG Metropolitan Endo, L.L.C and the Company for the property located at 1000 Stewart Avenue in Garden City, New York (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed May 15, 2006)

10.7*
First Amendment to the Lease Agreement, dated as of September 26, 2006, between AG Metropolitan Endo, L.L.C and the Company for the property located at 1000 Stewart Avenue in Garden City, New York (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

10.8*	Amended and Restated 2000 Long-Term Incentive Plan, dated June 28, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 29, 2018)*

10.9*
Form of Restricted Stock Award Agreement under the Amended and Restated 2000 Long-term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 10, 2015)*

10.10*
Form of Deferred Stock (Performance-Vesting) Award Agreement under the Amended and Restated 2000 Long-term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 10, 2015)*

10.11*	Amended and Restated 2000 Incentive Bonus Compensation Plan, effective as of June 22, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 23, 2017)*

10.12*
Amended and Restated 2000 Long-Term Incentive Plan, effective as of June 25, 2020 (filed as Appendix B to the Registrant's Definitive Proxy Statement on Schedule 14A, filed on April 29, 2020 and incorporated by reference herein)

10.13*
Amended and Restated 2000 Long-Term Incentive Plan, effective as of June 23, 2022 (filed as Appendix B to the Registrant's Definitive Proxy Statement on Schedule 14A, filed on April 28, 2022 and incorporated by reference herein)

10.14*
Amended and Restated Employment Agreement, dated September 10, 2015, between the Company and Laurence Winoker (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 16, 2015)*

10.15*
Amendment to the Amended and Restated Employment Agreement, dated November 8, 2017, between the Company and Laurence Winoker (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)*

10.16*
Letter Agreement Amending and Supplementing Employment Agreement between Lifetime Brands, Inc. and Laurence Winoker, effective April 13, 2020 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020)

10.17*
Third Amendment to the Amended and Restated Employment Agreement, dated as of August 1, 2022, between the Company and Laurence Winoker (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2022)

10.18*
Fourth Amendment to the Amended and Restated Employment Agreement, dated as of March 8, 2023, by and between the Company and Laurence Winoker (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022)

10.19*
Fifth Amendment to the Amended and Restated Employment Agreement, dated as of November 8, 2023, by and between the Company and Laurence Winoker (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023)

10.20*
Shares Subscription Agreement by and among the Company, Ekco, S.A.B. and Mr. José Ramón Elizondo Anaya and Mr. Miguel Ángel Huerta Pando, dated as of June 8, 2007 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed June 11, 2007)

10.21*
Amendment No. 1 dated September 5, 2007 to the Shares Subscription Agreement by and among the Company, Ekco, S.A.B. and Mr. José Ramón Elizondo Anaya and Mr. Miguel Ángel Huerta Pando (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.22*
Amendment No. 2 dated September 25, 2008 to the Shares Subscription Agreement by and among the Company, Ekco, S.A.B. and Mr. José Ramón Elizondo Anaya and Mr. Miguel Ángel Huerta Pando (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.23*
Employment Agreement, dated as of November 8, 2017, between the Company and Daniel Siegel (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)*

10.24*
Amendment to the Employment Agreement, dated as of October 11, 2019, between the Company and Daniel Siegel (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed October 15, 2019)*

10.25*
Letter Agreement Amending and Supplementing Employment Agreement between Lifetime Brands, Inc. and Daniel Siegel, effective April 13, 2020 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020)

10.26*
Second Amendment, dated February 1, 2021, to the Employment Agreement, dated as of November 8, 2017, by and between Lifetime Brands, Inc. and Daniel Siegel (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed February 1, 2021)

10.27*
Third Amendment, dated March 8, 2023, to the Employment Agreement, dated as of November 8, 2017, by and between Lifetime Brands, Inc. and Daniel Siegel (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022)

10.28*
Fourth Amendment to the Employment Agreement, dated as of November 8, 2023, by and between the Company and Daniel Siegel (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023)

10.29*	Form of Amended and Restated Director’s and Officer’s Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 28, 2016)

10.30*
Receivables Purchase Agreement, dated as of September 30, 2016 by and among the Company, as a Seller and as a Seller Agent and initial Servicer, for itself and each of its subsidiaries thereto as a Seller, and HSBC Bank USA, National Association, as Purchaser (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 4, 2016)

10.31*
Lease Agreement (Single Tenant Facility), dated as of February 14, 2017 between Baseline Opportunity LLC and Lifetime Brands Inc. for property located at 1221 North Alder Avenue, Rialto, California (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)

10.32*
Voting Agreement, dated as of December 22, 2017, by and among Taylor Parent, LLC, and Jeffrey Siegel, Ronald Shiftan, Daniel Siegel and Clifford Siegel (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 29, 2017)

10.33*
Employment Agreement, dated as of December 22, 2017, between the Company and Robert B. Kay (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 29, 2017)*

10.34*
Amendment to the Employment Agreement, dated as of October 11, 2019, between the Company and Robert B. Kay (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 15, 2019)*

10.35*
Letter Agreement Amending and Supplementing Employment Agreement between Lifetime Brands, Inc. and Robert B. Kay, effective April 13, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020)

10.36*
Second Amendment, dated February 1, 2021, to the Employment Agreement, dated as of December 22, 2017, by and between Lifetime Brands, Inc. and Robert Kay (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 1, 2021)

10.37*
Third Amendment, dated March 8, 2023, to the Employment Agreement, dated as of December 22, 2017, by and between Lifetime Brands, Inc. and Robert Kay (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022)

10.38*
Stockholders Agreement, dated as of March 2, 2018, between the Company and Taylor Parent, LLC (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed March 6, 2018)

10.39*
Amendment to Stockholders Agreement, dated as of October 11, 2019, between the Company and Taylor Parent, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 15, 2019)

10.40*
Second Amendment, dated October 19, 2023, to that certain Stockholders Agreement, dated as of March 2, 2018, by and between Lifetime Brands, Inc. and Taylor Parent, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 20, 2023)

10.41*
Letter Agreement and Joinder, dated as of November 9, 2018, by and among the Company, Taylor Parent, LLC and Centre Capital Investors V, LP. (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed November 15, 2018)

10.41*
Credit Agreement, dated as of March 2, 2018, by and among the Company, the other Borrowers from time to time party thereto, the other Loan Parties from time to time party thereto, the Lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed March 6, 2018)

10.43*
Amendment No. 1, dated as of December 28, 2021, by and among the Company, the other Loan Parties party thereto (as defined therein), and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.01 to the Company's Current Report on Form 8-K filed December 29, 2021)

10.44*
Amendment No. 2, dated as of August 26, 2022, by and among the Company, the other Loan Parties party thereto (as defined therein), and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.01 to the Company's Current Report on Form 8-K filed August 29, 2022)

10.45*
Loan Agreement, dated as of March 2, 2018, by and among the Company, the other Loan Parties from time to time party thereto, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Golub Capital LLC, as Syndication Agent. (incorporated by reference to Exhibit 10.03 to the Company’s Current Report on Form 8-K filed March 6, 2018)

10.46*
Amendment No. 1, dated as of December 29, 2022, by and among the Company, the other Loan Parties from time to time party thereto, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Golub Capital LLC, as Syndication Agent. (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed January 3, 2023)

10.47*
Amendment No. 2, dated as of November 14, 2023, by and among the Company, the other Loan Parties party thereto (as defined therein), and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 15, 2023)

10.48*
Amendment No.1 to the Receivables Purchase Agreement, dated as of October 9, 2020 by and among the Company, as a Seller and as a Seller Agent and initial Servicer, for itself and each of its subsidiaries thereto as a Seller, and HSBC Bank USA, National Association, as Purchaser (incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020)

10.49*
Amendment No.2 to the Receivables Purchase Agreement, dated as of January 6, 2023 by and among the Company, as a Seller and as a Seller Agent and initial Servicer, for itself and each of its subsidiaries thereto as a Seller, and HSBC Bank USA, National Association, as Purchaser (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022)

10.50*
Amendment No.3 to the Receivables Purchase Agreement, dated as of December 21, 2023 by and among the Company, as a Seller and as a Seller Agent and initial Servicer, for itself and each of its subsidiaries thereto as a Seller, and HSBC Bank USA, National Association, as Purchaser

10.51*
Amendment No.4 to the Receivables Purchase Agreement, dated as of February 23, 2024 by and among the Company, as a Seller and as a Seller Agent and initial Servicer, for itself and each of its subsidiaries thereto as a Seller, and HSBC Bank USA, National Association, as Purchaser

10.52*
Amendment to Option Grant Certificates, dated as of March 8, 2023 by and among the Company and Jeffrey Siegel (incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022)

21.1*	Subsidiaries of the Company

23.1*	Consent of Ernst & Young LLP

23.2*	Consent of Castillo Miranda Y Compania, S.C.

31.1*
Certification by Robert B. Kay, Chief Executive Officer and Director, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*
Certification by Laurence Winoker, Executive Vice President – Finance, Treasurer and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**
Certification by Robert B. Kay, Chief Executive Officer and Director, and Laurence Winoker, Executive Vice President – Finance, Treasurer and Chief Financial Officer, pursuant to 18 U.S.C. Section  1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (**)

97.1*	Compensation Recoupment Policy of Lifetime Brands, Inc.

99.1*	Report of Independent Registered Accounting Firm on the consolidated financial statements of Grupo Vasconia, S.A.B. (formerly Ekco, S.A.B.)

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL
Notes to exhibits:
(*) Filed herewith.
(**) Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lifetime Brands, Inc.

/s/ Robert B. Kay
Robert B. Kay
Chief Executive Officer and Director
Date: March 12, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert B. Kay	Chief Executive Officer and Director	March 12, 2024
Robert B. Kay	(Principal Executive Officer)

/s/ Laurence Winoker	Executive Vice President	March 12, 2024
Laurence Winoker	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Jeffrey Siegel	Chairman of the Board of Directors	March 12, 2024
Jeffrey Siegel

/s/ Rachael Jarosh	Director	March 12, 2024
Rachael Jarosh

/s/ Cherrie Nanninga	Director	March 12, 2024
Cherrie Nanninga

/s/ Craig Phillips	Director	March 12, 2024
Craig Phillips

/s/ Veronique Gabai-Pinsky	Director	March 12, 2024
Veronique Gabai-Pinsky

/s/ Bruce Pollack	Director	March 12, 2024
Bruce Pollack

/s/ Michael J. Regan	Director	March 12, 2024
Michael J. Regan

/s/ Michael Schnabel	Director	March 12, 2024
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Lifetime Brands, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lifetime Brands, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, based on our audits and the report of other auditors, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We did not audit the financial statements of Grupo Vasconia, S.A.B. and Subsidiaries, a corporation in which the Company has a 24.7% interest. In the consolidated financial statements, the Company’s investment in Grupo Vasconia, S.A.B. and Subsidiaries is stated at $1.8 million and $12.5 million as of December 31, 2023 and 2022, respectively, and the Company’s equity in (losses) earnings of Grupo Vasconia, S.A.B. and Subsidiaries is stated at $(5.8) million in 2023, $(3.3) million in 2022 and $1.8 million in 2021. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Grupo Vasconia, S.A.B. and Subsidiaries, is based solely on the report of the other auditors.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 12, 2024 expressed an unqualified opinion thereon.
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

Estimation of Variable Consideration

Description of the Matter
For the year ended December 31, 2023, the Company reported net sales of $686.7 million. As described in Note 2 to the consolidated financial statements, the Company offers various sales incentives and promotional programs to its customers in the normal course of business. These sales incentives and promotions represent variable consideration and are reflected as reductions in net sales in the Company’s consolidated statements of operations. While many of the sales incentives and promotions are contractually agreed upon with the Company’s customers, certain of the sales incentives and promotions are non-contractual and require the Company to estimate the amount of variable consideration based on historical experience and other known factors or as the most likely amount in a range of possible outcomes.

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

Valuation of Goodwill and Trade Names

Description of the Matter
At December 31, 2023, the Company’s intangible assets include goodwill in the U.S. reporting unit with a carrying value of $33.2 million and an indefinite-lived trade name in the U.S. reportable segment with a carrying value of $42.0 million. As discussed in Note 7 of the consolidated financial statements, the Company tests goodwill and its indefinite-lived trade name for impairment at least annually, or more frequently when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. An impairment loss is recognized when the fair value of goodwill or the indefinite-lived trade name is less than its carrying amount.

Auditing management’s annual goodwill and indefinite-lived trade name impairment tests was complex as valuation of the reporting unit and indefinite-lived trade name involves considerable management judgment and estimation. For goodwill, the Company estimated the fair value of the reporting unit using a combination of the discounted cash flow method, a form of the income approach, and the guideline public company method, a form of the market approach. The discounted cash flow method is largely dependent upon estimates made by management with respect to significant assumptions, including projected net sales, projected earnings before interest, tax, depreciation and amortization (“EBITDA”), and the cost of capital. For the indefinite-lived trade name, significant assumptions used in management’s fair value analysis included future net sales for the related brand, the royalty rate, and the cost of capital. These assumptions are forward-looking. Changes in market, industry and company-specific conditions could materially impact the determination of the fair value of the asset and the measurement of the impairment.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s valuation of goodwill and indefinite-lived trade name. This included testing management’s review controls relating to the Company’s valuation models and significant assumptions, described above.

As part of our audit, we assessed the methodologies and significant assumptions used for the purposes of performing the impairment tests, among other procedures. We evaluated our historical experience with management’s effort in producing accurate projections of revenue growth and profitability by comparing its historical projections to the Company’s actual performance. We tested the significant assumptions discussed above, as well as the completeness and accuracy of the underlying data used in the valuations. We assessed the appropriateness of the Company’s projections by comparing them to general and sector-specific market expectations. We engaged our valuation specialists to assess the reasonableness of the cost of capital, the valuation models and significant assumptions used in the valuation of the U.S. reporting unit as well as the indefinite-lived trade name. In order to reflect the uncertainty inherent in the projections, we inspected the sensitivity analyses performed by the Company and performed our own sensitivity analyses by increasing or decreasing the significant assumptions and evaluated the potential outcome for the U.S. reporting unit and the indefinite-lived trade name in the U.S. reportable segment. In addition, we tested the reconciliation of the fair value of the reporting units developed by management to the stock market capitalization of the Company as of the valuation date and evaluated the implied control premium for reasonableness.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1984.
Jericho, New York
March 12, 2024

LIFETIME BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands - except share data)

	December 31,
	2023	2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$16,189	$23,598
Accounts receivable, less allowances of $15,952 at December 31, 2023 and $14,606 at December 31, 2022	155,180	141,195
Inventory	188,647	222,209
Prepaid expenses and other current assets	16,339	13,254
TOTAL CURRENT ASSETS	376,355	400,256
PROPERTY AND EQUIPMENT, net	16,970	18,022
OPERATING LEASE RIGHT-OF-USE ASSETS	69,756	74,869
INVESTMENTS	1,826	12,516
INTANGIBLE ASSETS, net	199,133	213,887
OTHER ASSETS	3,102	6,338
TOTAL ASSETS	$667,142	$725,888
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturity of term loan	$4,742	$—
Accounts payable	54,154	38,052
Accrued expenses	78,356	77,602
Income taxes payable	641	224
Current portion of operating lease liabilities	14,075	14,028
TOTAL CURRENT LIABILITIES	151,968	129,906
OTHER LONG-TERM LIABILITIES	9,126	14,995
INCOME TAXES PAYABLE, LONG-TERM	1,493	1,591
OPERATING LEASE LIABILITIES	70,009	76,420
DEFERRED INCOME TAXES	7,438	9,607
REVOLVING CREDIT FACILITY	60,395	10,424
TERM LOAN	135,834	242,857
STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value, shares authorized: 100 shares of Series A and 2,000,000 shares of Series B; none issued and outstanding	—	—
Common stock, $0.01 par value, shares authorized: 50,000,000 at December 31, 2023 and 2022; shares issued and outstanding: 21,813,266 at December 31, 2023 and 21,779,799 at December 31, 2022	218	218
Paid-in capital	277,728	274,579
(Accumulated deficit) retained earnings	(13,568)	1,145
Accumulated other comprehensive loss	(33,499)	(35,854)
TOTAL STOCKHOLDERS’ EQUITY	230,879	240,088
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$667,142	$725,888
See Notes to consolidated financial statements.

LIFETIME BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands – except per share data)

	Year Ended December 31,
	2023	2022	2021
Net sales	$686,683	$727,662	$862,924
Cost of sales	432,044	467,346	559,605
Gross margin	254,639	260,316	303,319
Distribution expenses	69,194	74,948	80,772
Selling, general and administrative expenses	152,648	154,545	156,445
Intangible asset impairments	—	—	14,760
Restructuring expenses	856	1,420	—
Wallace facility remediation expense	—	5,140	500
Income from operations	31,941	24,263	50,842
Interest expense	(21,728)	(17,205)	(15,524)
Mark to market (loss) gain on interest rate derivatives	(499)	1,971	1,062
Gain on extinguishments of debt, net	761	—	—
Income before income taxes and equity in (losses) earnings	10,475	9,029	36,380
Income tax provision	(6,222)	(5,728)	(16,541)
Equity in (losses) earnings, net of taxes	(12,665)	(9,467)	962
NET (LOSS) INCOME	$(8,412)	$(6,166)	$20,801
BASIC (LOSS) INCOME PER COMMON SHARE	$(0.40)	$(0.29)	$0.97
DILUTED (LOSS) INCOME PER COMMON SHARE	$(0.40)	$(0.29)	$0.94
See Notes to consolidated financial statements.

LIFETIME BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net (loss) income	$(8,412)	$(6,166)	$20,801
Other comprehensive income (loss), net of tax:
Translation adjustment	3,458	(4,320)	4,094
Net change in cash flow hedges	(1,057)	845	1,203
Effect of retirement benefit obligations	(46)	1,170	326
Other comprehensive income (loss), net of taxes	2,355	(2,305)	5,623
Comprehensive (loss) income	$(6,057)	$(8,471)	$26,424
See Notes to consolidated financial statements.

LIFETIME BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common stock		Paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss
	Shares	Amount				Total
BALANCE AT DECEMBER 31, 2020	21,755	$218	$268,666	$424	$(39,172)	$230,136
Net income	—	—	—	20,801	—	20,801
Other comprehensive income, net of tax	—	—	—	—	5,623	5,623
Performance shares issued to employees	150	1	(1)	—	—	—
Net issuance of restricted shares granted to employees and directors	221	2	(2)	—	—	—
Stock compensation expense	—	—	5,204	—	—	5,204
Net exercise of stock options	106	1	876	—	—	877
Shares effectively repurchased for required employee withholding taxes	(214)	(2)	(3,187)	—	—	(3,189)
Dividends (1)	—	—	—	(3,806)	—	(3,806)
BALANCE AT DECEMBER 31, 2021	22,018	$220	$271,556	$17,419	$(33,549)	$255,646
Net loss	—	—	—	(6,166)	—	(6,166)
Other comprehensive loss, net of tax	—	—	—	—	(2,305)	(2,305)
Performance shares issued to employees	167	2	(2)	—	—	—
Net issuance of restricted shares granted to employees and directors	260	3	(3)	—	—	—
Stock compensation expense	—	—	3,861	—	—	3,861
Net exercise of stock options	25	—	233	—	—	233
Shares effectively repurchased for required employee withholding taxes	(93)	(1)	(1,066)	—	—	(1,067)
Stock repurchase	(597)	(6)	—	(6,314)	—	(6,320)
Dividends (1)	—	—	—	(3,794)	—	(3,794)
BALANCE AT DECEMBER 31, 2022	21,780	$218	$274,579	$1,145	$(35,854)	$240,088
Net loss	—	—	—	(8,412)	—	(8,412)
Other comprehensive income, net of tax	—	—	—	—	2,355	2,355
Performance shares issued to employees	120	1	(1)	—	—	—
Net issuance of restricted shares granted to employees and directors	325	3	(3)	—	—	—
Stock compensation expense	—	—	3,690	—	—	3,690
Shares effectively repurchased for required employee withholding taxes	(92)	(1)	(537)	—	—	(538)
Stock repurchase	(320)	(3)	—	(2,536)	—	(2,539)
Dividends (1)	—	—	—	(3,765)	—	(3,765)
BALANCE AT DECEMBER 31, 2023	21,813	$218	$277,728	$(13,568)	$(33,499)	$230,879
(1)Cash dividend declared per share of common stock, were $0.17, $0.17 and $0.17 in 2021, 2022 and 2023, respectively.
See Notes to consolidated financial statements.

LIFETIME BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
OPERATING ACTIVITIES
Net (loss) income	$(8,412)	$(6,166)	$20,801
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	19,571	19,536	22,520
Intangible asset impairments	—	—	14,760
Amortization of financing costs	1,968	1,809	1,739
Mark to market loss (gain) on interest rate derivatives	499	(1,971)	(1,062)
Non-cash lease adjustment	(1,889)	(1,483)	(1,294)
Provision (recovery) for doubtful accounts	2,116	662	(5)
Deferred income taxes	(2,130)	(3,825)	1,799
Stock compensation expense	3,687	3,846	5,217
Undistributed losses (earnings) from equity investment, net of taxes	12,665	9,467	(807)
Contingent consideration fair value adjustment	(650)	—	—
Gain on extinguishments of debt, net	(761)	—	—
Wallace facility remediation expense	—	5,140	500
Changes in operating assets and liabilities (excluding the effects of business acquisitions)
Accounts receivable	(14,972)	33,889	(5,531)
Inventory	35,428	47,443	(67,501)
Prepaid expenses, other current assets and other assets	(1,833)	(2,447)	2,043
Accounts payable, accrued expenses and other liabilities	10,846	(81,365)	48,079
Income taxes payable	298	(216)	(4,270)
NET CASH PROVIDED BY OPERATING ACTIVITIES	56,431	24,319	36,988
INVESTING ACTIVITIES
Purchases of property and equipment	(2,801)	(2,975)	(3,986)
Proceeds from sale of shares of equity method investment	—	—	3,061
Acquisition	—	(17,956)	(178)
NET CASH USED IN INVESTING ACTIVITIES	(2,801)	(20,931)	(1,103)
FINANCING ACTIVITIES
Proceeds from revolving credit facility	162,391	276,288	103,385
Repayments of revolving credit facility	(113,530)	(265,662)	(130,662)
Proceeds from Term Loan	55,991	—	—
Repayments of Term Loan	(149,540)	(6,216)	(10,478)
Payment of financing costs	(9,537)	(1,021)	—
Payments for finance lease obligations	(27)	(32)	(117)
Payments of tax withholding for stock based compensation	(537)	(1,067)	(3,189)
Proceeds from the exercise of stock options	—	233	877
Payments for stock repurchase	(2,539)	(6,320)	—
Cash dividends paid	(3,734)	(3,820)	(3,843)
NET CASH USED IN FINANCING ACTIVITIES	(61,062)	(7,617)	(44,027)
Effect of foreign exchange on cash	23	(155)	161
DECREASE IN CASH AND CASH EQUIVALENTS	(7,409)	(4,384)	(7,981)
Cash and cash equivalents at beginning of year	23,598	27,982	35,963
CASH AND CASH EQUIVALENTS AT END OF YEAR	$16,189	$23,598	$27,982
See Notes to consolidated financial statements.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

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
Foreign currency gains and losses included within selling, general and administrative expenses were a $0.1 million loss in 2023, a $1.5 million loss in 2022, and a $1.3 million loss in 2021.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
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
Distribution expenses
Distribution expenses consist primarily of warehousing expenses and freight-out expenses. Freight-out expenses were $17.0 million, $17.4 million and $19.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. Handling costs of products sold are included in cost of sales.
Advertising expenses
Advertising expenses are expensed as incurred and are included in selling, general and administrative expenses. Advertising expenses were $7.5 million, $6.8 million and $4.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
Property and equipment
Property and equipment is stated at cost. Equipment under finance leases is recorded at the present value of the total minimum lease payments. Property and equipment, other than leasehold improvements and equipment under finance leases, are depreciated using the straight-line method over the estimated useful lives of the assets. Buildings are depreciated over 30 years, machinery and equipment and computer hardware and software are depreciated over periods ranging from 3 years to 10 years. Leasehold improvements are amortized over the term of the lease or the estimated useful lives of the improvements, whichever is shorter. Equipment under finance

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
leases are amortized over the shorter of the lease term or the assets’ useful lives. Advances paid towards the acquisition of property and equipment and the cost of property and equipment not ready for use before the end of the period are classified as construction in progress.
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
During the years ended December 31, 2023, 2022 and 2021, Wal-Mart Stores, Inc., including Sam’s Club, (“Walmart”), accounted for 21%, 19% and 18% of consolidated net sales, respectively. During the years ended December 31, 2023, 2022 and 2021, sales to Costco Wholesale Corporation (“Costco”) accounted for 11%, 13%, and 12% of consolidated net sales. During the year ended December 31, 2023, 2022 and 2021, Amazon.com Inc., (“Amazon”), accounted for 11%, 11% and 12% of consolidated net sales. Sales to Costco and Amazon are included in the Company’s U.S. and International segments. No other customers accounted for 10% or more of the Company’s sales during these periods.
Fair value measurements
Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, provides enhanced guidance for using fair value to measure assets and liabilities and establishes a common definition of fair value, provides a framework for measuring fair value under U.S. GAAP and expands disclosure requirements about fair value measurements. Fair value measurements included in the Company’s consolidated financial statements relate to the Company’s annual goodwill and other intangible asset impairment tests that use Level 3 unobservable inputs as described in NOTE 7 — GOODWILL AND INTANGIBLE ASSETS and derivatives that use Level 2 observable inputs as described in NOTE 9 — DERIVATIVES.
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
As it relates to the goodwill assessment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment testing described in the FASB’s ASU Topic 350, Intangibles – Goodwill and Other. If, after assessing qualitative factors, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative test is unnecessary and the Company’s goodwill is not considered to be

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
impaired. However, if based on the Company’s qualitative assessment it concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or if the Company elects to bypass the qualitative assessment, the Company will proceed with performing the quantitative impairment test. See NOTE 7 — GOODWILL AND INTANGIBLE ASSETS for further discussion regarding goodwill impairment.
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
Cash-settled performance-based awards represent the right to receive up to 150% of the target number of deferred stock units with payment in cash equivalent to the value of one share of the Company’s common stock. The number of deferred stock units earned will

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
be determined based on the attainment of specified performance goals at the end of the performance period, as determined by the Compensation Committee of the Board of Directors. The cash-settled performance-based awards are subject to the terms and conditions of the Company’s Plan. Compensation expense for cash-settled performance-based awards is recognized over the vesting period and will vary based on remeasurement during the performance period. If achievement of the performance metrics is not probable of achievement during the performance period, compensation expense is reversed. The awards are forfeited if the performance metrics are not achieved as of the end of the performance period. The cash-settled performance-based awards are liability-classified awards and are recorded within accrued expenses and other long-term liabilities in the Company’s consolidated balance sheet. These awards are remeasured to fair value at the end of each reporting period until settlement. The cash-settled performance-based awards vest at the end of a three year period, as determined by the Compensation Committee.
Leases
The Company determines if an arrangement is a lease at the inception of a contract. Operating lease right-of-use (“ROU”) assets are included in operating lease right-of-use assets on the consolidated balance sheets. The current and long-term components of operating lease liabilities are included in the current portion of operating lease liability and operating lease liabilities, respectively, on the consolidated balance sheets. Finance leases are included in property and equipment, net, accrued expenses and other long-term liabilities. The Company’s finance leases are not material to the Company’s consolidated balance sheets.
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
During the year ended December 31, 2023, the Company incurred $0.8 million of restructuring expense in connection with the termination of the Company’s Executive Chairman as described below.
In 2022, the Company’s international segment incurred $0.4 million of restructuring expenses related to severance associated with the reorganization of the International segment’s workforce. The reorganization was the result of the Company’s efforts to realign the management and operating structure of the European business in response to changing market conditions.
In 2022, the Company’s U.S. segment incurred $0.4 million of restructuring expense in connection with the reorganization of the U.S. segment’s sales management structure. The payment was made in 2023.
In 2022, the Company incurred $0.6 million of unallocated expense related to the termination payment with its Executive Chairman, Jeffrey Siegel. On November 1, 2022, the Company entered into a transition agreement with Jeffrey Siegel, which terminated his employment with the Company, effective March 31, 2023. The transition agreement amended Mr. Siegel’s employment agreement which was to expire on December 31, 2022. The employment agreement provided for a one-time payment, which was paid on April 7,

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
2023. The one-time payment of $1.4 million, was recognized over the remaining employment period with $0.6 million recognized in the fourth quarter of 2022 and the remaining $0.8 million recognized in 2023.
Commitments and Contingencies
The Company is subject to various claims and contingencies related to lawsuits, certain taxes and environmental matters, as well as commitments under contractual and other commercial obligations. The Company recognizes liabilities for contingencies and commitments when a loss is probable and estimable.
Adopted accounting pronouncements
Effective January 1, 2023, the Company adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments. This guidance introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses, to include historical experience, current conditions and reasonable and supportable forecasts. The Company adopted this guidance on a modified retrospective basis and the adoption did not have a material impact on the Company’s consolidated financial statements.
New accounting pronouncements
Updates not listed below were assessed and either determined to not be applicable or are expected to have a minimal effect on the Company’s financial position, results of operations, and disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures: which enhances the disclosures required for operating segments in the Company’s annual and interim consolidated financial statements. The new guidance is effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. Early adoption is permitted. Management is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures: This guidance is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. Early adoption is permitted. The new guidance is effective for public business entities for annual periods beginning after December 15, 2024 on a prospective basis. Retrospective application is permitted. Management is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.
NOTE 2 — REVENUE
The Company sells products wholesale, to retailers and distributors, and sells products retail, directly to consumers. Wholesale sales and retail sales are recognized at the point in time the customer obtains control of the products in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products. To indicate the transfer of control, the Company must have a present right to payment, legal title must have passed to the customer, the customer must have the significant risks and rewards of ownership, and where acceptance is not a formality, the customer must have accepted the product or service. The Company’s principal terms of sale are Free on Board ("FOB") Shipping Point, or equivalent, and, as such, the Company primarily transfers control and records revenue for product sales upon shipment. Sales arrangements with delivery terms that are not FOB Shipping Point are not recognized upon shipment and the transfer of control for revenue recognition is evaluated based on the associated shipping terms and customer obligations. Shipping and handling fees that are billed to customers in sales transactions are included in net sales and amounted to $2.7 million, $4.6 million and $3.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.
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
December 31, 2023
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
The following tables present the Company’s net sales disaggregated by segment, product category and geographic region for the years ended December 31, 2023, 2022 and 2021 (in thousands).

	Year Ended December 31,
	2023	2022	2021
		(in thousands)
U.S. segment
Kitchenware	$386,681	$402,869	$487,797
Tableware	138,258	148,775	167,181
Home Solutions	108,140	117,535	115,655
Total U.S. segment	633,079	669,179	770,633

International segment	53,604	58,483	92,291
Total net sales	$686,683	$727,662	$862,924

	Year ended December 31,
	2023	2022	2021
		(in thousands)
United States	$599,146	$640,021	$743,319
United Kingdom	34,959	38,210	54,150
Rest of World	52,578	49,431	65,455
Total net sales	$686,683	$727,662	$862,924
NOTE 3 —ACQUISITION
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
The value of contingent consideration represents the present value of estimated contingent payments of $0.7 million, related to the attainment of certain net sales contribution targets for the year 2024. Acquisition related costs of $0.9 million were recorded within selling, general and administrative expenses in the consolidated statements of operations in 2022.
The purchase price was allocated based on the Company’s final estimate of the fair values of the assets acquired and liabilities assumed at the acquisition date, as follows (in thousands):

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

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
A credit of $(0.7) million is included in Selling, general and administrative expenses for the year ended December 31, 2023 to reflect the decrease in fair value of a contingent consideration obligation acquired by the Company in connection with its acquisition of S’well.
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

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
The components of lease costs for the year ended December 31, 2023, 2022 and 2021 were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Operating lease costs (1):
Fixed lease expense	$16,911	$17,855	$17,860
Variable lease expense	5,432	$4,698	$5,833
Total	$22,343	$22,553	$23,693
(1) Expenses are recorded within distribution expenses and selling, general and administrative expenses.
Supplemental cash flow information for the year ended December 31, 2023, 2022 and 2021 were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$18,800	$19,338	$19,154
Total	$18,800	$19,338	$19,154

	Year Ended December 31,
	2023	2022	2021
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$5,718	$2,540	$1,299
Total	$5,718	$2,540	$1,299
Included in machinery, furniture and equipment as of December 31, 2023 and 2022 is $0.2 million and $0.3 million, respectively, related to assets recorded under finance leases. Included in accumulated depreciation and amortization at December 31, 2023 and December 31, 2022 is $0.1 million and $0.2 million, respectively, related to assets recorded under finance leases.
The aggregate future lease payments for operating leases as of December 31, 2023 were as follows (in thousands):

Operating
2024	$18,971
2025	18,740
2026	18,367
2027	14,236
2028	12,842
Thereafter	18,522
Total lease payments	101,678
Less: Interest	(17,594)
Present value of lease payments	$84,084
Average lease terms and discount rates were as follows:

	December 31, 2023	December 31, 2022
Weighted-average remaining lease term (years)
Operating leases	5.9	6.3
Weighted-average discount rate
Operating leases	6.4%	6.1%

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
NOTE 5 — SALE OF ACCOUNTS RECEIVABLE
To improve its liquidity during seasonally high working capital periods, the Company has an uncommitted Receivables Purchase Agreement with HSBC Bank USA, as Purchaser (the “Receivables Purchase Agreement”). Under the Receivables Purchase Agreement, the Company may offer to sell certain eligible accounts receivables (the “Receivables”) to HSBC Bank USA, which may accept such offer, and purchase the offered Receivables. Under the Receivables Purchase Agreement, following each purchase of Receivables, the outstanding aggregate purchased Receivables shall not exceed $30.0 million. HSBC Bank USA will assume the credit risk of the Receivables purchased; and, the Company will continue to be responsible for all non-credit risk matters. The Company will service the Receivables, and as such servicer, collect and otherwise enforce the Receivables on behalf of HSBC Bank USA. The term of the agreement is for 364 days and automatically extends for annual successive terms unless terminated. Either party may terminate the agreement at any time upon 60 days prior written notice to the other party. The Company did not sell receivables to HSBC during the year ended December 31, 2023. Pursuant to this agreement, the Company sold $141.3 million of Receivables during the year ended December 31, 2022. A charge of $0.8 million related to the sale of the Receivables was included in selling, general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2022. At December 31, 2023 and 2022, zero and $20.2 million, respectively, of receivables sold were outstanding and due to HSBC from customers.
At December 31, 2023, $28.3 million of accounts receivables were available for sale to HSBC, net of applicable charges.
NOTE 6 — EQUITY INVESTMENTS
The Company owns 24.7% of the outstanding capital stock of Vasconia, an integrated manufacturer of aluminum products and a housewares company in Mexico. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange. The Quotation Key is VASCONI. The Company accounts for its investment in Vasconia using the equity method of accounting and records its proportionate share of Vasconia’s net income in the Company’s statement of operations. Accordingly, the Company has recorded its proportionate share of Vasconia’s net income (reduced for amortization expense related to the customer relationships acquired) for the years ended December 31, 2023, 2022 and 2021 in the accompanying consolidated statements of operations.
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
The Company’s equity in earnings, net of tax, for 2023, 2022 and 2021 are as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Vasconia equity in earnings, net of taxes	$(5,831)	$(3,300)	$1,769
Net loss on dilution in Vasconia ownership	—	—	(297)
Net loss on partial sale of Vasconia ownership, net of taxes	—	—	(510)
Impairment on investment in Vasconia	(6,834)	(6,167)	—
Equity in (losses) earnings, net of taxes	$(12,665)	$(9,467)	$962
The value of the Company’s investment balance has been translated from Mexican pesos (“MXN”) to U.S. dollars (“USD”) using the spot rate of MXN 16.96 and MXN 19.47 at December 31, 2023 and 2022, respectively.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
The Company’s proportionate share of Vasconia's net income (loss) has been translated from MXN to USD using the following exchange rates:

	Year Ended December 31,
	2023	2022	2021
Average exchange rate (MXN to USD)	17.06 - 18.66	19.67 - 20.50	20.01 - 20.74
The effect of the translation of the Company’s investment, as well as the translation of Vasconia’s balance sheet, resulted in an increase of the investment of $2.0 million during the year ended December 31, 2023 and a decrease of the investment of $0.3 million during the year ended December 31, 2022. These translation effects are recorded in accumulated other comprehensive loss. The Company received cash dividends of $0.2 million, from Vasconia during the years ended December 31, 2021. There was no cash dividend received during the years ended December 31, 2023 and 2022.
Amounts due to and from Vasconia are recorded in the Company’s consolidated balance sheet within prepaid expenses, other current assets, accrued expenses and accounts payable. As of December 31, 2023 and 2022, these amounts were not material individually or in the aggregate.
Summarized income statement information for the years ended December 31, 2023, 2022 and 2021, as well as summarized balance sheet information as of December 31, 2023 and 2022, for Vasconia, calculated in accordance with U.S. GAAP, in USD and MXN is as follows:

	Year Ended December 31,
	2023		2022		2021
	(in thousands)
	USD	MXN	USD	MXN	USD	MXN
Income Statement
Net sales	$173,104	$3,069,162	$240,910	$4,846,328	$240,186	$4,871,845
Gross profit	35,158	622,451	39,874	802,496	52,574	1,064,557
Loss (income) from operations	(10,944)	(192,551)	(1,596)	(30,323)	15,536	313,156
Net income	(23,591)	(416,505)	(13,207)	(262,251)	7,017	141,972

	December 31,
	2023		2022
	(in thousands)
	USD	MXN	USD	MXN
Balance Sheet
Current assets	$117,382	$1,991,347	$129,449	$2,519,905
Non-current assets	152,708	2,590,649	144,356	2,810,082
Current liabilities	186,134	3,157,716	93,112	1,812,546
Non-current liabilities	13,927	236,269	95,065	1,850,568
The fair value (based on Level 1 inputs using the quoted stock price) of the Company’s investment in Vasconia declined in 2023. As a result of the decline in the quoted stock price, the downgrade in Vasconia’s debt rating, and the continued decline in the operating results of Vasconia, the Company determined the decline in fair value was other than temporary. The Company reduced its investment by $6.8 million as of September 30, 2023 to its fair value, and recognized the non-cash impairment charge within Equity in (losses) earnings, net of taxes, in the consolidated statement of operations. As of December 31, 2023, the fair value of the Company’s investment in Vasconia was $4.3 million. The carrying value of the Company’s investment in Vasconia, after the recorded impairment, was $1.8 million. As of December 31, 2023, there is substantial doubt about Vasconia’s ability to continue as a going concern for twelve months beyond the date of the financial statements. In the event Vasconia does not continue, the Company would be required to reduce its investment in Vasconia and recognize a loss for amounts previously recognized in accumulated other comprehensive loss.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
NOTE 7 — GOODWILL AND INTANGIBLE ASSETS
The Company’s intangible assets consist of the following (in thousands):

	Year Ended December 31,
	2023			2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill(1)	$33,237	$—	$33,237	$33,237	$—	$33,237
Indefinite -lived intangible assets:
Trade names(1)(2)	42,000	—	42,000	49,600	—	49,600
Finite -lived intangible assets:
Licenses	15,847	(12,110)	3,737	15,847	(11,654)	4,193
Trade names (2)(3)	62,493	(23,862)	38,631	54,785	(20,030)	34,755
Customer relationships (3)	143,158	(63,630)	79,528	143,157	(53,586)	89,571
Other (3)	5,872	(3,872)	2,000	5,856	(3,325)	2,531
Total	$302,607	$(103,474)	$199,133	$302,482	$(88,595)	$213,887
(1) The gross and net value at December 31, 2023 and 2022 reflect a reduction of $91.7 million impairment charges on goodwill and $1.0 million charges on indefinite-lived intangible assets.
(2)During 2023, in connection with an interim impairment test completed as of September 30, 2023, the Company determined that one trade name, that was previously estimated to contribute to cash flows indefinitely, has a definite life. Accordingly, the trade name was reclassified from indefinite-lived intangible asset to a finite-lived intangible asset as of October 1, 2023. The trade name is being amortized over an estimated useful life of 15 years.
(3)The gross value and accumulated amortization at December 31, 2023 and 2022 reflect a reduction of $44.1 million and $(29.3) million, respectively, for the net $14.8 million impairment charge on finite-lived intangible assets within the international segment during the period ended December 31, 2021 and a $6.5 million reduction in gross value for previous impairment charges on finite-lived intangible assets within the U.S. segment.
A summary of the activities related to the Company’s intangible assets for the years ended December 31, 2023, 2022 and 2021 consists of the following (in thousands):

	Intangible Assets	Goodwill	Total Intangible Assets and Goodwill
Goodwill and Intangible Assets, December 31, 2020	$213,754	$30,271	$244,025
Foreign currency translation adjustment	(364)	—	(364)
Amortization	(16,223)	—	(16,223)
Impairment of finite-lived intangible assets	(14,760)	—	(14,760)
Goodwill and Intangible Assets, December 31, 2021	182,407	30,271	212,678
Acquisition of goodwill	—	2,966	2,966
Acquisition of trade name	13,000	—	13,000
Foreign currency translation adjustment	(227)	—	(227)
Amortization	(14,530)	—	(14,530)
Goodwill and Intangible Assets, December 31, 2022	180,650	33,237	213,887
Foreign currency translation adjustment	81	—	81
Amortization	(14,835)	—	(14,835)
Goodwill and Intangible Assets, December 31, 2023	$165,896	$33,237	$199,133
The weighted-average amortization periods for the Company’s finite-lived intangible assets as of December 31, 2023 are as follows:

Years
Trade names	15
Licenses	33
Customer relationships	14
Other	10

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Estimated amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

Year ending December 31,
2024	$14,888
2025	14,637
2026	14,288
2027	13,578
2028	13,119
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
The significant assumptions used under the income approach, or discounted cash flow method, are projected net sales, projected earnings before interest, tax, depreciation and amortization (“EBITDA”) and the cost of capital. Projected net sales and projected EBITDA were determined to be significant assumptions because they are the primary drivers of the projected cash flows in the discounted cash flow fair value model. Cost of capital was also determined to be a significant assumption as it is the discount rate used to calculate the current fair value of those projected cash flows.
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
The Company also evaluates qualitative factors to determine whether or not its indefinite lived intangibles have been impaired and then performs quantitative tests if required. These tests can include the relief from royalty model or other valuation models. The significant assumptions used in the relief from royalty model are future net sales for the related brands, royalty rates and the cost of capital to determine the fair value of the indefinite lived intangibles. Projected net sales for the related brands and royalty rates were determined to be significant assumptions because they are the primary drivers of the projected cash flows in the relief from royalty model. Cost of capital was also determined to be a significant assumption as it is the discount rate used to calculate the current fair value of those projected cash flows.
International Reporting Unit
The carrying value of the goodwill for the International reporting unit was zero as of December 31, 2023 and 2022.
U.S. Reporting Unit
The Company performed an interim impairment test of the goodwill in the U.S. reporting unit as of September 30, 2023, by comparing its fair value with its carrying value. The analysis was performed by using a discounted cash flow and market multiple method. Based upon the analysis performed, the Company determined that the fair value of the Company's U.S. reporting unit exceeded its carrying value, and therefore goodwill was not impaired. As of September 30, 2023, the fair value of the U.S. reporting unit exceeded the carrying value of goodwill by 4%.
The Company performed its annual impairment assessment of its U.S. reporting unit as of October 1, 2023 by comparing the fair value of the reporting unit with its carrying value. The Company performed the analysis using a discounted cash flow and market multiple method. As of October 1, 2023, the fair value of the U.S. reporting unit exceeded the carrying value of goodwill by 4%.
Management’s projections used to estimate the cash flows included organic net sales growth and net sales growth through new customer channels as well as continued operating efficiencies in future periods. Changes in any of the significant assumptions used in the valuation of the reporting unit, including projected net sales, projected EBITDA and cost of capital could materially affect the expected cash flows, and such impacts could potentially result in a material non-cash impairment charge.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
As of December 31, 2023, the Company assessed the carrying value of goodwill and determined, based on qualitative factors, that no impairment indicators existed for goodwill.
Annual indefinite-lived trade name impairment test
The Company values its indefinite-lived trade name using a relief-from-royalty approach, which assumes the value of the trade name is the discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the trade name and instead licensed the trade name from another company.
The Company performed an interim quantitative impairment analysis as of September 30, 2023, of its indefinite-lived trade names by comparing the fair value of the indefinite-lived trade names to their respective carrying values. The Company values its indefinite-lived trade names using a relief-from-royalty approach, which assumes the value of the trade name is the discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the trade name and instead licensed the trade name from another company. The Company determined that the fair value of all its indefinite-lived trade names were above their respective carrying values, and therefore its indefinite-lived intangible assets were not impaired. In connection with the interim impairment analysis, the Company determined that one trade name, previously estimated to contribute to cash flows indefinitely, has a definite life. Accordingly, the trade name will be reclassified from indefinite-lived to finite-lived or amortizable intangible assets as of October 1, 2023. The trade name will be amortized over an estimated useful life of 15 years. As of September 30, 2023, the fair value of the Company’s indefinite-lived trade name exceeded the respective carrying value by 7%.
The Company bypassed the optional qualitative impairment analysis for its indefinite-lived trade name asset annual October 1, 2023 impairment test. The Company completed the quantitative impairment analysis by comparing the fair value of the indefinite-lived trade name to its carrying value using a relief from royalty method. As of October 1, 2023, the fair value of the Company’s indefinite-lived trade name exceeded its carrying value by 7%. While the indefinite-lived trade name was not determined to be impaired, if the indefinite-lived trade name does not perform as projected or if market factors utilized in the impairment analysis deteriorate, including an unfavorable change in the weighted average cost of capital, could materially affect the expected cash flows, and such impacts could potentially result in a material non-cash impairment charge.
As of December 31, 2023, the Company assessed the carrying value of its indefinite-lived trade name and determined based on qualitative factors that no impairment existed.
Long-lived assets impairment test
In the fourth quarter of 2023, due to the lower than expected operating results for the International segment as a result of low consumer confidence in the region, impairment indicators were identified for the International asset group. The Company tested the recoverability of the asset group, concluding it was not recoverable and performed an analysis of the fair value of the international long-lived assets. The Company tested the International segment’s long-lived assets for impairment and concluded that the fair value exceeded the carrying value of the long-lived assets, concluding no impairment as of December 31, 2023.
In the fourth quarter of 2022, the Company tested the International segment’s long-lived assets for impairment and concluded that the fair value exceeded the carrying value of the long-lived assets, concluding no impairment as of December 31, 2022.
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
NOTE 8 — DEBT
On August 26, 2022, the Company entered into Amendment No. 2 (the “Amendment”) to the ABL Agreement among the Company, as a Borrower, certain subsidiaries of the Company, as Borrowers and/or Loan Parties, JPMorgan Chase Bank, N.A., as Administrative Agent and a Lender. The ABL Agreement provides for a senior secured asset-based revolving credit facility in the maximum aggregate principal amount of $200.0 million, which will mature on August 26, 2027.
On November 14, 2023, the Company entered into Amendment No. 2 (the “Term Loan Amendment”) to amend the Loan Agreement, dated as of March 2, 2018, among the Company, as borrower, the other loan parties from time to time party thereto, the lenders from

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (as amended, the “Term Loan”). The Term Loan has a principal amount of $150.0 million, and matures on August 26, 2027.
The Term Loan requires the Company to make quarterly payments of principal each equal to 1.25% of the aggregate principal amount of the Term Loan, commencing on March 31, 2024, with the remaining balance payable on the maturity date. The Term Loan requires the Company to make an annual prepayment of principal, beginning with those for the fiscal year ending December 31, 2024, based upon a percentage of the Company’s excess cash flow, (“Excess Cash Flow”), if any. The percentage applied to the Company’s excess cash flow is based on the Company’s Total Net Leverage Ratio (as defined in the Debt Agreements). When an Excess Cash Flow payment is required, each lender has the option to decline a portion or all of the prepayment amount payable to it. Per the Term Loan, when the Company makes an Excess Cash Flow prepayment, the payment is first applied to satisfy the next eight (8) scheduled future quarterly required payments of the Term Loan in order of maturity and then to the remaining scheduled installments on a pro rata basis.
The maximum borrowing amount under the ABL Agreement may be increased to up to $250.0 million if certain conditions are met. One or more tranches of additional term loans (the “Incremental Term Facilities”) may be added under the Term Loan if certain conditions are met. The Incremental Facilities may not exceed the sum of (i) $50.0 million plus (ii) an unlimited amount so long as, in the case of (ii) only, the Company’s secured net leverage ratio, as defined in and computed on a pro forma basis pursuant to the Term Loan, after giving effect to such increase, is no greater than 3.25 to 1.00, subject to certain limitations and for the period defined pursuant to the Term Loan but not to mature earlier than the maturity date of the then existing term loans.
As of December 31, 2023 and 2022, the total availability under the ABL Agreement were as follows (in thousands):

	December 31, 2023	December 31, 2022
Maximum aggregate principal allowed	$181,919	$189,411
Outstanding borrowings under the ABL Agreement	(60,395)	(10,424)
Standby letters of credit	(2,894)	(2,765)
Total availability under the ABL Agreement	$118,630	$176,222
Availability under the ABL Agreement is limited to the lesser of the $200.0 million commitment thereunder and the borrowing base and therefore depends on the valuation of certain current assets comprising the borrowing base. The borrowing capacity under the ABL Agreement will depend, in part, on eligible levels of accounts receivable and inventory that fluctuate regularly. Due to the seasonality of the Company’s business, this mean that it may have greater borrowing availability during the third and fourth quarters of each year. Consequently, the $200.0 million commitment thereunder may not represent actual borrowing capacity. The Company’s borrowing capacity may be further limited by the Term Loan financial covenant of 5.00 to 1.00 maximum Total Net Leverage Ratio. As of December 31, 2023, the availability under the ABL Agreement, limited by the Term Loan financial covenant, was $89.4 million.
The current and non-current portions of the Company’s Term Loan facility included in the consolidated balance sheets are presented as follows (in thousands):

	December 31, 2023	December 31, 2022
Current portion of Term Loan facility:
Term Loan facility payment	$7,500	$—
Estimated unamortized debt issuance costs	(2,758)	—
Total Current portion of Term Loan facility	$4,742	$—

Non-current portion of Term Loan facility:
Term Loan facility, net of current portion	$142,500	$245,911
Estimated unamortized debt issuance costs	(6,666)	(3,054)
Total Non-current portion of Term Loan facility	$135,834	$242,857
As of December 31, 2023, there is no Excess Cash Flow Payment due for 2024.
The Company’s Term Loan facility was reduced to $150.0 million at December 31, 2023 from $245.9 million at December 31, 2022 through the following transactions:

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
•On June 8, 2023, the Company completed the repurchase of $47.2 million in principal amount of the Term Loan, for $95 per $100 of principal. The repurchase was executed by way of a reverse Dutch auction, pursuant to and in accordance with the terms and conditions provided for in the Term Loan. In connection therewith, debt issuance costs of $0.5 million were written off and fees of $0.4 million were incurred. The gain on the early retirement of the Term Loan was $1.5 million, net of fees and expenses.
•In connection with the Term Loan Amendment, the Company reduced its outstanding principal by a net amount of $48.7 million through a voluntary prepayment of principal (in accordance with the terms of the original Term Loan Agreement), net of the issuance of new proceeds and an extension of a portion of existing Term Loan. In connection with the Term Loan Amendment that Company incurred fees of $9.1 million, which will be amortized over the life of the debt using the effective interest method. The Company recognized a loss of of $0.7 million of unamortized debt issuance costs on the partial extinguishment for the portion of the Term Loan that was repaid.
As of December 31, 2023, the future principal payments of the Term Loan are as follows (in thousands):

2024	$7,500
2025	7,500
2026	7,500
2027	127,500
Total	$150,000
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
Borrowings under the revolving credit facility bear interest, at the Company’s option, at one of the following rates: (i) an alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.5% or one-month Adjusted Term SOFR plus 1.0% as of a specified date in advance of the determination, but in each case not less than 1.0%, plus a margin of 0.25% to 0.5%, or (ii) Adjusted Term SOFR, which is the Term SOFR Rate for the selected 1, 3 or 6 month interest period plus 0.10% (or Euro Interbank Offered Rate “EURIBOR” for borrowings denominated in Euro; or Sterling Overnight Index Average “SONIA” for borrowings denominated in Pounds Sterling), but in each case not less than zero, plus a margin of 1.25% to 1.5%. The respective margins are based upon average quarterly availability, as defined in and computed pursuant to the ABL Agreement. In addition, the Company pays a commitment fee of 0.20% to 0.25% per annum based on the average daily unused portion of the aggregate commitment under the ABL Agreement. The interest rate on outstanding borrowings under the ABL Agreement at December 31, 2023 was between 6.47% and 6.72%. In addition, the Company paid a commitment fee of 0.25% on the unused portion of the ABL Agreement during the year ended December 31, 2023.
The Term Loan facility bears interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of (x) the prime rate, (y) a federal funds and overnight bank funding based rate plus 0.50% or (z) one-month Adjusted Term SOFR, but not less than 1.0%, plus 1.0%, plus a margin of 4.5% or (ii) Adjusted Term SOFR (Term SOFR plus the Term SOFR Adjustment) for the applicable interest period, but not less than 1.0%, plus a margin of 5.5%. The interest rate on outstanding borrowings under the Term Loan at December 31, 2023 was 11.0%.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
The Debt Agreements provide for customary restrictions and events of default. Restrictions include limitations on additional indebtedness, liens, acquisitions, investments and payment of dividends, among other things. Under the Term Loan, the Total Net Leverage Ratio is not permitted to be greater than 5.00 to 1.00 determined as of the end of each fiscal quarters. Further, the ABL Agreement provides that during any period (a) commencing on the last day of the most recently ended four consecutive fiscal quarters on or prior to the date availability under the ABL Agreement is less than the greater of $20.0 million and 10% of the aggregate commitment under the ABL Agreement at any time and (b) ending on the day after such availability has exceeded the greater of $20.0 million and 10% of the aggregate commitment under the ABL Agreement for 45 consecutive days, the Company is required to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 as of the last day of any period of four consecutive fiscal quarters.
The Company was in compliance with the covenants of the Debt Agreements at December 31, 2023.
Other Credit Agreements
A subsidiary of the Company holds a credit facility (“HSBC Facility”) with HSBC Bank (China) Company Limited, Shanghai Branch (“HSBC”) for up to $10.0 million Chinese renminbi ($1.4 million). The HSBC Facility is subject to annual renewal and may be used to fund general working capital needs of the Company’s subsidiary, which is a trading company in China. Borrowings under the HSBC Facility were guaranteed by the Company and were granted at the sole discretion of HSBC. No borrowings were outstanding under the HSBC Facility at December 31, 2023 and 2022.
NOTE 9 — DERIVATIVES
Interest Rate Swap Agreements
The Company’s net total outstanding notional value of interest rate swaps was $25.0 million at December 31, 2023. These non-designated interest rate swaps were entered into in June 2019 and serve as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings and expire in February 2025.
The Company’s interest rate swaps that were designated as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings expired in March 2023. The Company has no designated interest rate swaps at December 31, 2023.
Foreign Exchange Contracts
The Company is a party from time to time to certain foreign exchange contracts, primarily to offset the earnings impact related to fluctuations in foreign currency exchange rates associated with inventory purchases denominated in foreign currencies. Fluctuations in the value of certain foreign currencies as compared to the USD may positively or negatively affect the Company’s revenues, gross margins, operating expenses, and retained earnings, all of which are expressed in USD. Where the Company deems it prudent, the Company engages in hedging programs using foreign currency forward contracts aimed at limiting the impact of foreign currency exchange rate fluctuations on earnings. The Company purchases foreign currency forward contracts with terms less than 18 months to protect against currency exchange risks associated with the payment of merchandise purchases to foreign suppliers. The Company does not hedge the translation of foreign currency profits into USD, as the Company regards this as an accounting exposure rather than an economic exposure. The aggregate gross notional values of foreign exchange contracts at December 31, 2023 and 2022 was $9.8 million and $6.3 million, respectively.
The Company is exposed to market risks, as well as changes in foreign currency exchange rates, as measured against the USD and each other, and changes to credit risk of derivative counterparties. The Company attempts to minimize these risks by primarily using foreign currency forward contracts and by maintaining counterparty credit limits. These hedging activities provide only limited protection against currency exchange and credit risk. Factors that could influence the effectiveness of the Company’s hedging programs include currency markets and availability of hedging instruments and liquidity of the credit markets. All foreign currency forward contracts that the Company enters into are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure. The Company does not enter into such contracts for speculative purposes and, as of December 31, 2023, the Company does not have any foreign currency forward contract derivatives that are not designated as hedges. These foreign exchange contracts have been designated as hedges in to order to apply hedge accounting.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are presented as follows (in thousands):

		December 31,
Derivatives designated as hedging instruments	Balance Sheet Location	2023	2022
Interest rate swaps	Prepaid expenses and other current assets	$—	$122
Foreign exchange contracts	Prepaid expenses and other current assets	56	—
	Accrued expenses	144	260

		December 31,
Derivatives not designated as hedging instruments	Balance Sheet Location	2023	2022
Interest rate swaps	Other assets	$793	$1,292
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
The amounts of the (losses) and gains, realized and unrealized, net of taxes, related to the Company’s derivative financial instruments designated as hedging instruments are recognized in other comprehensive income (loss) as follows (in thousands):

	Year ended December 31,
Derivatives designated as hedging instruments	2023	2022	2021
Interest rate swaps	$(93)	$523	$718
Foreign exchange contracts	(964)	322	485
Total	$(1,057)	$845	$1,203
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
During the year ended December 31, 2023, the Company reclassified $0.5 million of cash flow hedges in accumulated other comprehensive losses to earnings. This comprised of a gain of $0.1 million related to interest rate swaps recognized in interest expense and a gain of $0.4 million related to foreign exchange contracts recognized in cost of sales. At December 31, 2023, the estimated amount of existing net losses expected to be reclassified into earnings within the next 12 months was $0.2 million.
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
The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are recognized in earnings as follows (in thousands):

		Year Ended December 31,
Derivatives not designated as hedging instruments	Location of Gain or (Loss)	2023	2022	2021
Interest rate swaps	Mark to market gain (loss) on interest rate derivatives	$(499)	$1,971	$1,062
	Interest expense	802	(55)	(458)
		$303	$1,916	$604

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
NOTE 10 — CAPITAL STOCK
Cash dividends
Dividends were declared in 2023 and 2022 as follows:

Dividend per share	Date declared	Date of record	Payment date
$0.0425	March 8, 2022	May 2, 2022	May 16, 2022
$0.0425	June 23, 2022	August 1, 2022	August 15, 2022
$0.0425	August 2, 2022	November 1, 2022	November 15, 2022
$0.0425	November 1, 2022	February 1, 2023	February 15, 2023
$0.0425	March 8, 2023	May 1, 2023	May 15, 2023
$0.0425	June 22, 2023	August 1, 2023	August 15, 2023
$0.0425	August 2, 2023	November 1, 2023	November 15, 2023
$0.0425	November 7, 2023	February 1, 2024	February 15, 2024
On March 8, 2024, the Board of Directors declared a quarterly dividend of $0.0425 per share payable on May 15, 2024 to shareholders of record on May 1, 2024.
Stock repurchase program
On March 14, 2022, the Company announced that its Board of Directors of the Company authorized the repurchase of up to $20.0 million of the Company’s common stock, replacing the Company’s previously-authorized $10.0 million share repurchase program. The repurchase authorization permits the Company to effect repurchases from time to time through open market purchases and privately negotiated transactions. During the year ended December 31, 2023, the Company repurchased 320,204 shares for a total costs of $2.5 million, and thereafter retired the shares. During the year ended December 31, 2022, the Company repurchased 597,195 shares for a total costs of $6.3 million. No shares were repurchased during 2021. As of December 31, 2023, the remaining dollar amount available for repurchases under the Board authorized plan was $11.1 million.
Preferred stock
The Company is authorized to issue 100 shares of Series A Preferred Stock and 2,000,000 shares of Series B Preferred Stock, none of which has been issued or is outstanding at December 31, 2023.
Long-term incentive plan
The Company’s Amended and Restated 2000 Long-Term Incentive Plan (the “Plan”) provides for the granting of awards of up to 8,217,500 shares of common stock. These shares of the Company’s common stock are available for grants to directors, officers, employees, consultants and service providers and affiliates in the form of stock options or other equity-based awards. The Plan authorizes the Board of Directors of the Company, or a duly appointed committee thereof, to issue incentive stock options, non-qualified options, restricted stock, performance-based awards and other stock-based awards. Options that have been granted under the Plan expire over a range of 5 years to 10 years from the date of grant and vest over a range of up to 4 years from the date of grant. Shares of restricted stock that have been granted under the Plan vest over a range of up to 4 years from the date of grant. Performance-based awards that have been granted under the Plan vest after 3 years based upon the attainment of specified performance goals. As of December 31, 2023, there were 624,907 shares available for the grant of awards under the Plan.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Stock options
A summary of the Company’s stock option activity and related information for the three years ended December 31, 2023, is as follows:

	Options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Options outstanding at December 31, 2020	1,286,900	$13.28
Grants	48,000	14.18
Exercises(1)	(236,325)	11.71
Expirations	(4,000)	19.10
Options outstanding at December 31, 2021	1,094,575	13.64
Grants	56,000	11.45
Exercises	(60,000)	11.64
Cancellations	(11,375)	11.16
Expirations	(13,450)	13.99
Options outstanding at December 31, 2022	1,065,750	13.66
Grants	50,000	5.92
Cancellations	(4,375)	11.27
Expirations	(111,875)	13.38
Options outstanding at December 31, 2023	999,500	13.31	4.1	$49
Options exercisable at December 31, 2023	883,875	$13.85	3.5	$7
(1) Includes the exercise of 2,000 options settled in cash in accordance with the Company’s Amended and Restated 2000 Long-Term Incentive Plan (“the Plan”).
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their exercisable in-the-money stock options on December 31, 2023. The intrinsic value is calculated for each in-the-money stock option as the difference between the closing price of the Company’s common stock on December 31, 2023 and the exercise price.
No stock options were exercised in the year ended December 31, 2023. The total intrinsic values of those stock options that were exercised in the year ended December 31, 2022 was $0.1 million and in the year ended December 31, 2021 was $0.8 million. The intrinsic value of a stock option that is exercised is calculated at the date of exercise.
Total unrecognized stock option compensation expense at December 31, 2023, before the effect of income taxes, was $0.4 million and is expected to be recognized over a weighted-average period of 1.6 years.
The Company values stock options using the Black-Scholes option valuation model. The Black-Scholes option valuation model, as well as other available models, was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. The Black-Scholes option valuation model requires the input of highly subjective assumptions including the expected stock price volatility and risk-free interest rate. Because the Company’s stock options have characteristics significantly different from those of traded options, changes in the subjective input assumptions can materially affect the fair value estimates of the Company’s stock options. The weighted-average per share grant date fair value of stock options granted during the years ended December 31, 2023, 2022 and 2021, was $2.61, $5.44 and $6.31, respectively.
The fair values for these stock options were estimated at the dates of grant using the following weighted-average assumptions:

	2023	2022	2021
Historical volatility	55%	53%	52%
Expected term (years)	6.3	6.3	6.3
Risk-free interest rate	4.25%	3.15%	1.08%
Expected dividend yield	2.87%	1.48%	1.20%

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Restricted Stock
A summary of the Company’s restricted stock activity and related information for the three years ended December 31, 2023 is as follows:

	Restricted Shares	Weighted- average grant date fair value
Non-vested restricted shares, December 31, 2020	795,587	$7.54
Grants	220,658	14.27
Vested	(586,244)	7.19
Cancellations	(400)	11.42
Non-vested restricted shares, December 31, 2021	429,601	11.47
Grants	266,713	12.03
Vested	(205,290)	11.46
Cancellations	(6,881)	10.92
Non-vested restricted shares, December 31, 2022	484,143	11.79
Grants	333,300	5.37
Vested	(212,162)	11.20
Cancellations	(7,753)	10.86
Non-vested restricted shares, December 31, 2023	597,528	$8.44
Total unrecognized compensation expense remaining (in thousands)	$3,375
Weighted-average years expected to be recognized over	1.5
The total fair value of restricted stock that vested during the year ended December 31, 2023 was $1.2 million.
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

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
A summary of the Company’s performance-based award activity and related information for the three years ended December 31, 2023 is as follows:

	Performance - based awards (1)	Weighted- average grant date fair value
Non-vested performance-based awards, December 31, 2020	431,046	$9.94
Grants	176,915	14.18
Vested	(150,273)	12.79
Cancellations	(21,358)	12.76
Non-vested performance-based awards, December 31, 2021	436,330	10.54
Grants	123,000	12.19
Achieved performance over target (2)	12,035	9.20
Vested	(166,935)	9.20
Cancellations	(4,128)	10.64
Non-vested performance-based awards, December 31, 2022	400,302	11.56
Grants	191,075	5.92
Achieved performance over target (3)	16,942	6.36
Vested	(119,739)	6.36
Cancellations	(1,608)	12.25
Non-vested performance-based awards, December 31, 2023	486,972	$10.44
Total unrecognized compensation expense remaining (in thousands)(4)	$764
Weighted-average years expected to be recognized over	2.0
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
(4)The performance metrics for the performance-based awards granted in 2022 are not probable of achievement. No compensation expense was recorded in 2022 or in 2023.
The total fair value of performance-based awards that vested during the year ended December 31, 2023 was $0.7 million.
On March 8, 2024, the Compensation Committee of the Board of Directors determined the performance goals set forth in the performance-based awards granted in 2021 were attained and 152,188 shares vested.
Cash-settled performance-based awards
Each cash-settled performance-based award represents the right to receive up to 150% of the target number of deferred stock units with payment in cash equivalent to the value of one share of the Company’s common stock. The number of deferred stock units earned will be determined based on the attainment of specified performance goals at the end of the performance period, as determined by the Compensation Committee of the Board of Directors. The cash-settled performance-based awards are subject to the terms and conditions of the Company’s Plan.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
A summary of the Company’s cash-settled performance-based awards activity and related information for the year ended December 31, 2023 is as follows:

	Cash-settled performance-based awards (1)	Weighted- average fair value
Non-vested cash-settled performance-based awards, January 1, 2022	—	$—
Grants	87,825	7.66
Cancellations	(2,049)	10.61
Non-vested cash-settled performance-based awards, December 31, 2022	85,776	7.59
Cancellations	(2,165)	6.52
Non-vested cash-settled performance-based awards, December 31, 2023	83,611	6.71
Total unrecognized compensation expense remaining (in thousands)(2)	$—
Weighted-average years expected to be recognized over	0.0
(1) Represents the target number of units to be settled in cash.
(2) The performance metric for the cash-settled performance-based awards granted in 2022 is not probable of achievement. No compensation expense was recorded in 2022 or in 2023.
The Company recorded stock compensation expense as follows (in thousands):

	Year Ended December 31,
Stock Compensation Expense Components	2023	2022	2021
Equity based stock option expense	$270	$275	$417
Restricted and performance-based stock awards expense	3,420	3,586	4,787
Stock compensation expense for equity based awards	$3,690	$3,861	$5,204
Liability based stock option expense	(3)	(15)	13
Total Stock Compensation Expense	$3,687	$3,846	$5,217

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
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
The calculations of basic and diluted (loss) income per common share for the years ended December 31, 2023, 2022 and 2021, are as follows:

	2023	2022	2021
	(in thousands - except per share amounts)
Net (loss) income – Basic and Diluted	$(8,412)	$(6,166)	$20,801
Weighted-average shares outstanding – Basic	21,195	21,558	21,397
Effect of dilutive securities:
Stock options and other stock awards	—	—	640
Weighted-average shares outstanding – Diluted	21,195	21,558	22,037
Basic (loss) income per common share	$(0.40)	$(0.29)	$0.97
Diluted (loss) income per common share	$(0.40)	$(0.29)	$0.94
Antidilutive shares (1)	1,633	1,681	380
(1) Stock options and other stock awards that have been excluded from the denominator as their inclusion would have been anti-dilutive.
NOTE 12 — INCOME TAXES
The components of income before income taxes and equity in (losses) earnings are as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Domestic	$22,134	$20,796	$61,045
Foreign	(11,659)	(11,767)	(24,665)
Total income before income taxes and equity in earnings	$10,475	$9,029	$36,380
The provision for income taxes (before equity in (losses) earnings) consists of:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Current:
Federal	$6,326	$6,890	$10,361
State and local	1,447	1,888	3,558
Foreign	579	775	823
Deferred	(2,130)	(3,825)	1,799
Income tax provision	$6,222	$5,728	$16,541
Under the Tax Cuts and Jobs Act of 2017, research and development costs are no longer fully deductible and are required to be capitalized and amortized for U.S. tax purposes effective for tax years beginning after December 31, 2021. The mandatory capitalization requirement increases the Company’s deferred tax assets and income tax payable.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
income tax assets and (liabilities) are as follows:

	December 31,
	2023	2022
	(in thousands)
Deferred income tax assets:
Operating lease liabilities	$20,571	$22,814
Stock options	1,454	1,679
Inventory	3,323	3,134
Operating loss carryforwards	21,036	17,450
Accounts receivable allowances	2,343	1,906
Accrued compensation	913	1,137
Deferred compensation	668	721
Environmental remediation accrual	1,379	1,432
Capitalized research and experimental expenditures	3,109	2,525
Other	2,440	755
Total deferred income tax assets	$57,236	$53,553
Deferred income tax liabilities:
Operating lease right-of-use assets	$(17,060)	$(18,872)
Fixed assets	(1,248)	(1,735)
Intangibles	(26,207)	(26,230)
Total deferred income tax liabilities	(44,515)	(46,837)
Net deferred income tax asset	12,721	6,716
Valuation allowance	(20,159)	(16,323)
Net deferred income tax liability	$(7,438)	$(9,607)
The Company has capital loss carryforwards of $7.2 million in foreign jurisdictions and $0.9 million in the U.S. federal jurisdiction at December 31, 2023 that are offset entirely by a valuation allowance.
The Company has net operating losses in foreign jurisdictions of $75.9 million and $12.1 million in state jurisdictions at December 31, 2023 that are offset entirely by a valuation allowance. The foreign net operating losses can be carried forward indefinitely. The state net operating losses begin to expire in 2026.
The provision for income taxes (before equity in (losses) earnings) differs from the amounts computed by applying the applicable federal statutory rates as follows:

	Year Ended December 31,
	2023	2022	2021
Federal income taxes at the statutory rate	21.0%	21.0%	21.0%
Increases (decreases):
State and local income taxes, net of Federal income tax benefit	5.7	13.9	8.8
Foreign rate differences	(19.7)	6.9	(9.2)
Foreign withholding tax	5.0	6.1	1.2
Non-deductible expenses	7.9	7.1	3.3
Uncertain tax positions	(0.9)	1.2	0.1
Research and development credit	(2.5)	(5.4)	(1.1)
Federal return to provision	0.7	(3.4)	(0.4)
Equity-based compensation	5.0	0.1	(0.6)
Valuation Allowance	37.2	15.9	22.4
Provision for income taxes	59.4%	63.4%	45.5%

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
The estimated values of the Company’s gross uncertain tax positions at December 31, 2023, 2022 and 2021 consist of the following:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Balance at January 1	$(1,130)	$(1,071)	$(1,648)
Additions based on tax positions related to the current year	(27)	(79)	(49)
Reductions for tax position of prior years	167	20	626
Balance at December 31	$(990)	$(1,130)	$(1,071)
The Company had approximately $0.4 million, net of federal and state tax benefit, accrued at December 31, 2023 and 2022, for the payment of interest and penalties. The Company’s policy for recording interest and penalties is to record such items as a component of the provision for income taxes.
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
The Company is no longer subject to U.S. Federal income tax examinations for the years prior to 2020, except for examination in tax year 2017 related to Transition Tax. The Company has identified the following jurisdictions as “major” tax jurisdictions: U.S. Federal, California, Massachusetts, New Jersey, New York, and the United Kingdom. At December 31, 2023, the periods subject to examination by the Company’s major state jurisdictions, except for New York State (which has been audited through 2019), are generally for the years ended 2019 through 2022. In certain jurisdictions, Filament may have additional periods subject to examination. As of December 31, 2023, there are no material assessments in any given year.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
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

	Year Ended December 31,
	2023	2022	2021
		(in thousands)
Net sales:
U.S.	$633,079	$669,179	$770,633
International	53,604	58,483	92,291
Total net sales	$686,683	$727,662	$862,924
Income from operations:
U.S. (1)	$63,341	$61,479	$100,336
International (1)(2)	(11,064)	(12,153)	(25,051)
Unallocated corporate expenses (3)	(20,336)	(25,063)	(24,443)
Total income from operations	$31,941	$24,263	$50,842
Depreciation and amortization:
U.S.	$18,489	$18,279	$18,504
International	1,082	1,257	4,016
Total depreciation and amortization	$19,571	$19,536	$22,520
Capital expenditures:
U.S.	$2,427	$2,088	$3,838
International	374	887	148
Total capital expenditures	$2,801	$2,975	$3,986
(1)In 2022, income from operations includes restructuring expenses of $0.4 million for the U.S. segment and $0.4 million for the International segment, as described in NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES.
(2)In 2021, the Company recognized non-cash impairment charges of $14.8 million related to the international segment as described in NOTE 7 — GOODWILL AND INTANGIBLE ASSETS.
(3)The Company recognized expenses of $5.1 million and $0.5 million in 2022 and 2021, respectively, for estimated remediation costs related to the Wallace EPA Matter, as described in NOTE 14 — COMMITMENTS AND CONTINGENCIES. In 2023 and 2022, the Company recognized $0.8 million and $0.6 million, respectively, of restructuring expenses within unallocated corporate expenses, as described in NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES.

	December 31,
	2023	2022
	(in thousands)
Assets:
U.S.	$560,716	$608,496
International	90,237	93,794
Unallocated corporate	16,189	23,598
Total assets	$667,142	$725,888

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

	Year Ended December 31,
	2023	2022
	(in thousands)
Goodwill:
U.S.
Beginning balance	$33,237	$30,271
Acquisition activity	—	2,966
Total goodwill	$33,237	$33,237
Geographical information
The following table sets forth long-lived assets by the major geographic locations:

	December,
	2023	2022
	(in thousands)
Long-lived assets, excluding intangible assets, at period-end:
United States	$66,341	$75,308
Mexico	1,826	12,516
United Kingdom	22,692	22,845
Rest of World	795	1,076
Total	$91,654	$111,745
NOTE 14 — COMMITMENTS AND CONTINGENCIES
Royalties
The Company has license agreements that require the payment of minimum royalties on sales of licensed products. The estimated future minimum royalties payable under the noncancellable term of these agreements are as follows (in thousands):

Year ending December 31,
2024	$8,116
2025	150
Total	$8,266
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
In May 2008, WSPR received from the EPA a Notice of Potential Liability and Request for Information pursuant to 42 U.S.C. Sections 9607(a) and 9604(e) of the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). In July 2011, WSPR received a letter from the EPA requesting access to the property that it leases from PRIDCO to conduct an environmental investigation, and the Company granted such access. In February 2013, the EPA requested access to conduct a further environmental investigation at the property. PRIDCO agreed to such access, and the Company consented. The EPA conducted a further investigation during 2013 and, in April 2015, notified the Company and PRIDCO that the results from vapor intrusion sampling may warrant the implementation of measures to mitigate potential exposure to sub-slab soil gas. The Company reviewed the information provided by the EPA and requested that PRIDCO, as the property owner, find and implement a solution acceptable to the EPA. While WSPR did not cause the sub-surface condition that resulted in the potential for vapor intrusion, in order to protect the health of its employees and continue its business operations, it has nevertheless implemented corrective action measures to prevent vapor intrusion, such as sealing the floors of the building and conducting periodic air monitoring to address potential exposure.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
On August 13, 2015, the EPA released its remedial investigation and feasibility study (“RI/FS”) for the Site. On December 11, 2015, the EPA issued the Record of Decision (“ROD”) for an initial operable unit (“OU-1”), electing to implement its preferred remedy, which consists of soil vapor extraction and dual-phase extraction/in-situ treatment. This selected remedy includes soil vapor extraction (“SVE”) to address soil (vadose zone) source areas at the Site, impermeable cover as necessary for the implementation of SVE, dual phase extraction in the shallow saprolite zone, and in-situ treatment as needed to address residual sources. The EPA’s total net present worth estimated cost for its selected remedy is $7.3 million. In February 2017, the EPA indicated that it planned to expand its field investigation for the RI/FS to a second operable unit (“OU-2”) to determine the nature and extent of the groundwater contamination at and from the Site and to determine the nature of the remedial action needed to address the contamination. The EPA requested access to the property occupied by WSPR to install monitoring wells and to undertake groundwater sampling as part of this expanded investigation. WSPR consented to the EPA’s access request, provided that the EPA received PRIDCO’s consent as the property owner. WSPR never used the primary contaminant of concern and did not take up its tenancy at the Site until after the EPA had discovered the contamination in the local water supply. The EPA has also issued notices of potential liability to a number of other entities affiliated with the Site, which used the contaminants of concern.
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
The EPA released its proposed plan for OU-2 in July 2019, and on September 30, 2019, the EPA issued the ROD for OU-2. The EPA elected to implement its preferred remedy consisting of in-situ treatment of groundwater and a monitored natural attenuation program including monitoring of the plume fringe at the Site. The EPA’s estimated total net present worth cost for its selected remedy for OU-2 is $17.3 million, and the EPA is currently leading remediation of OU-2.
In August 2021, WSPR received a Notice of Liability for the Site from the Department of Justice on behalf of the EPA, and in September 2021, WSPR responded with a good faith offer to conduct additional testing and remedial design work for OU-1. WSPR has actively participated in negotiations among the U.S. Government (the Department of Justice and the EPA) and other potentially responsible parties with respect to the remedial work at OU-1, which negotiations culminated in the finalization of a Consent Decree for Remedial Design and Remedial Action at Operable Unit One of the San German Groundwater Contamination Site (“Consent Decree”). On July 26, 2023, the U.S. Government filed a complaint in United States District Court for the District of Puerto Rico for the purpose of seeking judicial approval of the Consent Decree. As required by applicable regulations, the U.S. Government simultaneously lodged the Consent Decree for public comment. No comments were received during the public comment period. On September 6, 2023, at the conclusion of the public comment period, the U.S. Government filed a Motion to Enter the Consent Decree, which the court granted on December 1, 2023, thereby effectuating the Consent Decree.
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

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
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
In the event CBP accepts the evidence presented, then no additional duties or penalties will be owed. If CBP rejects the Company’s position, then the estimated amount of duties that could be owed is $0.5 million. In such event, it is reasonably possible that additional penalties could be assessed, depending upon the level of culpability found, of up to $0.9 million for negligence and up to $1.8 million for gross negligence. In the event penalties are assessed, the Company will have the opportunity to further contest CBP’s findings and seek cancellation or mitigation of such assessments.
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
NOTE 15 — RETIREMENT PLANS
401(k) plan and other defined contribution plans
The Company maintains a defined contribution retirement plan for eligible employees under Section 401(k) of the Internal Revenue Code. Participants can make voluntary contributions up to the Internal Revenue Service limit of $22,500 ($30,000 for employees 50 years old or over) for 2023. The Company suspended its matching contribution in 2009 as an expense savings measure. The Company’s United Kingdom-based subsidiary, Lifetime Brands Europe Limited, maintains a defined contribution pension plan.
Retirement benefit obligations
The Company assumed retirement benefit obligations, which are paid to certain former executives of a business acquired in 2006. The obligations under the agreements with these former executives are unfunded and amounted to $5.6 million at December 31, 2023 and $5.7 million at December 31, 2022.
The discount rate used to calculate the retirement benefit obligations was 4.66% at December 31, 2023 and 4.89% at December 31, 2022. The retirement benefit obligations are included in accrued expenses and other long-term liabilities.
The Company expects to recognize $0.1 million of actuarial losses included in accumulated other comprehensive loss in net periodic benefit cost in 2024.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Expected benefit payments for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows (in thousands):

Year ending December 31,
2024	$491
2025	466
2026	442
2027	420
2028	399
2029 through 2033	1,745
NOTE 16 — OTHER
Inventory
The components of inventory are as follows:

	December 31,
	2023	2022
	(in thousands)
Finished goods	$180,860	$213,450
Work in process	106	70
Raw materials	7,681	8,689
Total	$188,647	$222,209
Property and equipment
Property and equipment (including finance leases) consist of:

	December 31,
	2023	2022
	(in thousands)
Machinery, furniture and equipment	$80,140	$77,948
Leasehold improvements	38,962	37,834
Computer hardware and software	38,408	38,120
Building and improvements	960	764
Construction in progress	569	1,249
Land	100	100
Total	159,139	156,015
Less: accumulated depreciation and amortization	(142,169)	(137,993)
Total	$16,970	$18,022
Depreciation and amortization expense of property and equipment for the years ended December 31, 2023, 2022 and 2021 was $4.7 million, $5.0 million and $6.0 million, respectively.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Accrued expenses
Accrued expenses consist of:

	December 31,
	2023	2022
	(in thousands)
Customer allowances and rebates	$29,162	$31,281
Compensation and benefits	12,434	9,789
Vendor invoices	10,504	6,930
Freight	5,627	6,869
Wallace facility remediation	5,640	500
Royalties	5,104	2,408
Professional fees	2,284	2,743
Interest	1,740	136
Commissions	622	656
Other non-income tax liabilities	555	10,054
Restructuring	—	986
Other	4,684	5,250
Total	$78,356	$77,602
Other long-term liabilities
Other long-term liabilities consist of:

	December 31,
	2023	2022
	(in thousands)
Retirement benefit obligations	$5,063	$5,178
Wallace facility remediation	—	5,140
Other non-income tax liabilities	3,156	3,037
Unearned revenue	797	890
Contingent consideration	—	650
Other long-term obligations	110	100
Total	$9,126	$14,995
Supplemental disclosure of cash flow information

	Year Ended December 31,
	2023	2022	2021
		(in thousands)

Cash paid for interest	$18,626	$15,421	$13,702
Cash paid for taxes, net of refunds	8,054	9,757	19,012
Non-cash investing and financing activities:
Translation loss recognized on change in Vasconia ownership	—	—	3,404
Non-cash gain on dilution of Vasconia ownership	—	—	(1,732)

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Components of accumulated other comprehensive loss, net

	Year Ended December 31,
	2023	2022	2021
		(in thousands)
Accumulated translation adjustment:
Balance at beginning of year	$(36,072)	$(31,752)	$(35,846)
Translation adjustment during period	3,458	(4,320)	690
Amount reclassified from accumulated other comprehensive loss (1)	—	—	3,404
Translation Adjustment	$3,458	$(4,320)	$4,094
Balance at end of year	$(32,614)	$(36,072)	$(31,752)
Accumulated deferred (losses) gains on cash flow hedges:
Balance at beginning of year	$923	$78	$(1,125)
Change in unrealized (losses) gains	(527)	2,126	(311)
Amounts reclassified from accumulated other comprehensive loss: (2)
Settlement of cash flow hedges	(530)	(1,281)	1,514
Net change in cash flow hedges, net of taxes of $(30), $(190) and $(246)	$(1,057)	$845	$1,203
Balance at end of year	$(134)	$923	$78
Accumulated effect of retirement benefit obligations:
Balance at beginning of year	$(705)	$(1,875)	$(2,201)
Net (loss) income arising from retirement benefit obligations, net of tax of $31, $(359) and $(64)	(93)	1,054	191
Amount reclassified from accumulated other comprehensive loss:(3)
Amortization of loss, net of tax of $(16), $(39) and $(45)	47	116	135
Net effects of retirement benefit obligations	$(46)	$1,170	$326
Balance at end of year	$(751)	$(705)	$(1,875)
Total accumulated other comprehensive loss at end of period	$(33,499)	$(35,854)	$(33,549)
(1)Amount is recorded in equity in (losses) earnings on the consolidated statements of operations.
(2)Amounts are recorded in interest expense and cost of goods sold on the consolidated statements of operations.
(3)Amount is recorded in selling, general and administrative expenses on the consolidated statements of operations.

Item 15(a)
LIFETIME BRANDS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

COL. A	COL. B	COL. C		COL. D		COL. E

Description	Balance at beginning of period	Charged to costs and expenses		Deductions		Balance at end of period
Year ended December 31, 2023
Deducted from asset accounts:
Allowance for doubtful accounts	$5,195	$2,116		$—	(a)	$7,311
Reserve for sales returns and allowances	9,411	6,900	(c)	(7,670)	(b)	8,641
	$14,606	$9,016		$(7,670)		$15,952
Year ended December 31, 2022
Deducted from asset accounts:
Allowance for doubtful accounts	$4,656	$662		$(123)	(a)	$5,195
Reserve for sales returns and allowances	11,888	5,961	(c)	(8,438)	(b)	9,411
	$16,544	$6,623		$(8,561)		$14,606
Year ended December 31, 2021
Deducted from asset accounts:
Allowance for doubtful accounts	$4,624	$367		$(335)	(a)	$4,656
Reserve for sales returns and allowances	12,389	8,716	(c)	(9,217)	(b)	11,888
	$17,013	$9,083		$(9,552)		$16,544
(a)Uncollectible accounts written off, net of recoveries.
(b)Allowances granted.
(c)Charged to net sales.

S-1