Form 10-Q
period 2024-03-31
LIFETIME BRANDS, INC
filed 2024-05-09
CIK 874396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding as of April 30, 2024 was 22,073,256.

LIFETIME BRANDS, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2024

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,639	$16,189
Accounts receivable, less allowances of $15,177 at March 31, 2024 and $15,952 at December 31, 2023	113,645	155,180
Inventory	189,820	188,647
Prepaid expenses and other current assets	13,915	16,339
TOTAL CURRENT ASSETS	322,019	376,355
PROPERTY AND EQUIPMENT, net	16,356	16,970
OPERATING LEASE RIGHT-OF-USE ASSETS	66,662	69,756
INVESTMENTS	—	1,826
INTANGIBLE ASSETS, net	195,343	199,133
OTHER ASSETS	2,286	3,102
TOTAL ASSETS	$602,666	$667,142
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturity of term loan	$10,652	$4,742
Accounts payable	32,855	54,154
Accrued expenses	64,697	78,356
Income taxes payable	567	641
Current portion of operating lease liabilities	14,251	14,075
TOTAL CURRENT LIABILITIES	123,022	151,968
OTHER LONG-TERM LIABILITIES	9,257	9,126
INCOME TAXES PAYABLE, LONG-TERM	1,493	1,493
OPERATING LEASE LIABILITIES	66,278	70,009
DEFERRED INCOME TAXES	7,429	7,438
REVOLVING CREDIT FACILITY	40,860	60,395
TERM LOAN	130,626	135,834
STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value, shares authorized: 100 shares of Series A and 2,000,000 shares of Series B; none issued and outstanding	—	—
Common stock, $0.01 par value, shares authorized: 50,000,000 at March 31, 2024 and December 31, 2023; shares issued and outstanding: 22,073,256 at March 31, 2024 and 21,813,266 at December 31, 2023	221	218
Paid-in capital	277,496	277,728
Accumulated deficit	(20,771)	(13,568)
Accumulated other comprehensive loss	(33,245)	(33,499)
TOTAL STOCKHOLDERS’ EQUITY	223,701	230,879
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$602,666	$667,142
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Net sales	$142,242	$145,435
Cost of sales	84,695	91,593
Gross margin	57,547	53,842
Distribution expenses	16,181	16,885
Selling, general and administrative expenses	39,536	37,907
Restructuring expenses	—	856
Income (loss) from operations	1,830	(1,806)
Interest expense	(5,614)	(5,336)
Mark to market loss on interest rate derivatives	(174)	(234)
Loss before income taxes and equity in losses	(3,958)	(7,376)
Income tax (provision) benefit	(210)	1,348
Equity in losses, net of taxes	(2,092)	(2,777)
NET LOSS	$(6,260)	$(8,805)
BASIC LOSS PER COMMON SHARE	$(0.29)	$(0.41)
DILUTED LOSS PER COMMON SHARE	$(0.29)	$(0.41)
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(6,260)	$(8,805)
Other comprehensive income, net of taxes:
Translation adjustment	40	1,561
Net change in cash flow hedges	201	(1,153)
Effect of retirement benefit obligations	13	12
Other comprehensive income, net of taxes	254	420
Comprehensive loss	$(6,006)	$(8,385)
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common stock		Paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2023	21,813	$218	$277,728	$(13,568)	$(33,499)	$230,879
Net loss	—	—	—	(6,260)	—	(6,260)
Other comprehensive income, net of taxes	—	—	—	—	254	254
Performance shares issued to employees	152	2	(2)	—	—	—
Net issuance of restricted shares granted to employees	213	2	(2)	—	—	—
Stock compensation expense	—	—	799	—	—	799
Shares effectively repurchased for required employee withholding taxes	(105)	(1)	(1,027)	—	—	(1,028)
Dividends (1)	—	—	—	(943)	—	(943)
BALANCE AT MARCH 31, 2024	22,073	$221	$277,496	$(20,771)	$(33,245)	$223,701

	Common stock		Paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2022	21,780	$218	$274,579	$1,145	$(35,854)	$240,088
Net loss	—	—	—	(8,805)	—	(8,805)
Other comprehensive income, net of taxes	—	—	—	—	420	420
Performance shares issued to employees	120	1	(1)	—	—	—
Net issuance of restricted shares granted to employees	185	2	(2)	—	—	—
Stock compensation expense	—	—	866	—	—	866
Shares effectively repurchased for required employee withholding taxes	(74)	(1)	(438)	—	—	(439)
Stock repurchase	(320)	(3)	—	(2,536)	—	(2,539)
Dividends (1)	—	—	—	(930)	—	(930)
BALANCE AT MARCH 31, 2023	21,691	$217	$275,004	$(11,126)	$(35,434)	$228,661
(1) Cash dividends declared per share of common stock were $0.0425 and $0.0425 in the three months ended March 31, 2024 and 2023, respectively.
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Three Months Ended March 31,
	2024	2023
OPERATING ACTIVITIES
Net loss	$(6,260)	$(8,805)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,939	4,870
Amortization of financing costs	739	477
Mark to market loss on interest rate derivatives	174	234
Non-cash lease adjustment	(455)	(713)
Provision for doubtful accounts	195	1,643
Stock compensation expense	807	861
Undistributed losses from equity investment, net of taxes	2,092	2,777
Changes in operating assets and liabilities
Accounts receivable	41,119	15,336
Inventory	(1,566)	13,368
Prepaid expenses, other current assets and other assets	3,159	1,811
Accounts payable, accrued expenses and other liabilities	(34,359)	(18,085)
Income taxes receivable	—	(1,434)
Income taxes payable	(71)	(235)
NET CASH PROVIDED BY OPERATING ACTIVITIES	10,513	12,105
INVESTING ACTIVITIES
Purchases of property and equipment	(600)	(511)
NET CASH USED IN INVESTING ACTIVITIES	(600)	(511)
FINANCING ACTIVITIES
Proceeds from revolving credit facility	51,484	18,357
Repayments of revolving credit facility	(70,822)	(8,680)
Payments for finance lease obligations	(7)	(7)
Payments of tax withholding for stock based compensation	(1,028)	(439)
Payments for stock repurchase	—	(2,539)
Cash dividends paid	(1,026)	(985)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(21,399)	5,707
Effect of foreign exchange on cash	(64)	59
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(11,550)	17,360
Cash and cash equivalents at beginning of period	16,189	23,598
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,639	$40,958
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
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
These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
The Company’s business and working capital needs are seasonal, with a majority of sales occurring in the third and fourth quarters. In 2023 and 2022, net sales for the third and fourth quarters accounted for 57% and 54% of total annual net sales, respectively. In anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period.
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
March 31, 2024
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
Receivable purchase agreement
The Company has an uncommitted Receivables Purchase Agreement with HSBC Bank USA, National Association (“HSBC”) as Purchaser (the “Receivables Purchase Agreement”). The sale of accounts receivable, under the Receivables Purchase Agreement with HSBC, is excluded from the Company’s unaudited condensed consolidated balance sheets at the time of sale and the related sale expense is included in selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations. The Company did not sell receivables to HSBC during the three months ended March 31, 2024 and March 31, 2023.
At March 31, 2024, $23.8 million of accounts receivables were available for sale to HSBC, net of applicable charges.
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
The components of inventory were as follows (in thousands):

	March 31, 2024	December 31, 2023
Finished goods	$181,627	$180,860
Work in process	164	106
Raw materials	8,029	7,681
Total	$189,820	$188,647

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(unaudited)
Fair value of financial instruments
The Company determined that the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable are reasonable estimates of their fair values because of their short-term nature. The Company determined that the carrying amounts of borrowings outstanding under its ABL Agreement and Term Loan (each as defined in NOTE 6 — DEBT to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q) approximate fair value since such borrowings bear interest at variable market rates.
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(unaudited)
The Company also evaluates qualitative factors to determine whether impairment indicators exist for its indefinite-lived intangibles and performs quantitative tests if required. These tests can include the relief from royalty model or other valuation models. The significant assumptions used in the relief from royalty model are future net sales for the related brands, royalty rates and the cost of capital to determine the fair value of the indefinite-lived intangibles. The Company completed the quantitative impairment analysis for its indefinite-lived assets as of October 1, 2023, by comparing the fair value of the indefinite-lived trade names to their respective carrying value using a relief from royalty method. As of October 1, 2023, the fair value of the Company’s indefinite-lived trade names exceeded their respective carrying values by 7%. While the indefinite-lived trade name was not determined to be impaired, if the indefinite-lived trade name does not perform as projected or if market factors utilized in the impairment analysis deteriorate, including an unfavorable change in the weighted average cost of capital, could materially affect the expected cash flows, and such impacts could potentially result in a material non-cash impairment charge.
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
See NOTE 5 — INTANGIBLE ASSETS to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.
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
March 31, 2024
(unaudited)
Restructuring expenses
Costs associated with restructuring activities are recorded at fair value when a liability has been incurred. Generally, a liability has been incurred at the communication date for severance. Charges associated with lease terminations, related to restructuring activities, are recognized at the effective date of the lease modification.
During the three months ended March 31, 2023, the Company incurred $0.8 million of unallocated corporate expense related to the termination payment with its former Executive Chairman, Jeffrey Siegel (the “Executive Chairman”). On November 1, 2022, the Company entered into a transition agreement with its Executive Chairman which terminated his employment with the Company, effective March 31, 2023. The employment agreement provided for a one-time payment, which was paid on April 7, 2023.
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
NOTE 2 —REVENUE
The Company sells products wholesale, to retailers and distributors, and sells products retail, directly to consumers. Wholesale sales and retail sales are recognized at the point in time the customer obtains control of the products in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products. To indicate the transfer of control, the Company must have a present right to payment, legal title must have passed to the customer, the customer must have the significant risks and rewards of ownership, and where acceptance is not a formality, the customer must have accepted the product or service. The Company’s principal terms of sale are Free On Board (“FOB”) Shipping Point, or equivalent, and, as such, the Company primarily transfers control and records revenue for product sales upon shipment. Sales arrangements with delivery terms that are not FOB Shipping Point are not recognized upon shipment and the transfer of control for revenue recognition is evaluated based on the associated shipping terms and customer obligations. Shipping and handling fees that are billed to customers in sales transactions are included in net sales and amounted to $0.6 million and $0.5 million for the three months ended March 31, 2024 and 2023, respectively. Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.
The Company offers various sales incentives and promotional programs to its wholesale customers from time to time in the normal course of business. These incentives and promotions typically include arrangements such as cooperative advertising, buydowns, volume rebates and discounts. These sales incentives and promotions represent variable consideration and are reflected as reductions in net sales in the Company’s unaudited condensed consolidated statements of operations. While many of the sales incentives and promotions are contractually agreed upon with the Company’s customers, certain of the sales incentives and promotions are non-contractual and require the Company to estimate the amount of variable consideration based on historical experience and other known factors or as the most likely amount in a range of possible outcomes. On a quarterly basis, variable consideration is assessed on a portfolio approach in estimating the extent to which the components of variable

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(unaudited)
consideration are constrained. Payment terms vary by customer, but generally range from 30 to 90 days or at the point of sale for the Company’s retail direct sales.
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
The following tables present the Company’s net sales disaggregated by segment, product category and geographic region for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended
	March 31,
	2024	2023
U.S. segment
Kitchenware	$83,530	$85,732
Tableware	25,759	23,999
Home Solutions	21,191	23,754
Total U.S. segment	130,480	133,485

International segment	11,762	11,950
Total net sales	$142,242	$145,435

United States	$120,503	$127,246
United Kingdom	7,466	8,612
Rest of World	14,273	9,577
Total net sales	$142,242	$145,435

NOTE 3 — LEASES
The Company has operating leases for corporate offices, distribution facilities, a manufacturing plant, and certain vehicles.
The components of lease expense for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease expenses(1):
Fixed lease expense	$4,263	$4,174
Variable lease expense	1,368	1,426
Total	$5,631	$5,600
(1) Expenses are recorded within distribution expenses and selling, general and administrative expenses on the unaudited condensed consolidated statement of operations.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(unaudited)
Supplemental cash flow information for lease related liabilities and assets for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$4,718	$4,887

	Three Months Ended March 31,
	2024	2023
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$1,184
The aggregate future lease payments for operating leases as of March 31, 2024 were as follows (in thousands):

Operating
2024 (excluding the three months ended March 31, 2024)	$14,231
2025	18,721
2026	18,348
2027	14,219
2028	12,824
2029	6,678
Thereafter	11,749
Total lease payments	96,770
Less: Interest	(16,241)
Present value of lease payments	$80,529
Average lease terms and discount rates were as follows:

March 31, 2024
Operating leases:
Weighted-average remaining lease term (years)	5.7
Weighted-average discount rate	6.4%
NOTE 4 —INVESTMENTS
As of March 31, 2024, the Company owned 24.7% of the outstanding capital stock of Grupo Vasconia S.A.B. (“Vasconia”), an integrated manufacturer of aluminum products and a housewares company in Mexico. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange. The Quotation Key is VASCONI. The Company accounts for its investment in Vasconia using the equity method of accounting and records its proportionate share of Vasconia’s net loss in the Company’s condensed consolidated statements of operations. Accordingly, the Company has recorded its proportionate share of Vasconia’s net loss for the three months ended March 31, 2024 and 2023 in the accompanying unaudited condensed consolidated statements of operations.
The Company’s equity in losses, net of taxes, for the three months ended March 31, 2024 and 2023 included the following:

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(unaudited)

	Three Months Ended March 31,
	2024	2023
Vasconia equity in losses, net of taxes	$(2,092)	$(724)
Impairment on investment in Vasconia	—	(2,053)
Equity in losses, net of taxes	$(2,092)	$(2,777)
The effect of the translation of the Company’s investment, as well as the translation of Vasconia’s balance sheet, resulted in an increase to the investment of $0.3 million and an increase of $0.7 million during the three months ended March 31, 2024 and 2023, respectively. These translation effects are recorded in accumulated other comprehensive loss. The carrying value of the Company’s investment in Vasconia, was zero and $1.8 million as of March 31, 2024 and December 31, 2023, respectively.
Amounts due to and from Vasconia are recorded in the Company’s unaudited condensed consolidated balance sheet within prepaid expenses, other current assets, accrued expenses and accounts payable. As of March 31, 2024 and December 31, 2023, these amounts were not material individually or in the aggregate.
On April 29, 2024, Vasconia’s shareholders’ approved a resolution to a reorganization process in terms of the Law of Commercial Bankruptcy in Mexico. In the second quarter of fiscal 2024, the Company will assess the impact of the approved reorganization process on its ability to exercise significant influence to determine if equity method accounting for its investment remains appropriate. In the event that the Company no longer exercises significant influence, the investment would not be accounted for using the equity method of accounting which may result in the recognition of a non-cash loss for amounts previously recognized in accumulated other comprehensive loss. At March 31, 2024, the accumulated other comprehensive loss related to the investment was $14.2 million.
NOTE 5 — INTANGIBLE ASSETS
Intangible assets consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024			December 31, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill(1)	$33,237	$—	$33,237	$33,237	$—	$33,237
Indefinite-lived intangible assets:
Trade names(1)	42,000	—	42,000	42,000	—	42,000
Finite-lived intangible assets:
Licenses	15,847	(12,224)	3,623	15,847	(12,110)	3,737
Trade names(2)	62,475	(24,896)	37,579	62,493	(23,862)	38,631
Customer relationships(2)	143,157	(66,124)	77,033	143,158	(63,630)	79,528
Other (2)	5,870	(3,999)	1,871	5,872	(3,872)	2,000
Total	$302,586	$(107,243)	$195,343	$302,607	$(103,474)	$199,133
(1) The gross and net value at March 31, 2024 and December 31, 2023 reflect a reduction of $91.7 million in impairment charges on goodwill and $1.0 million in impairment charges on indefinite-lived intangible assets.
(2) The gross value and accumulated amortization at March 31, 2024 and December 31, 2023 reflect a reduction of $44.1 million and $(29.3) million, respectively, for the net $14.8 million previous impairment charge on finite-lived intangible assets within the international segment and a $6.5 million reduction in gross value for previous impairment charges on finite-lived intangible assets within the U.S. segment.
NOTE 6 — DEBT
On August 26, 2022, the Company entered into Amendment No. 2 (the “Amendment”) to the Company’s credit agreement, dated as of March 2, 2018 (as amended, the “ABL Agreement”) among the Company, as a Borrower, certain subsidiaries of the Company, as Borrowers and/or Loan Parties, JPMorgan Chase Bank, N.A., as Administrative Agent and a Lender. The ABL

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(unaudited)
Agreement provides for a senior secured asset-based revolving credit facility in the maximum aggregate principal amount of $200.0 million, which facility will mature on August 26, 2027.
On November 14, 2023, the Company entered into Amendment No. 2 to amend the Loan Agreement, dated as of March 2, 2018, among the Company, as borrower, the other loan parties from time to time party thereto, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (as amended, the “Term Loan” and together with the ABL Agreement, the “Debt Agreements”). The Term Loan has a principal amount of $150.0 million, and matures on August 26, 2027.
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
As of March 31, 2024 and December 31, 2023, the total availability under the ABL Agreement were as follows (in thousands):

	March 31, 2024	December 31, 2023
Maximum aggregate principal allowed	$146,084	$181,919
Outstanding borrowings under the ABL Agreement	(40,860)	(60,395)
Standby letters of credit	(8,522)	(2,894)
Total availability under the ABL Agreement	$96,702	$118,630

Availability under the ABL Agreement is limited to the lesser of the $200.0 million commitment thereunder and the borrowing base and therefore depends on the valuation of certain current assets comprising the borrowing base. The borrowing capacity under the ABL Agreement will depend, in part, on eligible levels of accounts receivable and inventory that fluctuate regularly. Due to the seasonality of the Company’s business, the Company may have greater borrowing availability during the third and fourth quarters of each year. Consequently, the $200.0 million commitment thereunder may not represent actual borrowing capacity. The Company’s borrowing capacity may be further limited by the Term Loan financial covenant of 5.00 to 1.00 maximum Total Net Leverage Ratio.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(unaudited)
The current and non-current portions of the Company’s Term Loan included in the condensed consolidated balance sheets were as follows (in thousands):

	March 31, 2024	December 31, 2023
Current portion of Term Loan:
Term Loan payment	$9,375	$7,500
Estimated Excess Cash Flow principal payment	4,000	—
Estimated unamortized debt issuance costs	(2,723)	(2,758)
Total Current portion of Term Loan	$10,652	$4,742

Non-current portion of Term Loan:
Term Loan, net of current portion	$136,625	$142,500
Estimated unamortized debt issuance costs	(5,999)	(6,666)
Total Non-current portion of Term Loan	$130,626	$135,834
The estimated Excess Cash Flow principal payment recorded at March 31, 2024 represents the Company’s estimate for the Excess Cash Flow Payment due in 2025. There was no Excess Cash Flow payment due in 2024.
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
Borrowings under the revolving credit facility bear interest, at the Company’s option, at one of the following rates: (i) an alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.5% or one-month Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus 1.0% as of a specified date in advance of the determination, but in each case not less than 1.0%, plus a margin of 0.25% to 0.50%, or (ii) Adjusted Term SOFR, which is the Term SOFR Rate for the selected 1, 3 or 6 month interest period plus 0.10% (or Euro Interbank Offered Rate “EURIBOR” for borrowings denominated in Euro; or Sterling Overnight Index Average “SONIA” for borrowings denominated in Pounds Sterling), but in each case not less than zero, plus a margin of 1.25% to 1.50%. The respective margins are based upon average quarterly availability, as defined in and computed pursuant to the ABL Agreement. In addition, the Company pays a commitment fee of 0.20% to 0.25% per annum based on the average daily unused portion of the aggregate commitment under the ABL Agreement. The interest rate on outstanding borrowings under the ABL Agreement at March 31, 2024 was between 6.44% and 8.75%. The Company paid a commitment fee of 0.25% on the unused portion of the ABL Agreement during the three months ended March 31, 2024.
The Term Loan bears interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of (x) the prime rate, (y) a federal funds and overnight bank funding based rate plus 0.5% or (z) one-month Adjusted Term SOFR, but not less than 1.0%, plus 1.0%, plus a margin of 4.5% or (ii) Adjusted Term SOFR (Term SOFR plus

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(unaudited)
the Term SOFR Adjustment) for the applicable interest period, but not less than 1.0%, plus a margin of 5.5%. The interest rate on outstanding borrowings under the Term Loan at March 31, 2024 was 10.94%.
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
The Company was in compliance with the covenants of the Debt Agreements at March 31, 2024.
The Company expects that it will continue to borrow, subject to availability, and repay funds under the ABL Agreement based on working capital and other corporate needs.
NOTE 7 — DERIVATIVES
Interest Rate Swap Agreements
In June 2019 the Company entered into interest rate swap agreements, with an aggregate notional value of $25.0 million and expire in February 2025. In March 2024, the Company entered into a new interest rate swap agreement, with an aggregate notional value of $25.0 million and expire in August 2027. These non-designated interest rate swaps serve as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. The Company’s total outstanding notional value of interest rate swaps was $50.0 million at March 31, 2024.
The Company’s interest rate swaps that were designated as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings expired in March 2023. The Company has no designated interest rate swaps at March 31, 2024.
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
The aggregate gross notional value of foreign exchange contracts at March 31, 2024 was $7.0 million. These foreign exchange contracts have been designated as hedges in order to apply hedge accounting.
The Company is exposed to market risks as well as changes in foreign currency exchange rates as measured against the USD and each other, and to changes to the credit risk of derivative counterparties. The Company attempts to minimize these risks primarily by using foreign currency forward contracts and by maintaining counterparty credit limits. These hedging activities provide only limited protection against currency exchange and credit risk. Factors that could influence the effectiveness of the Company’s hedging programs include those impacting currency markets and the availability of hedging instruments and liquidity of the credit markets. All foreign currency forward contracts that the Company enters into are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure. The Company does

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(unaudited)
not enter into such contracts for speculative purposes, and as of March 31, 2024, these foreign exchange contracts have been designated as hedges in to order to apply hedge accounting.
The fair values of the Company’s derivative financial instruments included in the condensed consolidated balance sheets are presented as follows (in thousands):

Derivatives designated as hedging instruments	Balance Sheet Location	March 31, 2024	December 31, 2023
Foreign exchange contracts	Prepaid expenses and other current assets	$67	$56
	Accrued expenses	73	144

Derivatives not designated as hedging instruments	Balance Sheet Location	March 31, 2024	December 31, 2023
Interest rate swaps	Prepaid expenses and other current assets	$722	$—
	Other assets	—	793
	Other long-term liabilities	104	—
The fair values of the interest rate swaps have been obtained from the counterparties to the agreements and were based on Level 2 observable inputs using proprietary models and estimates about relevant future market conditions. The fair values of the foreign exchange contracts were based on Level 2 observable inputs using quoted market prices for similar assets in an active market. The counterparties to the derivative financial instruments are major international financial institutions. The Company is exposed to credit risk for the net exchanges under these agreements, but not for the notional amounts. As of March 31, 2024, the Company did not anticipate non-performance by any of its counterparties.
The amounts of gains and losses, realized and unrealized, related to the Company’s derivative financial instruments designated as hedging instruments are recognized in other comprehensive income, net of taxes, as follows (in thousands):

	Three Months Ended March 31,
Derivatives designated as hedging instruments	2024	2023
Interest rate swaps	$—	$(120)
Foreign exchange contracts	201	(1,033)
	$201	$(1,153)
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
During the three months ended March 31, 2024, the Company reclassified $0.1 million of cash flow hedges in accumulated other comprehensive losses to earnings. This was related to foreign exchange contracts recognized in cost of sales. At March 31, 2024, the estimated amount of existing net losses expected to be reclassified into earnings within the next 12 months was below $0.1 million.
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(unaudited)
Interest and mark to market (losses) related to the Company’s derivative financial instruments not designated as hedging instruments that were recognized in earnings are as follows (in thousands):

		Three Months Ended March 31,
Derivatives not designated as hedging instruments	Location of gain (loss)	2024	2023
Interest rate swaps	Mark to market (loss) on interest rate derivatives	$(174)	$(234)
	Interest expense	221	165
		$47	$(69)
NOTE 8 — STOCK COMPENSATION
As of March 31, 2024, there were 242,448 shares available for the grant of awards under the Company's Amended and Restated 2000 Long Term Incentive Plan (“Plan”), assuming maximum performance of performance-based awards.
Option Awards
A summary of the Company’s stock option activity and related information for the three months ended March 31, 2024 is as follows:

	Options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Options outstanding, January 1, 2024	999,500	$13.31
Grants	50,000	9.76
Expirations	(100,000)	18.04
Options outstanding, March 31, 2024	949,500	12.63	4.6	$742
Options exercisable, March 31, 2024	806,875	$13.21	3.8	$506
Total unrecognized stock option expense remaining (in thousands)	$556
Weighted-average years expected to be recognized over	1.9
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their stock options on March 31, 2024. The intrinsic value is calculated for each in-the-money stock option as the difference between the closing price of the Company’s common stock on March 31, 2024 and the exercise price.
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(unaudited)
Restricted Stock
A summary of the Company’s restricted stock activity and related information for the three months ended March 31, 2024 is as follows:

	Restricted Shares	Weighted- average grant date fair value
Non-vested restricted shares, January 1, 2024	597,528	$8.44
Grants	219,975	9.76
Vested	(140,060)	10.67
Cancellations	(6,814)	10.39
Non-vested restricted shares, March 31, 2024	670,629	$8.38
Total unrecognized compensation expense remaining (in thousands)	$4,857
Weighted-average years expected to be recognized over	1.9
The total fair value of restricted stock that vested during the three months ended March 31, 2024 was $1.4 million.
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
A summary of the Company’s performance-based award activity and related information for the three months ended March 31, 2024 is as follows:

	Performance- based stock awards (1)	Weighted- average grant date fair value
Non-vested performance-based awards, January 1, 2024	486,972	$10.44
Grants	219,975	9.76
Vested	(152,188)	14.18
Cancellations	(23,047)	13.54
Non-vested performance-based awards, March 31, 2024	531,712	$8.96
Total unrecognized compensation expense remaining (in thousands)(2)	$2,720
Weighted-average years expected to be recognized over	2.5
(1)Represents the target number of shares to be issued for each performance-based award.
(2)The performance metric for the performance-based awards granted in 2022 is not probable of achievement. Therefore, no compensation expense has been recorded on these awards.
The total fair value of performance-based awards that vested during the three months ended March 31, 2024 was $1.5 million.
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(unaudited)
A summary of the Company’s cash-settled performance-based awards activity and related information for the three months ended March 31, 2024 is as follows:

	Cash-settled performance-based awards (1)	Weighted- average fair value
Non-vested cash-settled performance-based awards, January 1, 2024	83,611	$6.71
Cancellations	(1,107)	10.14
Non-vested cash-settled performance-based awards, March 31, 2024	82,504	$10.48
Total unrecognized compensation expense remaining (in thousands)(2)	$—
Weighted-average years expected to be recognized over	0.0
(1) Represents the target number of units to be settled in cash.
(2) The performance metric for the cash-settled performance-based awards granted in 2022 is not probable of achievement. Therefore, no compensation expense has been recorded on these awards.
The Company recorded stock compensation expense as follows (in thousands):

	Three Months Ended March 31,
Stock Compensation Expense Components	2024	2023
Equity based stock option expense	$50	$129
Restricted and performance-based stock awards expense	749	737
Stock compensation expense for equity based awards	$799	$866
Liability based stock option expense	8	(5)
Total Stock Compensation Expense	$807	$861

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
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
The calculations of basic and diluted loss per common share for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands, except per share amounts)
Net loss – Basic and Diluted	$(6,260)	$(8,805)
Weighted-average shares outstanding – Basic	21,377	21,225
Effect of dilutive securities:
Stock options and other stock awards	—	—
Weighted-average shares outstanding – Diluted	21,377	21,225
Basic loss per common share	$(0.29)	$(0.41)
Diluted loss per common share	$(0.29)	$(0.41)
Antidilutive Securities(1)	1,605	1,581
(1) Stock options and other stock awards that have been excluded from the denominator as their inclusion would have been anti-dilutive.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(unaudited)
NOTE 10— INCOME TAXES
Income tax provision of $0.2 million and income tax benefit of $1.3 million for the three months ended March 31, 2024 and 2023, respectively, represent taxes on both U.S. and foreign earnings at a combined effective income tax provision rate of (5.3)% and benefit rate of 18.3%, respectively. The negative rate for the three months ended March 31, 2024 reflects tax expense on a pretax financial reporting loss. The effective tax rate for the three months ended March 31, 2024 differs from the federal statutory income tax rate of 21.0% primarily due to the expiration of non-qualified stock options and the vesting of equity-based awards, where the book expense exceeded the tax deduction upon vesting, and foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance. The effective tax rate for the three months ended March 31, 2023 differs from the federal statutory income tax rate of 21.0% primarily due to state and local tax expense, the impact of non-deductible expenses, and foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance.
The Company has identified the following jurisdictions as “major” tax jurisdictions: U.S. Federal, California, Massachusetts, New Jersey, New York and the United Kingdom.
The Company evaluates its tax positions on a quarterly basis and revises its estimates accordingly. There were no material changes to the Company’s uncertain tax positions, interest, or penalties during the three-month periods ended March 31, 2024 and March 31, 2023.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
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

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net sales
U.S.	$130,480	$133,485
International	11,762	11,950
Total net sales	$142,242	$145,435
Income (loss) from operations
U.S.	$9,442	$5,954
International	(3,089)	(1,892)
Unallocated corporate expenses	(4,523)	(5,868)
Income (loss) from operations	$1,830	$(1,806)
Depreciation and amortization
U.S.	$4,656	$4,618
International	283	252
Total depreciation and amortization	$4,939	$4,870

	March 31, 2024	December 31, 2023
	(in thousands)
Assets
U.S.	$518,377	$560,716
International	79,650	90,237
Unallocated corporate	4,639	16,189
Total Assets	$602,666	$667,142

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(unaudited)
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
In the event CBP accepts the evidence presented, then no additional duties or penalties will be owed. If CBP rejects the Company’s position, then the estimated amount of duties that could be owed is $0.3 million. In such event, it is reasonably possible that additional penalties could be assessed, depending upon the level of culpability found, of up to $0.6 million for negligence and up to $1.2 million for gross negligence. In the event penalties are assessed, the Company will have the opportunity to further contest CBP’s findings and seek cancellation or mitigation of such assessments.
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(unaudited)
NOTE 13 — OTHER
Cash dividends
Dividends declared in the three months ended March 31, 2024 were as follows:

Dividend per share	Date declared	Date of record	Payment date
$0.0425	3/8/2024	5/1/2024	5/15/2024
During the three months ended March 31, 2024, the Company paid dividends of $1.0 million. This included payments made on February 15, 2024 of $0.9 million to stockholders of record on February 1, 2024 and payments of $0.1 million for dividends payable upon the vesting of restricted shares and performance shares.
In the three months ended March 31, 2024, the Company reduced retained earnings for the accrual of $0.9 million relating to the dividend payable on May 15, 2024.
Stock repurchase program
On March 14, 2022, the Company announced that its Board authorized the repurchase of up to $20.0 million of the Company’s common stock, replacing the Company’s previously-authorized $10.0 million share repurchase program. The repurchase authorization permits the Company to effect the repurchases from time to time through open market purchases and privately negotiated transactions. No repurchases were effected during the three months ended March 31, 2024. As of March 31, 2024, the remaining dollar amount available for repurchases under the Board authorized plan was $11.1 million.
Supplemental cash flow information

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,105	$5,104
Cash paid for taxes, net of refunds	282	320

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(unaudited)
Components of accumulated other comprehensive loss, net

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Accumulated translation adjustment:
Balance at beginning of period	$(32,614)	$(36,072)
Translation adjustment during period	40	1,561
Balance at end of period	$(32,574)	$(34,511)
Accumulated deferred gains (losses) on cash flow hedges:
Balance at beginning of period	$(134)	$923
Change in unrealized gains (losses)	70	(250)
Amounts reclassified from accumulated other comprehensive loss:
Settlement of cash flow hedge (1)	131	(903)
Net change in cash flow hedges, net of taxes of $0, $(2)	201	(1,153)
Balance at end of period	$67	$(230)
Accumulated effect of retirement benefit obligations:
Balance at beginning of period	$(751)	$(705)
Amounts reclassified from accumulated other comprehensive loss: (2)
Amortization of actuarial loss, net of taxes of $(4), $(4)	13	12
Balance at end of period	$(738)	$(693)
Total accumulated other comprehensive loss at end of period	$(33,245)	$(35,434)

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
There are a number of risks and uncertainties that could cause the Company’s actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Important factors that could cause the Company’s actual results to differ materially from those expressed as forward-looking statements include, without limitation, those set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Annual Report on Form 10-K”) in Part I, Item 1A under the heading Risk Factors, and in the Company’s subsequent filings with the U.S. Securities and Exchange Commission (the “SEC”). Such risks, uncertainties and other important factors include, among others, risks related to:
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
•The Company's ability to complete acquisitions or successfully integrate acquisitions;
•Intense market competition, changing customer practices or preferences and inventory rationalization among retailers;
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
RECENT DEVELOPMENTS
The global economy experienced relatively high inflation throughout 2023. As global inflation levels moderate, the impact of elevated inflation and high interest rates may negatively impact consumer spending and buying patterns in 2024. Shifts in consumer spending and buying patterns may directly impact our retailer ordering patterns, which may adversely impact the Company's results. In addition, disruptions in the global supply chain due to attacks on commercial vessels in the Red Sea, may adversely impact the Company’s results due to supply delays and an increase in transportation costs. The Company expects uncertainty as result of these trends in 2024.
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
EQUITY INVESTMENT
As of March 31, 2024, the Company owned 24.7% of the outstanding capital stock of Grupo Vasconia S.A.B. (“Vasconia”), an integrated manufacturer of aluminum products and a housewares company in Mexico. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange. The Quotation Key is VASCONI. The Company accounts for its investment in Vasconia using the equity method of accounting and records its proportionate share of Vasconia’s net loss in the Company’s condensed consolidated statements of operations. Accordingly, the Company has recorded its proportionate share of Vasconia’s net loss for the three months ended March 31, 2024 and 2023 in the accompanying unaudited condensed consolidated statements of operations. Pursuant to a Shares Subscription Agreement, the Company may designate four persons to be nominated as members of Vasconia’s Board of Directors (the "Vasconia Board"). As of March 31, 2024, the Vasconia Board was comprised of eleven members, of whom the Company had zero designated members.
SEASONALITY
The Company’s business and working capital needs are seasonal, with a majority of sales occurring in the third and fourth quarters. In 2023 and 2022, net sales for the third and fourth quarters accounted for 57% and 54% of total annual net sales, respectively. In anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period.
Consistent with the seasonality of the Company’s net sales and inventory levels, the Company also experiences seasonality in its inventory turnover and turnover days from one quarter to the next.
CRITICAL ACCOUNTING ESTIMATES
There have been no material changes to the Company’s critical accounting estimates discussed in the 2023 Annual Report on Form 10-K in Item 7 under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.
RESULTS OF OPERATIONS
The following table sets forth statements of operations data of the Company as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Net sales	100.0%	100.0%
Cost of sales	59.5	63.0
Gross margin	40.5	37.0
Distribution expenses	11.4	11.6
Selling, general and administrative expenses	27.8	26.1
Restructuring expenses	—	0.5
Income (loss) from operations	1.3	(1.2)
Interest expense	(3.9)	(3.7)
Mark to market loss on interest rate derivatives	(0.2)	(0.2)
Loss before income taxes and equity in losses	(2.8)	(5.1)
Income tax (provision) benefit	(0.1)	0.9
Equity in losses, net of taxes	(1.5)	(1.9)
Net loss	(4.4)%	(6.1)%

MANAGEMENT’S DISCUSSION AND ANALYSIS
THREE MONTHS ENDED MARCH 31, 2024 COMPARED TO THE THREE MONTHS ENDED
MARCH 31, 2023
Net Sales
Consolidated net sales for the three months ended March 31, 2024 were $142.2 million, representing a decrease of $3.2 million, or 2.2%, as compared to net sales of $145.4 million for the corresponding period in 2023. In constant currency, a non-GAAP financial measure, which excludes the impact of foreign exchange fluctuations and was determined by applying 2024 average rates to 2023 local currency amounts, consolidated net sales decreased by $3.7 million, or 2.5%, as compared to consolidated net sales in the corresponding period in 2023.
Net sales for the U.S. segment for the three months ended March 31, 2024 were $130.5 million, a decrease of $3.0 million, or 2.2%, as compared to net sales of $133.5 million for the corresponding period in 2023.
Net sales for the U.S. segment’s Kitchenware product category were $83.5 million for the three months ended March 31, 2024, a decrease of $2.2 million, or 2.6%, as compared to $85.7 million for the corresponding period in 2023. The decrease was driven by sales for kitchen tools and gadgets and barware products, partially offset by higher sales for cutlery and boards.
Net sales for the U.S. segment’s Tableware product category were $25.8 million for the three months ended March 31, 2024, an increase of $1.8 million, or 7.5%, as compared to $24.0 million for the corresponding period in 2023. The increase was attributable to higher dinnerware sales due to a new warehouse club program in 2024.
Net sales for the U.S. segment’s Home Solutions product category were $21.2 million for the three months ended March 31, 2024, a decrease of $2.6 million, or 10.9%, as compared to $23.8 million for the corresponding period in 2023. The decrease was in hydration products and Taylor branded bath measurement products, partially offset by higher sales for Home Décor products.
Net sales for the International segment were $11.7 million for the three months ended March 31, 2024, a decrease of $0.2 million, or 1.7%, as compared to net sales of $11.9 million for the corresponding period in 2023. In constant currency, a non-GAAP financial measure, which excludes the impact of foreign exchange fluctuations, net sales decreased $0.7 million, or 5.3%, as compared to consolidated net sales in the corresponding period in 2023. The decrease was attributable to lower replenishment orders for e-commerce and brick-and-mortar customers, partially offset by higher sales in Australia for the Company's global trading business in Asia.
Gross margin
Gross margin for the three months ended March 31, 2024 was $57.5 million, or 40.5%, as compared to $53.8 million, or 37.0%, for the corresponding period in 2023.
Gross margin for the U.S. segment was $53.3 million, or 40.8%, for the three months ended March 31, 2024, as compared to $48.9 million, or 36.6%, for the corresponding period in 2023. The increase in gross margin percentage was due to lower inbound freight costs and favorable product mix.
Gross margin for the International segment was $4.2 million, or 35.9%, for the three months ended March 31, 2024, as compared to $5.0 million, or 42.0%, for the corresponding period in 2023. The decrease in the gross margin percentage was driven by higher product costs due to unfavorable fluctuations in foreign currency exchange rates.
Distribution expenses
Distribution expenses for the three months ended March 31, 2024 were $16.2 million, as compared to $16.9 million for the corresponding period in 2023. Distribution expenses as a percentage of net sales were 11.4% for the three months ended March 31, 2024, as compared to 11.6% for the three months ended March 31, 2023.
Distribution expenses as a percentage of net sales for the U.S. segment were approximately 10.0% and 10.2% for the three months ended March 31, 2024 and 2023, respectively. As a percentage of sales shipped from the Company’s U.S. warehouses, distribution expenses were 10.5% for the three months ended March 31, 2024 and 2023, respectively. The expenses as a percentage of sales were impacted by improved labor management efficiencies resulting in a decrease of employee expenses and lower storage expenses from lower inventory levels, offset by higher freight out and facility expenses.

Distribution expenses as a percentage of net sales for the International segment were 27.2% for the three months ended March 31, 2024, compared to 28.0% for the corresponding period in 2023. As a percentage of sales shipped from the Company’s international warehouses distribution expenses were 23.6% and 24.0% for the three months ended March 31, 2024 and 2023, respectively. The decrease in expenses as a percentage of sales was attributable to lower freight costs.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended March 31, 2024 were $39.5 million, an increase of $1.6 million, or 4.2%, as compared to $37.9 million for the corresponding period in 2023.
Selling, general and administrative expenses for the U.S. segment were $30.8 million for the three months ended March 31, 2024, as compared to $29.3 million for the corresponding period in 2023. As a percentage of net sales, selling, general and administrative expenses were 23.6% and 21.9% for the three months ended March 31, 2024 and 2023, respectively. The increase in expenses was attributable to higher employee expenses, including incentive compensation, legal expenses, expenses related to the start-up of the Company's manufacturing operations in Mexico, and inflationary increases across several expense categories. This was partially offset by a decrease in the provision for doubtful accounts in the current period.
Selling, general and administrative expenses for the International segment were $4.2 million for the three months ended March 31, 2024, as compared to $3.6 million for the corresponding period in 2023. As a percentage of net sales, selling, general and administrative expenses were 35.9% and 30.0% for the three months ended March 31, 2024 and 2023, respectively. The increase in expenses was attributable to increased employee expenses and commission expense.
Unallocated corporate expenses for the three months ended March 31, 2024 were $4.5 million, as compared to $5.0 million for the corresponding period in 2023. The current period decrease was driven by lower professional services and legal expenses.
Restructuring expense
For the three months ended March 31, 2023, the Company incurred $0.8 million of unallocated corporate expense related to the termination payment with its former Executive Chairman.
Interest expense
Interest expense was $5.6 million and $5.3 million for the three months ended March 31, 2024 and 2023, respectively. The increase in expense was a result of higher interest rates on outstanding borrowings, partially offset by lower average outstanding borrowings.
Mark to market loss on interest rate derivatives
Mark to market loss on interest rate derivatives was $0.2 million for the three months ended March 31, 2024 and 2023. The loss recognized for the three months ended March 31, 2024 and 2023 was attributable to the change in the fair value due to the change in the projected interest rate environment. The mark to market amount represents the change in fair value on the Company’s interest rate derivatives that have not been designated as hedging instruments. These derivatives were entered into for purposes of locking-in a fixed interest rate on a portion of the Company’s variable interest rate debt. As of March 31, 2024, the intent of the Company is to hold these derivative contracts until their maturity.
Income taxes
Income tax provision of $0.2 million and income tax benefit of $1.3 million for the three months ended March 31, 2024 and 2023, respectively, represent taxes on both U.S. and foreign earnings at a combined effective income tax provision rate of (5.3)% and benefit rate of 18.3%, respectively. The negative rate for the three months ended March 31, 2024 reflects tax expense on a pretax financial reporting loss. The effective tax rate for the three months ended March 31, 2024 differs from the federal statutory income tax rate of 21.0% primarily due to the expiration of non-qualified stock options and the vesting of equity-based awards, where the book expense exceeded the tax deduction upon vesting, and foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance. The effective tax rate for the three months ended March 31, 2023 differs from the federal statutory income tax rate of 21.0% primarily due to state and local tax expense, the impact of non-deductible expenses, and foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance.
Equity in losses
Equity in losses of Vasconia, net of taxes, was $2.1 million for the three months ended March 31, 2024, as compared to equity in losses of Vasconia, net of taxes, of $0.7 million for the three months ended March 31, 2023. For the three months ended

March 31, 2023, equity in losses included a non-cash impairment charge of $2.1 million, to reduce the carrying value of the Company’s investment in Vasconia to its fair value.
Vasconia reported loss from operations of $6.9 million for the three months ended March 31, 2024, as compared to loss from operations of $1.0 million for the three months ended March 31, 2023. The increase in loss from operations was primarily attributable to decreased operating results in the current period.
LIQUIDITY AND CAPITAL RESOURCES
The Company’s principal sources of cash to fund liquidity needs are: (i) cash provided by operating activities and (ii) borrowings available under its revolving credit facility under the ABL Agreement, as defined below. The Company’s primary uses of funds consist of working capital requirements, capital expenditures, acquisitions and investments, payments of dividends, and payments of principal and interest on its debt.
At March 31, 2024, the Company had cash and cash equivalents of $4.6 million, compared to $16.2 million at December 31, 2023. Working capital was $199.0 million at March 31, 2024, compared to $224.4 million at December 31, 2023. Liquidity as of March 31, 2024 was $125.1 million, consisting of $4.6 million of cash and cash equivalents, $96.7 million of availability under the ABL Agreement, and $23.8 million of available funding under the Receivables Purchase Agreement.
Inventory, a large component of the Company’s working capital, is expected to fluctuate from period to period, with inventory levels higher primarily in the June through October time period. The Company also expects inventory turnover to fluctuate from period to period based on product and customer mix. Certain product categories have lower inventory turnover rates as a result of minimum order quantities from the Company’s vendors or customer replenishment needs. Certain other product categories experience higher inventory turns due to lower minimum order quantities or trending sale demands. For the three months ended March 31, 2024, inventory turnover was 1.8 times, or 203 days, as compared to 1.7 times, or 212 days, for the three months ended March 31, 2023. Inventory turns have remained relatively consistent.
On February 7, 2024, in connection with the Wallace EPA Matter, the Company provided financial assurance of $5.6 million in the form of a letter of credit. This reduced the availability under the revolving credit facility in the period.
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
The Company closely monitors the creditworthiness of its customers. Based upon its evaluation of changes in customers’ creditworthiness, the Company may modify credit limits and/or terms of sale. However, notwithstanding the Company’s efforts to monitor its customers’ financial condition, the Company could be materially adversely affected by future changes in these conditions.
Indebtedness
On August 26, 2022, the Company entered into Amendment No. 2 (the “Amendment”) to the Company’s credit agreement, dated as of March 2, 2018 (as amended, the “ABL Agreement”) among the Company, as a Borrower, certain subsidiaries of the Company, as Borrowers and/or Loan Parties, JPMorgan Chase Bank, N.A., as Administrative Agent and a Lender. The ABL Agreement provides for a senior secured asset-based revolving credit facility in the maximum aggregate principal amount of $200.0 million, which facility will mature on August 26, 2027.
On November 14, 2023, the Company entered into Amendment No. 2 to amend the Loan Agreement, dated as of March 2, 2018, among the Company, as borrower, the other loan parties from time to time party thereto, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (as amended, the “Term Loan” and together with the ABL Agreement, the “Debt Agreements”). The Term Loan has a principal amount of $150.0 million, and matures on August 26, 2027.
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
As of March 31, 2024 and December 31, 2023, the total availability under the ABL Agreement were as follows (in thousands):

	March 31, 2024	December 31, 2023
Maximum aggregate principal allowed	$146,084	$181,919
Outstanding borrowings under the ABL Agreement	(40,860)	(60,395)
Standby letters of credit	(8,522)	(2,894)
Total availability under the ABL Agreement	$96,702	$118,630
Availability under the ABL Agreement is limited to the lesser of the $200.0 million commitment thereunder and the borrowing base and therefore depends on the valuation of certain current assets comprising the borrowing base. The borrowing capacity under the ABL Agreement will depend, in part, on eligible levels of accounts receivable and inventory that fluctuate regularly. Due to the seasonality of the Company’s business, the Company may have greater borrowing availability during the third and fourth quarters of each year. Consequently, the $200.0 million commitment thereunder may not represent actual borrowing capacity. The Company’s borrowing capacity may be further limited by the Term Loan financial covenant of 5.00 to 1.00 maximum Total Net Leverage Ratio.
The current and non-current portions of the Company’s Term Loan included in the condensed consolidated balance sheets were as follows (in thousands):

	March 31, 2024	December 31, 2023
Current portion of Term Loan:
Term Loan payment	$9,375	$7,500
Estimated Excess Cash Flow principal payment	4,000	—
Estimated unamortized debt issuance costs	(2,723)	(2,758)
Total Current portion of Term Loan	$10,652	$4,742

Non-current portion of Term Loan:
Term Loan, net of current portion	$136,625	$142,500
Estimated unamortized debt issuance costs	(5,999)	(6,666)
Total Non-current portion of Term Loan	$130,626	$135,834
The estimated Excess Cash Flow principal payment recorded at March 31, 2024 represents the Company’s estimate for the Excess Cash Flow Payment due in 2025. There was no Excess Cash Flow payment due in 2024.
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
Borrowings under the revolving credit facility bear interest, at the Company’s option, at one of the following rates: (i) an alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.5% or one-month Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus 1.0% as of a specified date in advance of the determination, but in each case not less than 1.0%, plus a margin of 0.25% to 0.50%, or (ii) Adjusted Term SOFR, which is the Term SOFR Rate for the selected 1, 3 or 6 month interest period plus 0.10% (or Euro Interbank Offered Rate “EURIBOR” for borrowings denominated in Euro; or Sterling Overnight Index Average “SONIA” for borrowings denominated in Pounds Sterling), but in each case not less than zero, plus a margin of 1.25% to 1.50%. The respective margins are based upon average quarterly availability, as defined in and computed pursuant to the ABL Agreement. In addition, the Company pays a commitment fee of 0.20% to 0.25% per annum based on the average daily unused portion of the aggregate commitment under the ABL Agreement. The interest rate on outstanding borrowings under the ABL Agreement at March 31, 2024 was between 6.44% and 8.75%. The Company paid a commitment fee of 0.25% on the unused portion of the ABL Agreement during the three months ended March 31, 2024.
The Term Loan bears interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of (x) the prime rate, (y) a federal funds and overnight bank funding based rate plus 0.5% or (z) one-month Adjusted Term SOFR, but not less than 1.0%, plus 1.0%, plus a margin of 4.5% or (ii) Adjusted Term SOFR (Term SOFR plus the Term SOFR Adjustment) for the applicable interest period, but not less than 1.0%, plus a margin of 5.5%. The interest rate on outstanding borrowings under the Term Loan at March 31, 2024 was 10.94%.
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
The Company was in compliance with the covenants of the Debt Agreements at March 31, 2024.
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
The Company’s adjusted EBITDA for the trailing twelve months ended March 31, 2024 was $59.5 million.
Capital expenditures for the three months ended March 31, 2024 were $0.6 million.
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
The following is a reconciliation of the net (loss) income, as reported, to adjusted EBITDA, for each of the last four quarters and the 12 months ended March 31, 2024:

	Quarter Ended				Twelve Months Ended March 31, 2024
	June 30, 2023	September 30, 2023	December 31, 2023	March 31, 2024
	(in thousands)
Net (loss) income as reported	$(6,520)	$4,206	$2,707	$(6,260)	$(5,867)
Undistributed equity losses, net	5,863	1,047	2,978	2,092	11,980
Income tax provision	1,242	3,015	3,313	210	7,780
Interest expense	5,528	5,246	5,618	5,614	22,006
Depreciation and amortization	4,925	4,821	4,955	4,939	19,640
Mark to market (gain) loss on interest rate derivatives	(197)	98	364	174	439
Stock compensation expense	1,011	898	917	807	3,633
Contingent consideration fair value adjustments	(50)	—	(600)	—	(650)
(Gain) loss on extinguishments of debt, net	(1,520)	—	759	—	(761)
Acquisition related expenses	242	186	407	95	930
Warehouse redesign expenses(1)	157	176	51	18	402
Adjusted EBITDA(2)	$10,681	$19,693	$21,469	$7,689	$59,532
(1) For the twelve months ended March 31, 2024, the warehouse redesign expenses were related to the U.S. segment.
(2) Adjusted EBITDA is a non-GAAP financial measure that is defined in the Company’s debt agreements. Adjusted EBITDA is defined as net (loss) income, adjusted to exclude undistributed equity in losses, income tax provision, interest expense, depreciation and amortization, mark to market (gain) loss on interest rate derivatives, stock compensation expense, (gain) loss on extinguishments of debt, net, and other items detailed in the table above that are consistent with exclusions permitted by our debt agreements.
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
The Company did not sell receivables to HSBC during the three months ended March 31, 2024 and March 31, 2023. At March 31, 2024, $23.8 million of accounts receivables were available for sale to HSBC, net of applicable charges.
Derivatives
Interest Rate Swaps
In June 2019 the Company entered into interest rate swap agreements, with an aggregate notional value of $25.0 million and expire in February 2025. In March 2024, the Company entered into a new interest rate swap agreement, with an aggregate notional value of $25.0 million and expire in August 2027. These non-designated interest rate swaps serve as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. The Company’s total outstanding notional value of interest rate swaps was $50.0 million at March 31, 2024.

The Company’s interest rate swaps that were designated as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings expired in March 2023. The Company has no designated interest rate swaps at March 31, 2024.
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
The aggregate gross notional value of foreign exchange contracts at March 31, 2024 was $7.0 million. These foreign exchange contracts have been designated as hedges in order to apply hedge accounting.
The Company is exposed to market risks as well as changes in foreign currency exchange rates as measured against the USD and each other, and to changes to the credit risk of derivative counterparties. The Company attempts to minimize these risks primarily by using foreign currency forward contracts and by maintaining counterparty credit limits. These hedging activities provide only limited protection against currency exchange and credit risk. Factors that could influence the effectiveness of the Company’s hedging programs include those impacting currency markets and the availability of hedging instruments and liquidity of the credit markets. All foreign currency forward contracts that the Company enters into are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure. The Company does not enter into such contracts for speculative purposes, and as of March 31, 2024, these foreign exchange contracts have been designated as hedges in to order to apply hedge accounting.
Operating activities
Net cash provided by operating activities was $10.5 million for the three months ended March 31, 2024, as compared to net cash provided by operating activities of $12.1 million for the three months ended March 31, 2023. The decrease from 2024 compared to 2023 was attributable to higher use of cash related to inventory purchases, partially offset by timing of collections related to the Company's accounts receivables.
Investing activities
Net cash used in investing activities was $0.6 million and $0.5 million for the three months ended March 31, 2024 and 2023, respectively.
Financing activities
Net cash used in financing activities was $21.4 million for the three months ended March 31, 2024, as compared to net cash provided by financing activities of $5.7 million for the three months ended March 31, 2023. The change was attributable to the higher repayments of revolving credit facility in the 2024 period. The cash used in financing activities was partially offset by no payments for stock repurchases in the 2024 period.
Stock repurchase program
On March 14, 2022, the Company announced that its Board authorized the repurchase of up to $20.0 million of the Company’s common stock, replacing the Company’s previously-authorized $10.0 million share repurchase program. The repurchase authorization permits the Company to effect the repurchases from time to time through open market purchases and privately negotiated transactions. No repurchases were effected during the three months ended March 31, 2024. As of March 31, 2024, the remaining dollar amount available for repurchases under the Board authorized plan was $11.1 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the 2023 Annual Report on Form 10-K.
Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2024, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.
(b)Changes in Internal Controls
There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
For a description of the Company’s legal proceedings, please see NOTE 12 — CONTINGENCIES, to the Company's condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, readers should carefully consider the factors discussed in Part I, Item 1A—Risk Factors in the 2023 Annual Report on Form 10-K, and in the Company’s other filings with the SEC, which could materially affect the Company’s business, financial condition, cash flows or future results. There have been no material changes from the risk factors previously disclosed in Part I, Item 1A—Risk Factors in the 2023 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs subsequent to end of period (2)
March 1 - March 31, 2024	105,359	$9.76	—	$11,140,752
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
(2)On March 14, 2022, the Company announced that its Board authorized the repurchase of up to $20.0 million of the Company’s common stock, replacing the Company’s previously-authorized $10 million share repurchase program. The repurchase authorization permits the Company to effect the repurchases from time to time through open market purchases and privately negotiated transactions. No repurchases occurred during the three months ended March 31, 2024.

Item 5. Other Information
Rule 10b5-1 Trading Plans
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2024.

Item 6. Exhibits
See the Exhibit Index below, which is incorporated by reference herein.
Exhibit Index

Exhibit No.

10.1
Amendment No.4 to the Receivables Purchase Agreement, dated as of February 23, 2024 by and among the Company, as a Seller and as a Seller Agent and initial Servicer, for itself and each of its subsidiaries thereto as a Seller, and HSBC Bank USA, National Association, as Purchaser (incorporated by reference to Exhibit 10.51 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023)

31.1*
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

Lifetime Brands, Inc.

/s/ Robert B. Kay	May 9, 2024
Robert B. Kay
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Laurence Winoker	May 9, 2024
Laurence Winoker
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)