Form 10-Q
period 2024-06-30
LIFETIME BRANDS, INC
filed 2024-08-08
CIK 874396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding as of July 31, 2024 was 22,157,912.

LIFETIME BRANDS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2024

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,396	$16,189
Accounts receivable, less allowances of $13,684 at June 30, 2024 and $15,952 at December 31, 2023	112,530	155,180
Inventory	208,480	188,647
Prepaid expenses and other current assets	15,344	16,339
Income taxes receivable	3,546	—
TOTAL CURRENT ASSETS	343,296	376,355
PROPERTY AND EQUIPMENT, net	15,689	16,970
OPERATING LEASE RIGHT-OF-USE ASSETS	64,091	69,756
INVESTMENT	—	1,826
INTANGIBLE ASSETS, net	191,624	199,133
OTHER ASSETS	2,264	3,102
TOTAL ASSETS	$616,964	$667,142
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturity of term loan	$6,822	$4,742
Accounts payable	59,523	54,154
Accrued expenses	64,974	78,356
Income taxes payable	—	641
Current portion of operating lease liabilities	14,516	14,075
TOTAL CURRENT LIABILITIES	145,835	151,968
OTHER LONG-TERM LIABILITIES	13,401	9,126
INCOME TAXES PAYABLE, LONG-TERM	1,493	1,493
OPERATING LEASE LIABILITIES	62,937	70,009
DEFERRED INCOME TAXES	7,580	7,438
REVOLVING CREDIT FACILITY	32,635	60,395
TERM LOAN	133,278	135,834
STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value, shares authorized: 100 shares of Series A and 2,000,000 shares of Series B; none issued and outstanding	—	—
Common stock, $0.01 par value, shares authorized: 50,000,000 at June 30, 2024 and December 31, 2023; shares issued and outstanding: 22,157,912 at June 30, 2024 and 21,813,266 at December 31, 2023	222	218
Paid-in capital	278,484	277,728
Accumulated deficit	(39,895)	(13,568)
Accumulated other comprehensive loss	(19,006)	(33,499)
TOTAL STOCKHOLDERS’ EQUITY	219,805	230,879
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$616,964	$667,142
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	$141,666	$146,436	$283,908	$291,871
Cost of sales	87,116	90,445	171,811	182,038
Gross margin	54,550	55,991	112,097	109,833
Distribution expenses	15,052	15,732	31,233	32,617
Selling, general and administrative expenses	38,331	35,863	77,867	73,770
Restructuring expenses	—	—	—	856
Income from operations	1,167	4,396	2,997	2,590
Interest expense	(5,157)	(5,528)	(10,771)	(10,864)
Mark to market (loss) gain on interest rate derivatives	(82)	197	(256)	(37)
Gain on extinguishments of debt, net	—	1,520	—	1,520
Loss on equity securities	(14,152)	—	(14,152)	—
(Loss) income before income taxes and equity in losses	(18,224)	585	(22,182)	(6,791)
Income tax benefit (provision)	57	(1,242)	(153)	106
Equity in losses, net of taxes	—	(5,863)	(2,092)	(8,640)
NET LOSS	$(18,167)	$(6,520)	$(24,427)	$(15,325)
BASIC LOSS PER COMMON SHARE	$(0.85)	$(0.31)	$(1.14)	$(0.72)
DILUTED LOSS PER COMMON SHARE	$(0.85)	$(0.31)	$(1.14)	$(0.72)
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(18,167)	$(6,520)	$(24,427)	$(15,325)
Other comprehensive income, net of taxes:
Net change in translation adjustment	14,205	1,237	14,245	2,798
Net change in cash flow hedges	22	(300)	223	(1,453)
Effect of retirement benefit obligations	12	11	25	23
Other comprehensive income, net of taxes	14,239	948	14,493	1,368
Comprehensive loss	$(3,928)	$(5,572)	$(9,934)	$(13,957)
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common stock		Paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2023	21,813	$218	$277,728	$(13,568)	$(33,499)	$230,879
Net loss	—	—	—	(6,260)	—	(6,260)
Other comprehensive income, net of taxes	—	—	—	—	254	254
Performance shares issued to employees	152	2	(2)	—	—	—
Net issuance of restricted shares granted to employees	213	2	(2)	—	—	—
Stock compensation expense	—	—	799	—	—	799
Shares effectively repurchased for required employee withholding taxes	(105)	(1)	(1,027)	—	—	(1,028)
Dividends (1)	—	—	—	(943)	—	(943)
BALANCE AT MARCH 31, 2024	22,073	$221	$277,496	$(20,771)	$(33,245)	$223,701
Net loss	—	—	—	(18,167)	—	(18,167)
Other comprehensive income, net of taxes	—	—	—	—	14,239	14,239
Net issuance of restricted shares granted to employees and directors	92	1	(1)	—	—	—
Stock compensation expense	—	—	1,044	—	—	1,044
Shares effectively repurchased for required employee withholding taxes	(7)	—	(55)	—	—	(55)
Dividends (1)	—	—	—	(957)	—	(957)
BALANCE AT JUNE 30, 2024	22,158	$222	$278,484	$(39,895)	$(19,006)	$219,805

	Common stock		Paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2022	21,780	$218	$274,579	$1,145	$(35,854)	$240,088
Net loss	—	—	—	(8,805)	—	(8,805)
Other comprehensive income, net of taxes	—	—	—	—	420	420
Performance shares issued to employees	120	1	(1)	—	—	—
Net issuance of restricted shares granted to employees	185	2	(2)	—	—	—
Stock compensation expense	—	—	866	—	—	866
Shares effectively repurchased for required employee withholding taxes	(74)	(1)	(438)	—	—	(439)
Stock repurchase	(320)	(3)	—	(2,536)	—	(2,539)
Dividends (1)	—	—	—	(930)	—	(930)
BALANCE AT MARCH 31, 2023	21,691	$217	$275,004	$(11,126)	$(35,434)	$228,661
Net loss	—	—	—	(6,520)	—	(6,520)
Other comprehensive income, net of taxes	—	—	—	—	948	948
Net issuance of restricted shares granted to employees and directors	141	1	(1)	—	—	—
Stock compensation expense	—	—	1,010	—	—	1,010
Shares effectively repurchased for required employee withholding taxes	(18)	—	(98)	—	—	(98)
Dividends (1)	—	—	—	(950)	—	(950)
BALANCE AT JUNE 30, 2023	21,814	$218	$275,915	$(18,596)	$(34,486)	$223,051
(1) Cash dividends declared per share of common stock were $0.085 and $0.085 in the six months ended June 30, 2024 and 2023, respectively.
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Six Months Ended June 30,
	2024	2023
OPERATING ACTIVITIES
Net loss	$(24,427)	$(15,325)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,833	9,795
Amortization of financing costs	1,471	975
Mark to market loss on interest rate derivatives	256	37
Non-cash lease adjustment	(965)	(1,255)
(Recovery) provision for doubtful accounts	(287)	1,528
Deferred income taxes	144	—
Stock compensation expense	1,844	1,872
Equity in losses, net of taxes	2,092	8,640
Contingent consideration fair value adjustments	—	(50)
Gain on early retirement of debt	—	(1,520)
Loss on equity securities	14,152	—
Changes in operating assets and liabilities
Accounts receivable	42,712	25,524
Inventory	(20,184)	11,492
Prepaid expenses, other current assets and other assets	1,687	1,563
Accounts payable, accrued expenses and other liabilities	(3,213)	(10,989)
Income taxes receivable	(3,546)	(3,049)
Income taxes payable	(639)	(245)
NET CASH PROVIDED BY OPERATING ACTIVITIES	20,930	28,993
INVESTING ACTIVITIES
Purchases of property and equipment	(1,098)	(993)
NET CASH USED IN INVESTING ACTIVITIES	(1,098)	(993)
FINANCING ACTIVITIES
Proceeds from revolving credit facility	74,207	30,378
Repayments of revolving credit facility	(101,804)	(16,546)
Repayments of term loan	(1,875)	(44,866)
Payment of financing costs	—	(433)
Payments for finance lease obligations	(14)	(14)
Payments of tax withholding for stock based compensation	(1,083)	(537)
Payments for stock repurchase	—	(2,539)
Cash dividends paid	(1,977)	(1,907)
NET CASH USED IN FINANCING ACTIVITIES	(32,546)	(36,464)
Effect of foreign exchange on cash	(79)	(12)
DECREASE IN CASH AND CASH EQUIVALENTS	(12,793)	(8,476)
Cash and cash equivalents at beginning of period	16,189	23,598
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,396	$15,122
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
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
Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
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
June 30, 2024
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
Receivable purchase agreement
The Company has an uncommitted Receivables Purchase Agreement with HSBC Bank USA, National Association (“HSBC”) as Purchaser (the “Receivables Purchase Agreement”). The sale of accounts receivable, under the Receivables Purchase Agreement with HSBC, is excluded from the Company’s unaudited condensed consolidated balance sheets at the time of sale and the related sale expense is included in selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations. The Company did not sell receivables to HSBC during the three and six months ended June 30, 2024 and June 30, 2023.
At June 30, 2024, $18.7 million of accounts receivables were available for sale to HSBC, net of applicable charges.
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
The components of inventory were as follows (in thousands):

	June 30, 2024	December 31, 2023
Finished goods	$198,776	$180,860
Work in process	28	106
Raw materials	9,676	7,681
Total	$208,480	$188,647

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(unaudited)
The Company also evaluates qualitative factors to determine whether impairment indicators exist for its indefinite-lived intangibles and performs quantitative tests if required. These tests can include the relief from royalty model or other valuation models. The significant assumptions used in the relief from royalty model are future net sales for the related brands, royalty rates and the cost of capital to determine the fair value of the indefinite-lived intangibles. The Company completed the quantitative impairment analysis for its indefinite-lived asset as of October 1, 2023, by comparing the fair value of the indefinite-lived trade name to the carrying value using a relief from royalty method. As of October 1, 2023, the fair value of the Company’s indefinite-lived trade name exceeded its carrying value by 7%. While the indefinite-lived trade name was not determined to be impaired, if the indefinite-lived trade name does not perform as projected or if market factors utilized in the impairment analysis deteriorate, including an unfavorable change in the weighted average cost of capital, could materially affect the expected cash flows, and such impacts could potentially result in a material non-cash impairment charge.
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
June 30, 2024
(unaudited)
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
NOTE 2 —REVENUE
The Company sells products wholesale, to retailers and distributors, and sells products retail, directly to consumers. Wholesale sales and retail sales are recognized at the point in time the customer obtains control of the products in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products. To indicate the transfer of control, the Company must have a present right to payment, legal title must have passed to the customer, the customer must have the significant risks and rewards of ownership, and where acceptance is not a formality, the customer must have accepted the product or service. The Company’s principal terms of sale are Free On Board (“FOB”) Shipping Point, or equivalent, and, as such, the Company primarily transfers control and records revenue for product sales upon shipment. Sales arrangements with delivery terms that are not FOB Shipping Point are not recognized upon shipment and the transfer of control for revenue recognition is evaluated based on the associated shipping terms and customer obligations. Shipping and handling fees that are billed to customers in sales transactions are included in net sales and amounted to $0.6 million and $1.2 million for the three and six months ended June 30, 2024, respectively and $0.5 million and $0.9 million for the three and six months ended June 30, 2023, respectively. Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(unaudited)
The following tables present the Company’s net sales disaggregated by segment, product category and geographic region for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
U.S. segment
Kitchenware	$80,787	$84,015	$164,317	$169,747
Tableware	26,341	26,149	52,100	50,148
Home Solutions	23,375	24,815	44,566	48,569
Total U.S. segment	130,503	134,979	260,983	268,464

International segment	11,163	11,457	22,925	23,407
Total net sales	$141,666	$146,436	$283,908	$291,871

United States	$118,954	$127,295	$239,457	$254,541
United Kingdom	7,150	7,679	14,616	16,291
Rest of World	15,562	11,462	29,835	21,039
Total net sales	$141,666	$146,436	$283,908	$291,871

NOTE 3 — LEASES
The Company has operating leases for corporate offices, distribution facilities, a manufacturing plant, and certain vehicles.
The components of lease expense for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease expenses(1):
Fixed lease expense	$4,265	$4,232	$8,528	$8,406
Variable lease expense	1,650	1,324	3,018	2,750
Total	$5,915	$5,556	$11,546	$11,156
(1) Expenses are recorded within distribution expenses and selling, general and administrative expenses on the unaudited condensed consolidated statement of operations.
Supplemental cash flow information for lease related liabilities and assets for the six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$9,493	$9,661

	Six Months Ended June 30,
	2024	2023
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$423	$2,715

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(unaudited)
The aggregate future lease payments for operating leases as of June 30, 2024 were as follows (in thousands):

Operating
2024 (excluding the six months ended June 30, 2024)	$9,536
2025	18,888
2026	18,511
2027	14,290
2028	12,830
2029	6,682
Thereafter	11,762
Total lease payments	92,499
Less: Interest	(15,046)
Present value of lease payments	$77,453
Average lease terms and discount rates were as follows:

June 30, 2024
Operating leases:
Weighted-average remaining lease term (years)	5.6
Weighted-average discount rate	6.4%
NOTE 4 —INVESTMENT
As of June 30, 2024, the Company owned 24.7% of the outstanding capital stock of Grupo Vasconia S.A.B. (“Vasconia”), an integrated manufacturer of aluminum products and a housewares company in Mexico. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange. The Quotation Key is VASCONI. During the second quarter of 2024, Vasconia’s shareholders’ approved a resolution to a reorganization process in terms of the Law of Commercial Bankruptcy in Mexico and subsequently a bankruptcy suit was filed against Vasconia by one of its largest suppliers. The Company concluded that the recent events constituted a loss of significant influence and resulted in the discontinuation of the equity method of accounting. The Company will account for its Vasconia investment at fair value in accordance with Accounting Standards Codification (“ASC”) Topic 321: Investments — Equity Securities, with any changes in fair value recorded within income (loss) on equity securities on the consolidated statements of operations. As a result of the loss of significant influence, the accumulated other comprehensive losses previously recognized under the equity method of accounting was reclassified to the carrying value of the Vasconia investment and subsequently resulted in a non-cash loss of $14.2 million to reduce the investment to its fair value. The fair value of the Vasconia investment was not material as of June 30, 2024.
Given Vasconia's limited trading activity, recent operating results of Vasconia and impact of the bankruptcy related activity, the fair value of the Vasconia investment was measured using the income approach based on Level 3 unobservable inputs.
Prior to accounting for the investment in Vasconia at fair value, equity in losses, net of taxes recognized for the six months ended June 30, 2024 and the three and six months ended June 30, 2023, included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Vasconia equity in losses, net of taxes	$—	$(1,422)	$(2,092)	$(2,146)
Impairment on investment in Vasconia	—	(4,441)	—	(6,494)
Equity in losses, net of taxes	$—	$(5,863)	$(2,092)	$(8,640)

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(unaudited)
NOTE 5 — INTANGIBLE ASSETS
Intangible assets consisted of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024			December 31, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill(1)	$33,237	$—	$33,237	$33,237	$—	$33,237
Indefinite-lived intangible assets:
Trade names(1)	42,000	—	42,000	42,000	—	42,000
Finite-lived intangible assets:
Licenses	15,847	(12,337)	3,510	15,847	(12,110)	3,737
Trade names(2)	62,478	(25,926)	36,552	62,493	(23,862)	38,631
Customer relationships(2)	143,157	(68,585)	74,572	143,158	(63,630)	79,528
Other (2)	5,871	(4,118)	1,753	5,872	(3,872)	2,000
Total	$302,590	$(110,966)	$191,624	$302,607	$(103,474)	$199,133
(1) The gross and net value at June 30, 2024 and December 31, 2023 reflect a reduction of $91.7 million in impairment charges on goodwill and $1.0 million in impairment charges on indefinite-lived intangible assets.
(2) The gross value and accumulated amortization at June 30, 2024 and December 31, 2023 reflect a reduction of $44.1 million and $(29.3) million, respectively, for the net $14.8 million previous impairment charge on finite-lived intangible assets within the international segment and a $6.5 million reduction in gross value for previous impairment charges on finite-lived intangible assets within the U.S. segment.
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(unaudited)
As of June 30, 2024 and December 31, 2023, the total availability under the ABL Agreement were as follows (in thousands):

	June 30, 2024	December 31, 2023
Maximum aggregate principal allowed	$176,700	$181,919
Outstanding borrowings under the ABL Agreement	(32,635)	(60,395)
Standby letters of credit	(8,534)	(2,894)
Total availability under the ABL Agreement	$135,531	$118,630

Availability under the ABL Agreement is limited to the lesser of the $200.0 million commitment thereunder and the borrowing base and therefore depends on the valuation of certain current assets comprising the borrowing base. The borrowing capacity under the ABL Agreement will depend, in part, on eligible levels of accounts receivable and inventory that fluctuate regularly. Due to the seasonality of the Company’s business, the Company may have greater borrowing availability during the third and fourth quarters of each year. Consequently, the $200.0 million commitment thereunder may not represent actual borrowing capacity. The Company’s borrowing capacity may be further limited by the Term Loan financial covenant of 5.00 to 1.00 maximum Total Net Leverage Ratio. As of June 30, 2024, the availability under the ABL Agreement, limited by the Term Loan financial covenant, was $97.2 million.
The current and non-current portions of the Company’s Term Loan included in the condensed consolidated balance sheets were as follows (in thousands):

	June 30, 2024	December 31, 2023
Current portion of Term Loan:
Term Loan payment	$7,500	$7,500
Estimated Excess Cash Flow principal payment	2,000	—
Estimated unamortized debt issuance costs	(2,678)	(2,758)
Total Current portion of Term Loan	$6,822	$4,742

Non-current portion of Term Loan:
Term Loan, net of current portion	$138,625	$142,500
Estimated unamortized debt issuance costs	(5,347)	(6,666)
Total Non-current portion of Term Loan	$133,278	$135,834
The estimated Excess Cash Flow principal payment recorded at June 30, 2024 represents the Company’s estimate for the Excess Cash Flow Payment due in 2025. There was no Excess Cash Flow payment due in 2024.
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(unaudited)
Borrowings under the revolving credit facility bear interest, at the Company’s option, at one of the following rates: (i) an alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.5% or one-month Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus 1.0% as of a specified date in advance of the determination, but in each case not less than 1.0%, plus a margin of 0.25% to 0.50%, or (ii) Adjusted Term SOFR, which is the Term SOFR Rate for the selected 1, 3 or 6 month interest period plus 0.10% (or Euro Interbank Offered Rate “EURIBOR” for borrowings denominated in Euro; or Sterling Overnight Index Average “SONIA” for borrowings denominated in Pounds Sterling), but in each case not less than zero, plus a margin of 1.25% to 1.50%. The respective margins are based upon average quarterly availability, as defined in and computed pursuant to the ABL Agreement. In addition, the Company pays a commitment fee of 0.20% to 0.25% per annum based on the average daily unused portion of the aggregate commitment under the ABL Agreement. The interest rate on outstanding borrowings under the ABL Agreement at June 30, 2024 was between 4.91% and 8.75%. The Company paid a commitment fee of 0.25% on the unused portion of the ABL Agreement during the six months ended June 30, 2024.
The Term Loan bears interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of (x) the prime rate, (y) a federal funds and overnight bank funding based rate plus 0.5% or (z) one-month Adjusted Term SOFR, but not less than 1.0%, plus 1.0%, plus a margin of 4.5% or (ii) Adjusted Term SOFR (Term SOFR plus the Term SOFR Adjustment) for the applicable interest period, but not less than 1.0%, plus a margin of 5.5%. The interest rate on outstanding borrowings under the Term Loan at June 30, 2024 was 10.94%.
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
The Company was in compliance with the covenants of the Debt Agreements at June 30, 2024.
On June 8, 2023, the Company completed the repurchase of $47.2 million in principal amount of the Term Loan, for $95 per $100 of principal. The repurchase was executed by way of a reverse Dutch auction, pursuant to and in accordance with the terms and conditions provided for in the Term Loan. In connection therewith, debt issuance costs of $0.5 million were written off and fees of $0.4 million were incurred. The gain on the early retirement of the Term Loan of $1.5 million, net of fees and expenses, was recognized during the three and six months ended June 30, 2023.
The Company expects that it will continue to borrow, subject to availability, and repay funds under the ABL Agreement based on working capital and other corporate needs.
NOTE 7 — DERIVATIVES
Interest Rate Swap Agreements
In June 2019 the Company entered into interest rate swap agreements, with an aggregate notional value of $25.0 million and expire in February 2025. In March 2024, the Company entered into a new interest rate swap agreement, with an aggregate notional value of $25.0 million and expire in August 2027. These non-designated interest rate swaps serve as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. The Company’s total outstanding notional value of interest rate swaps was $50.0 million at June 30, 2024.
The Company’s interest rate swaps that were designated as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings expired in March 2023. The Company has no designated interest rate swaps at June 30, 2024.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
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
The aggregate gross notional value of foreign exchange contracts at June 30, 2024 was $5.2 million. These foreign exchange contracts have been designated as hedges in order to apply hedge accounting.
The Company is exposed to market risks as well as changes in foreign currency exchange rates as measured against the USD and each other, and to changes to the credit risk of derivative counterparties. The Company attempts to minimize these risks primarily by using foreign currency forward contracts and by maintaining counterparty credit limits. These hedging activities provide only limited protection against currency exchange and credit risk. Factors that could influence the effectiveness of the Company’s hedging programs include those impacting currency markets and the availability of hedging instruments and liquidity of the credit markets. All foreign currency forward contracts that the Company enters into are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure. The Company does not enter into such contracts for speculative purposes, and as of June 30, 2024, these foreign exchange contracts have been designated as hedges in to order to apply hedge accounting.
The fair values of the Company’s derivative financial instruments included in the condensed consolidated balance sheets are presented as follows (in thousands):

Derivatives designated as hedging instruments	Balance Sheet Location	June 30, 2024	December 31, 2023
Foreign exchange contracts	Prepaid expenses and other current assets	$44	$56
	Accrued expenses	53	144

Derivatives not designated as hedging instruments	Balance Sheet Location	June 30, 2024	December 31, 2023
Interest rate swaps	Prepaid expenses and other current assets	$553	$—
	Other assets	—	793
	Other long-term liabilities	16	—
The fair values of the interest rate swaps have been obtained from the counterparties to the agreements and were based on Level 2 observable inputs using proprietary models and estimates about relevant future market conditions. The fair values of the foreign exchange contracts were based on Level 2 observable inputs using quoted market prices for similar assets in an active market. The counterparties to the derivative financial instruments are major international financial institutions. The Company is exposed to credit risk for the net exchanges under these agreements, but not for the notional amounts. As of June 30, 2024, the Company did not anticipate non-performance by any of its counterparties.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(unaudited)
The amounts of gains and losses, realized and unrealized, related to the Company’s derivative financial instruments designated as hedging instruments are recognized in other comprehensive income, net of taxes, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives designated as hedging instruments	2024	2023	2024	2023
Interest rate swaps	$—	$—	$—	$(120)
Foreign exchange contracts	22	(300)	223	(1,333)
	$22	$(300)	$223	$(1,453)
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
During the three and six months ended June 30, 2024, the Company reclassified $0.02 million and $0.2 million, respectively, of cash flow hedges in accumulated other comprehensive losses to earnings, related to foreign exchange contracts recognized in cost of sales. At June 30, 2024, the estimated amount of existing net losses expected to be reclassified into earnings within the next 12 months was below $0.1 million.
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
Interest and mark to market (losses) gains related to the Company’s derivative financial instruments not designated as hedging instruments that were recognized in earnings are as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments	Location of gain (loss)	2024	2023	2024	2023
Interest rate swaps	Mark to market (loss) gain on interest rate derivatives	$(82)	$197	$(256)	$(37)
	Interest expense	309	196	530	361
		$227	$393	$274	$324
NOTE 8 — STOCK COMPENSATION
On June 20, 2024, the stockholders of the Company approved an amendment and restatement of the Company's Amended and Restated 2000 Long Term Incentive Plan (the "Plan"). The amendment and restatement of the Plan revised the terms and conditions of the Plan to, among other things, increase the shares available for grant under the Plan by 1,500,000 shares. As of June 30, 2024, there were 1,804,161 shares available for the grant of awards under the Plan, assuming maximum performance of performance-based awards.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(unaudited)
Option Awards
A summary of the Company’s stock option activity and related information for the six months ended June 30, 2024 is as follows:

	Options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Options outstanding, January 1, 2024	999,500	$13.31
Grants	50,000	9.76
Expirations	(252,000)	18.68
Options outstanding, June 30, 2024	797,500	11.40	5.2	$197
Options exercisable, June 30, 2024	674,500	$11.78	4.5	$97
Total unrecognized stock option expense remaining (in thousands)	$495
Weighted-average years expected to be recognized over	1.8
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their stock options on June 30, 2024. The intrinsic value is calculated for each in-the-money stock option as the difference between the closing price of the Company’s common stock on June 30, 2024 and the exercise price.
Restricted Stock
A summary of the Company’s restricted stock activity and related information for the six months ended June 30, 2024 is as follows:

	Restricted Shares	Weighted- average grant date fair value
Non-vested restricted shares, January 1, 2024	597,528	$8.44
Grants	313,199	9.54
Vested	(306,425)	7.53
Cancellations	(8,599)	10.07
Non-vested restricted shares, June 30, 2024	595,703	$9.46
Total unrecognized compensation expense remaining (in thousands)	$4,976
Weighted-average years expected to be recognized over	1.7
The total fair value of restricted stock that vested during the six months ended June 30, 2024 was $2.8 million.
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(unaudited)
A summary of the Company’s performance-based award activity and related information for the six months ended June 30, 2024 is as follows:

	Performance- based stock awards (1)	Weighted- average grant date fair value
Non-vested performance-based awards, January 1, 2024	486,972	$10.44
Grants	219,975	9.76
Vested	(152,188)	14.18
Cancellations	(23,815)	13.35
Non-vested performance-based awards, June 30, 2024	530,944	$8.96
Total unrecognized compensation expense remaining (in thousands)(2)	$2,437
Weighted-average years expected to be recognized over	2.3
(1)Represents the target number of shares to be issued for each performance-based award.
(2)The performance metric for the performance-based awards granted in 2022 is not probable of achievement. Therefore, no compensation expense has been recorded on these awards.
The total fair value of performance-based awards that vested during the six months ended June 30, 2024 was $1.5 million.
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
A summary of the Company’s cash-settled performance-based awards activity and related information for the six months ended June 30, 2024 is as follows:

	Cash-settled performance-based awards (1)	Weighted- average fair value
Non-vested cash-settled performance-based awards, January 1, 2024	83,611	$6.71
Cancellations	(1,269)	8.44
Non-vested cash-settled performance-based awards, June 30, 2024	82,342	$8.59
Total unrecognized compensation expense remaining (in thousands)(2)	$—
Weighted-average years expected to be recognized over	0.0
(1) Represents the target number of units to be settled in cash.
(2) The performance metric for the cash-settled performance-based awards granted in 2022 is not probable of achievement. Therefore, no compensation expense has been recorded on these awards.
The Company recorded stock compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Stock Compensation Expense Components	2024	2023	2024	2023
Equity based stock option expense	$60	$50	$110	$179
Restricted and performance-based stock awards expense	984	960	1,733	1,697
Stock compensation expense for equity based awards	$1,044	$1,010	$1,843	$1,876
Liability based stock option expense	(7)	1	1	(4)
Total Stock Compensation Expense	$1,037	$1,011	$1,844	$1,872

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
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
The calculations of basic and diluted loss per common share for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except per share amounts)
Net loss – Basic and Diluted	$(18,167)	$(6,520)	$(24,427)	$(15,325)
Weighted-average shares outstanding – Basic	21,421	21,123	21,399	21,174
Effect of dilutive securities:
Stock options and other stock awards	—	—	—	—
Weighted-average shares outstanding – Diluted	21,421	21,123	21,399	21,174
Basic loss per common share	$(0.85)	$(0.31)	$(1.14)	$(0.72)
Diluted loss per common share	$(0.85)	$(0.31)	$(1.14)	$(0.72)
Antidilutive Securities(1)	1,507	1,624	1,556	1,603
(1) Stock options and other stock awards that have been excluded from the denominator as their inclusion would have been anti-dilutive.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(unaudited)
NOTE 10— INCOME TAXES
Income tax benefit of $0.1 million and income tax provision of $0.2 million for the three and six months ended June 30, 2024, respectively, represent taxes on both U.S. and foreign earnings at a combined effective income tax benefit rate of 0.3% and provision rate of (0.7)%, respectively. The effective tax rate for the three months ended June 30, 2024 differs from the federal statutory income tax rate of 21.0% primarily due to the expiration of non-qualified stock options and the vesting of equity-based awards, where the book expense exceeded the tax deduction upon vesting, and foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance. The negative rate for the six months ended June 30, 2024 reflects tax expense on a pretax financial reporting loss. The effective tax rate for the six months ended June 30, 2024 differs from the federal statutory income tax rate of 21.0% primarily due to foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance.
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
The Company evaluates its tax positions on a quarterly basis and revises its estimates accordingly. There were no material changes to the Company’s uncertain tax positions, interest, or penalties during the three-month periods ended June 30, 2024 and June 30, 2023.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Net sales
U.S.	$130,503	$134,979	$260,983	$268,464
International	11,163	11,457	22,925	23,407
Total net sales	$141,666	$146,436	$283,908	$291,871
Income from operations
U.S.	$9,189	$11,736	$18,631	$17,690
International	(2,932)	(2,829)	(6,021)	(4,721)
Unallocated corporate expenses	(5,090)	(4,511)	(9,613)	(10,379)
Income from operations	$1,167	$4,396	$2,997	$2,590
Depreciation and amortization
U.S.	$4,612	$4,646	$9,268	$9,264
International	282	279	565	531
Total depreciation and amortization	$4,894	$4,925	$9,833	$9,795

	June 30, 2024	December 31, 2023
	(in thousands)
Assets
U.S.	$529,983	$560,716
International	80,039	90,237
Unallocated corporate	6,942	16,189
Total Assets	$616,964	$667,142

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
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
In August 2021, WSPR received a Notice of Liability for the Site from the Department of Justice on behalf of the EPA, and in September 2021, WSPR responded with a good faith offer to conduct additional testing and remedial design work for OU-1. WSPR has actively participated in negotiations among the U.S. Government (the Department of Justice and the EPA) and other potentially responsible parties with respect to the remedial work at OU-1, which negotiations culminated in the finalization of a Consent Decree for Remedial Design and Remedial Action at Operable Unit One of the San German Groundwater Contamination Site (“Consent Decree”). On July 26, 2023, the U.S. Government filed a complaint in United States District Court for the District of Puerto Rico for the purpose of seeking judicial approval of the Consent Decree. As required by

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(unaudited)
applicable regulations, the U.S. Government simultaneously lodged the Consent Decree for public comment. No comments were received during the public comment period. On September 6, 2023, at the conclusion of the public comment period, the U.S. Government filed a Motion to Enter the Consent Decree, which the court granted on December 1, 2023, thereby effectuating the Consent Decree. On January 10, 2024, EPA issued a notice to proceed with the OU-1 remedial work. The Company thereafter commenced remedial work on OU-1 in accordance with the Consent Decree.
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
In the event CBP accepts the evidence presented, then no additional duties or penalties will be owed. If CBP rejects the Company’s position, then the estimated amount of duties that could be owed is $0.1 million. In such event, it is reasonably possible that additional penalties could be assessed, depending upon the level of culpability found, of up to $0.3 million for negligence and up to $0.6 million for gross negligence. In the event penalties are assessed, the Company will have the opportunity to further contest CBP’s findings and seek cancellation or mitigation of such assessments.
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(unaudited)
NOTE 13 — OTHER
Cash dividends
Dividends declared in the six months ended June 30, 2024 were as follows:

Dividend per share	Date declared	Date of record	Payment date
$0.0425	3/8/2024	5/1/2024	5/15/2024
$0.0425	6/20/2024	8/1/2024	8/15/2024
During the six months ended June 30, 2024, the Company paid dividends of $2.0 million. This included payments made on February 15, 2024 and May 15, 2024 of $0.9 million and $0.9 million to stockholders of record on February 1, 2024 and May 1, 2024, and payments of $0.2 million for dividends payable upon the vesting of restricted shares and performance shares.
In the three months ended June 30, 2024, the Company reduced retained earnings for the accrual of $1.0 million relating to the dividend payable on August 15, 2024.
On August 6, 2024, the Board declared a quarterly dividend of 0.0425 per share of common stock payable on November 15, 2024 to stockholders of record on November 1, 2024.
Stock repurchase program
On March 14, 2022, the Company announced that its Board authorized the repurchase of up to $20.0 million of the Company’s common stock, replacing the Company’s previously-authorized $10.0 million share repurchase program. The repurchase authorization permits the Company to effect the repurchases from time to time through open market purchases and privately negotiated transactions. No repurchases were effected during the six months ended June 30, 2024. As of June 30, 2024, the remaining dollar amount available for repurchases under the Board authorized plan was $11.1 million.
Supplemental cash flow information

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$9,853	$10,453
Cash paid for taxes, net of refunds	4,193	3,188

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(unaudited)
Components of accumulated other comprehensive loss, net

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Accumulated translation adjustment:
Balance at beginning of period	$(32,574)	$(34,511)	$(32,614)	$(36,072)
Translation adjustment during period	53	1,237	93	2,798
Amounts reclassified from accumulated other comprehensive loss (1)	14,152	—	14,152	—
Net change in translation adjustment	14,205	1,237	14,245	2,798
Balance at end of period	$(18,369)	$(33,274)	$(18,369)	$(33,274)
Accumulated deferred gains (losses) on cash flow hedges:
Balance at beginning of period	$67	$(230)	$(134)	$923
Change in unrealized gains (losses)	2	(261)	72	(511)
Amounts reclassified from accumulated other comprehensive loss:
Settlement of cash flow hedge (2)	20	(39)	151	(942)
Net change in cash flow hedges, net of taxes of $0, $0, $0, $(2)	22	(300)	223	(1,453)
Balance at end of period	$89	$(530)	$89	$(530)
Accumulated effect of retirement benefit obligations:
Balance at beginning of period	$(738)	$(693)	$(751)	$(705)
Amounts reclassified from accumulated other comprehensive loss: (3)
Amortization of actuarial loss, net of taxes of $(4), $(4), $(8), $(8)	12	11	25	23
Balance at end of period	$(726)	$(682)	$(726)	$(682)
Total accumulated other comprehensive loss at end of period	$(19,006)	$(34,486)	$(19,006)	$(34,486)

(1)Amounts reclassified to the Vasconia investment carrying value as a result of the discontinuation of the equity method investment of accounting and subsequently recognized as a loss on equity securities in the unaudited condensed consolidated statements of operations, to reduce the Vasconia investment to its fair value. Refer to NOTE 4 —INVESTMENT for additional information.
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
•The impact of the United Kingdom’s exit from the European Union on the Company’s U.K. operations;
•The impact of tariffs and trade policies, particularly with respect to China;
•Legislative or regulatory risks relating to climate change;
•Indebtedness, compliance with credit agreements, and access to credit markets;
•Access to the capital markets and credit markets;
•The seasonality of the Company’s cash flows;
•The Company’s ability to complete acquisitions or successfully integrate acquisitions;
•Intense market competition, changing customer practices or preferences and inventory rationalization among retailers;
•Dependence on third-party manufacturers;
•Technology, cybersecurity and data privacy risks;
•Geopolitical conditions, including political instability in the U.S. and abroad, war, conflict, unrest and sanctions, including those related to the conflicts in Ukraine, Israel and surrounding areas;
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
The Company markets several product lines within each of its product categories and under most of the Company’s brands, primarily targeting moderate price points through virtually every major level of trade. The Company believes it possesses certain competitive advantages based on its brands, its emphasis on innovation and new product development, and its sourcing capabilities. The Company owns or licenses a number of leading brands in its industry, including Farberware®, Mikasa®, KitchenAid®, Taylor®, Rabbit®, Pfaltzgraff®, Built NY®, Sabatier®, Fred® & Friends, Kamenstein®, S'well® and Dolly®. Historically, the Company’s sales growth has come from expanding product offerings within its product categories, developing existing brands, acquiring new brands (including complementary brands in markets outside the United States), and establishing new product categories. Key factors in the Company’s growth strategy have been the selective use and management of the Company’s brands and the Company’s ability to provide a stream of new products and designs. A significant element of this strategy is the Company’s in-house design and development teams that create new products, packaging and merchandising concepts.
RECENT DEVELOPMENTS
The global economy experienced relatively high inflation throughout 2023. As global inflation levels moderate, the impact of elevated inflation and high interest rates have negatively impacted, and may continue to negatively impact consumer spending and buying patterns in 2024. Shifts in consumer spending and buying patterns may directly impact our retailer ordering patterns, which may adversely impact the Company’s results. In addition, disruptions in the global supply chain due to attacks on commercial vessels in the Red Sea, have and may continue to adversely impact the Company’s results due to supply delays leading to an increase in safety stock levels and an increase in transportation costs. The Company expects continued uncertainty as result of these trends in 2024.
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
EQUITY INVESTMENT
As of June 30, 2024, the Company owned 24.7% of the outstanding capital stock of Grupo Vasconia S.A.B. (“Vasconia”), an integrated manufacturer of aluminum products and a housewares company in Mexico. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange. The Quotation Key is VASCONI. During the second quarter of 2024, Vasconia’s shareholders’ approved a resolution to a reorganization process in terms of the Law of Commercial Bankruptcy in Mexico and subsequently a bankruptcy suit was filed against Vasconia by one of its largest suppliers. The Company concluded that the recent events constituted a loss of significant influence and resulted in the discontinuation of the equity method of accounting. The Company will account for its Vasconia investment at fair value in accordance with Accounting Standards Codification (“ASC”) Topic 321: Investments — Equity Securities, with any changes in fair value recorded within income (loss) on equity securities on the consolidated statements of operations. As a result of the loss of significant influence, the accumulated other comprehensive losses previously recognized under the equity method of accounting was reclassified to the carrying value of the Vasconia investment and subsequently resulted in a non-cash loss of $14.2 million to reduce the investment to its fair value. The fair value of the Vasconia investment was not material as of June 30, 2024.
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
RESULTS OF OPERATIONS
The following table sets forth statements of operations data of the Company as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.5	61.8	60.5	62.4
Gross margin	38.5	38.2	39.5	37.6
Distribution expenses	10.7	10.7	11.0	11.2
Selling, general and administrative expenses	27.0	24.5	27.4	25.3
Restructuring expenses	—	—	—	0.2
Income from operations	0.8	3.0	1.1	0.9
Interest expense	(3.6)	(3.7)	(3.8)	(3.7)
Mark to market (loss) gain on interest rate derivatives	(0.1)	0.1	(0.1)	—
Gain on early retirement of debt	—	1.0	—	0.5
Loss on equity securities	(10.0)	—	(5.0)	—
(Loss) income before income taxes and equity in losses	(12.9)	0.4	(7.8)	(2.3)
Income tax benefit (provision)	0.1	(0.9)	(0.1)	—
Equity in losses, net of taxes	—	(4.0)	(0.7)	(3.0)
Net loss	(12.8)%	(4.5)%	(8.6)%	(5.3)%

MANAGEMENT’S DISCUSSION AND ANALYSIS
THREE MONTHS ENDED JUNE 30, 2024 COMPARED TO THE THREE MONTHS ENDED
JUNE 30, 2023
Net Sales
Consolidated net sales for the three months ended June 30, 2024 were $141.7 million, representing a decrease of $4.7 million, or 3.2%, as compared to net sales of $146.4 million for the corresponding period in 2023. In constant currency, a non-GAAP financial measure, which excludes the impact of foreign exchange fluctuations and was determined by applying 2024 average rates to 2023 local currency amounts, consolidated net sales decreased by $4.8 million, or 3.3%, as compared to consolidated net sales in the corresponding period in 2023.
Net sales for the U.S. segment for the three months ended June 30, 2024 were $130.5 million, a decrease of $4.5 million, or 3.3%, as compared to net sales of $135.0 million for the corresponding period in 2023.
Net sales for the U.S. segment’s Kitchenware product category were $80.8 million for the three months ended June 30, 2024, a decrease of $3.2 million, or 3.8%, as compared to $84.0 million for the corresponding period in 2023. The decrease was driven by a reduction in sales for kitchen tools and gadgets and kitchen measurement products. This was partially offset by higher sales for bakeware products driven by sales of a new licensed product brand.
Net sales for the U.S. segment’s Tableware product category were $26.3 million for the three months ended June 30, 2024, an increase of $0.2 million, or 0.8%, as compared to $26.1 million for the corresponding period in 2023. The increase was attributable to higher dinnerware sales due to a new warehouse club program introduced in 2024.
Net sales for the U.S. segment’s Home Solutions product category were $23.4 million for the three months ended June 30, 2024, a decrease of $1.5 million, or 6.0%, as compared to $24.9 million for the corresponding period in 2023. The decrease was attributable to lower sales of hydration products and decreased sales of Taylor branded bath measurement products. The decrease was partially offset by higher sales for Home Décor products driven by sales of a new licensed product brand.
Net sales for the International segment were $11.2 million for the three months ended June 30, 2024, a decrease of $0.2 million, or 1.8%, as compared to net sales of $11.4 million for the corresponding period in 2023. In constant currency, a non-GAAP financial measure, which excludes the impact of foreign exchange fluctuations, net sales decreased $0.3 million, or 2.8%, as compared to consolidated net sales in the corresponding period in 2023. The decrease was attributable to lower replenishment orders for e-commerce and brick-and-mortar customers, partially offset by higher sales in Australia for the Company's global trading business in Asia.
Gross margin
Gross margin for the three months ended June 30, 2024 was $54.6 million, or 38.5%, as compared to $56.0 million, or 38.2%, for the corresponding period in 2023.
Gross margin for the U.S. segment was $50.5 million, or 38.7%, for the three months ended June 30, 2024, as compared to $51.7 million, or 38.3%, for the corresponding period in 2023. The increase in the gross margin percentage was driven by favorable product mix.
Gross margin for the International segment was $4.1 million, or 36.6%, for the three months ended June 30, 2024, as compared to $4.3 million, or 37.7%, for the corresponding period in 2023. The decrease in the gross margin percentage was driven by customer mix.
Distribution expenses
Distribution expenses for the three months ended June 30, 2024 were $15.1 million, as compared to $15.7 million for the corresponding period in 2023. Distribution expenses as a percentage of net sales were 10.6% for the three months ended June 30, 2024, as compared to 10.7% for the three months ended June 30, 2023.
Distribution expenses as a percentage of net sales for the U.S. segment were 9.1% and 9.3% for the three months ended June 30, 2024 and 2023, respectively. Distribution expense during the three months ended June 30, 2023 included $0.1 million for redesign costs related to upgrading the Company's U.S. warehouse management system. As a percentage of sales shipped from the Company’s U.S. warehouses, excluding non-recurring expenses, distribution expenses were 9.5% and 9.7% for the three months ended June 30, 2024 and 2023, respectively. The decrease in expenses as a percentage of sales was a result of lower freight out expenses.
Distribution expenses as a percentage of net sales for the International segment were 28.5% for the three months ended June 30, 2024, compared to 27.7% for the corresponding period in 2023. As a percentage of sales shipped from the Company’s international warehouses distribution expenses were 25.1% for the three months ended June 30, 2024 and 2023. The increase in expenses as a percentage of net sales was primarily attributed to lower sales, partially offset by lower freight out expense rates.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended June 30, 2024 were $38.3 million, an increase of $2.4 million, or 6.7%, as compared to $35.9 million for the corresponding period in 2023.
Selling, general and administrative expenses for the U.S. segment were $29.4 million for the three months ended June 30, 2024, as compared to $27.4 million for the corresponding period in 2023. As a percentage of net sales, selling, general and administrative expenses were 22.5% and 20.3% for the three months ended June 30, 2024 and 2023, respectively. The increase in expenses was attributable to higher employee expenses, including incentive compensation, expenses related to the start-up of the Company's manufacturing operations in Mexico, and inflationary increases across several expense categories. This was partially offset by a decrease in the provision for doubtful accounts in the current period.
Selling, general and administrative expenses for the International segment were $3.8 million for the three months ended June 30, 2024, as compared to $4.0 million for the corresponding period in 2023. As a percentage of net sales, selling, general and administrative expenses were 33.9% and 35.1% for the three months ended June 30, 2024 and 2023, respectively. The decrease in expenses was attributable to lower advertising and commission expenses, partially offset by higher employee expenses.
Unallocated corporate expenses for the three months ended June 30, 2024 were $5.1 million, as compared to $4.5 million for the corresponding period in 2023. The current period increase was driven by higher incentive compensation, legal expenses and professional fees.
Interest expense
Interest expense was $5.2 million and $5.5 million for the three months ended June 30, 2024 and 2023, respectively. The decrease in expense was a result of lower average outstanding borrowings, partially offset by higher interest rates on outstanding borrowings.
Mark to market (loss) gain on interest rate derivatives
Mark to market loss on interest rate derivatives was $0.1 million for the three months ended June 30, 2024, as compared to a mark to market gain on interest rate derivatives of $0.2 million for the three months ended June 30, 2023. The loss and gain recognized for the three months ended June 30, 2024 and 2023, respectively, was attributable to the change in the fair value due to the change in the projected interest rate environment. The mark to market amount represents the change in fair value on the Company’s interest rate derivatives that have not been designated as hedging instruments. These derivatives were entered into for purposes of locking-in a fixed interest rate on a portion of the Company’s variable interest rate debt. As of June 30, 2024, the intent of the Company is to hold these derivative contracts until their maturity.
Gain on early retirement of debt
Gain on early retirement of debt was $1.5 million for the three months ended June 30, 2023. The gain recognized for the three months ended June 30, 2023 was attributable to the repurchase of $47.2 million in principal amount of the Term Loan. Refer to NOTE 6 — DEBT for additional information.
Loss on equity securities
Loss on equity securities was $14.2 million for the three months ended June 30, 2024. In the second quarter of 2024, the Company loss significant influence over its investment in Vasconia and discontinued the equity method of accounting. This change resulted in the reclassification of previously recognized accumulated other comprehensive losses to the investment balance and subsequently resulted in a non-cash loss of $14.2 million, to reduce the investment to its fair value. NOTE 4 —INVESTMENT for additional information.

Income taxes
Income tax benefit of $0.1 million and income tax provision of $1.2 million for the three months ended June 30, 2024 and 2023, respectively, represent taxes on both U.S. and foreign earnings at a combined effective income tax benefit rate of 0.3% and provision rate of 212.3%, respectively. The effective tax rate for the three months ended June 30, 2024 differs from the federal statutory income tax rate of 21.0% primarily due to the expiration of non-qualified stock options and the vesting of equity-based awards, where the book expense exceeded the tax deduction upon vesting, and foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance. The effective tax rate for the three months ended June 30, 2023 differs from the federal statutory income tax rate of 21.0% primarily due to state and local tax expense, the impact of non-deductible expenses, and foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance, partially offset by a benefit for federal credits.
Equity in losses, net of taxes
Equity in losses of Vasconia, net of taxes, was $5.9 million for the three months ended June 30, 2023. Equity in losses included a non-cash impairment charge of $4.4 million, to reduce the carrying value of the Company’s equity method investment in Vasconia to its fair value.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SIX MONTHS ENDED JUNE 30, 2024 COMPARED TO THE SIX MONTHS ENDED
JUNE 30, 2023
Net Sales
Consolidated net sales for the six months ended June 30, 2024 were $283.9 million, a decrease of $8.0 million, or 2.7%, as compared to net sales of $291.9 million for the corresponding period in 2023. In constant currency, a non-GAAP financial measure, which excludes the impact of foreign exchange fluctuations and was determined by applying 2024 average rates to 2023 local currency amounts, consolidated net sales decreased by $8.4 million, or 2.9%, as compared to consolidated net sales in the corresponding period in 2023.
Net sales for the U.S. segment for the six months ended June 30, 2024 were $261.0 million, a decrease of $7.5 million, or 2.8%, as compared to net sales of $268.5 million for the corresponding period in 2023.
Net sales for the U.S. segment’s Kitchenware product category were $164.3 million for the six months ended June 30, 2024, a decrease of $5.4 million, or 3.2%, as compared to $169.7 million for the corresponding period in 2023. The decrease was mainly driven by lower consumer demand for kitchen tools and gadgets and barware products, partially offset by higher sales for cutlery & boards and bakeware products.
Net sales for the U.S. segment’s Tableware product category were $52.1 million for the six months ended June 30, 2024, an increase of $2.0 million, or 4.0%, as compared to $50.1 million for the corresponding period in 2023. The increase was primarily driven by dinnerware sales primarily due to a new warehouse club program introduced in 2024.
Net sales for the U.S. segment’s Home Solutions product category were $44.6 million for the six months ended June 30, 2024, a decrease of $4.1 million, or 8.4%, as compared to $48.7 million for the corresponding period in 2023. The decrease was attributable to lower sales of hydration products and decreased sales of Taylor branded bath measurement products. The decrease was partially offset by higher sales for Home Décor products driven by sales of a new licensed product brand.
Net sales for the International segment were $22.9 million for the six months ended June 30, 2024, a decrease of $0.5 million, or 2.1%, as compared to net sales of $23.4 million for the corresponding period in 2023. In constant currency, a non-GAAP financial measure, which excludes the impact of foreign exchange fluctuations, net sales decreased $1.0 million, or 4.1%, as compared to consolidated net sales in the corresponding period in 2023. The decrease was attributable to lower replenishment orders for e-commerce and brick-and-mortar customers, partially offset by higher sales in Australia for the Company's global trading business in Asia.
Gross margin
Gross margin for the six months ended June 30, 2024 was $112.1 million, or 39.5%, as compared to $109.8 million, or 37.6%, for the corresponding period in 2023.

Gross margin for the U.S. segment was $103.8 million, or 39.8%, for the six months ended June 30, 2024, as compared to $100.6 million, or 37.5%, for the corresponding period in 2023. The improvement in gross margin percentage was due to lower inbound freight costs and product mix.
Gross margin for the International segment was $8.3 million, or 36.2%, for the six months ended June 30, 2024, as compared to $9.2 million, or 39.3%, for the corresponding period in 2023. The decrease in gross margin was driven by lower sales. The decrease in gross margin percentage was driven by higher product costs due to unfavorable fluctuations in foreign currency exchange rates.
Distribution expenses
Distribution expenses for the six months ended June 30, 2024 were $31.2 million, as compared to $32.6 million for the corresponding period in 2023. Distribution expenses as a percentage of net sales were 11.0% for the six months ended June 30, 2024, as compared to 11.2% for the six months ended June 30, 2023.
Distribution expenses as a percentage of net sales for the U.S. segment were 9.5% and 9.7% for the six months ended June 30, 2024 and 2023, respectively. Distribution expenses during the six months ended June 30, 2024 and 2023 include $0.1 million and $0.4 million, respectively, for redesign costs related to upgrading the Company's U.S. warehouse management system. As a percentage of sales shipped from the Company’s U.S. warehouses, excluding non-recurring expenses, distribution expenses were 10.0% and for the six months ended June 30, 2024 and 2023. The decrease in expenses as a percentage of net sales was a result of improved labor management efficiencies resulting in a decrease of employee expenses, lower storage expenses from lower inventory levels, and lower pallet expenses, partially offset by higher labor rates and software maintenance expenses.
Distribution expenses as a percentage of net sales for the International segment were 27.7% for the six months ended June 30, 2024, compared to 27.6% for the corresponding period in 2023. As a percentage of sales shipped from the Company’s international warehouse, distribution expenses were 24.3% and 24.5% for the six months ended June 30, 2024 and 2023, respectively. The decrease in expenses as a percentage of sales was a result of lower freight out expenses, partially offset by lower shipment volume.
Selling, general and administrative expenses
Selling, general and administrative expenses for the six months ended June 30, 2024 were $77.9 million, an increase of $4.1 million, or 5.6%, as compared to $73.8 million for the corresponding period in 2023.
Selling, general and administrative expenses for the U.S. segment were $60.3 million for the six months ended June 30, 2024, as compared to $56.7 million for the corresponding period in 2023. As a percentage of net sales, selling, general and administrative expenses were 23.1% and 21.1% for the six months ended June 30, 2024 and 2023, respectively. The increase in expenses was attributable to higher employee expenses, including incentive compensation, expenses related to the start-up of the Company's manufacturing operations in Mexico, legal expenses, and inflationary increases across several expense categories. This was partially offset by a decrease in the provision for doubtful accounts in the current period.
Selling, general and administrative expenses for the International segment were $8.0 million for the six months ended June 30, 2024, as compared to $7.5 million for the corresponding period in 2023. The increase was primarily attributable to higher employee expenses, partially due to unfavorable currency translation.
Unallocated corporate expenses for the six months ended June 30, 2024 were $9.6 million, as compared to $9.5 million for the corresponding period in 2023. The increase was driven by higher incentive compensation, legal expenses, partially offset by lower professional services.
Restructuring expenses
For the six months ended June 30, 2023, the Company incurred $0.8 million of unallocated corporate expense related to the termination payment with its Executive Chairman.
Interest expense
Interest expense was $10.8 million and $10.9 million for the six months ended June 30, 2024 and 2023, respectively. The decrease in expense was a result of lower average outstanding borrowings, partially offset by higher interest rates on outstanding borrowings.

Mark to market (loss) gain on interest rate derivatives
Mark to market loss on interest rate derivatives was $0.3 million for the six months ended June 30, 2024, as compared to $0.04 million for the six months ended June 30, 2023. The increase was attributable to the change in the fair value based on the increase in interest rates. The mark to market amount represents the change in fair value on the Company’s interest rate derivatives that have not been designated as hedging instruments. These derivatives were entered into for purposes of locking-in a fixed interest rate on a portion of the Company’s variable interest rate debt. As of June 30, 2024, the intent of the Company is to hold these derivative contracts until their maturity.
Gain on early retirement of debt
Gain on early retirement of debt was $1.5 million for the six months ended June 30, 2023. The gain recognized for the six months ended June 30, 2023 was attributable to the repurchase of $47.2 million in principal amount of the Term Loan. Refer to NOTE 6 — DEBT for additional information.
Loss on equity securities
Loss on equity securities was $14.2 million for the six months ended June 30, 2024. In the second quarter of 2024, the Company loss significant influence over its investment in Vasconia and discontinued the equity method of accounting. This change resulted in the reclassification of previously recognized accumulated other comprehensive losses to the investment balance and subsequently resulted in a non-cash loss of $14.2 million, to reduce the investment to its fair value. NOTE 4 —INVESTMENT for additional information.
Income taxes
Income tax provision of $0.2 million and income tax benefit of $0.1 million for the six months ended June 30, 2024 and 2023, respectively, represent taxes on both US and foreign earnings at a combined effective income tax provision rate of (0.7)% and an income tax benefit rate of 1.6%, respectively. The negative rate for the six months ended June 30, 2024 reflects tax expense on a pretax financial reporting loss. The effective tax rate for the six months ended June 30, 2024 differs from the federal statutory income tax rate of 21.0% primarily due to foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance. The effective tax rate for the six months ended June 30, 2023 differs from the federal statutory income tax rate of 21.0% primarily due to state and local tax expense and foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance.
Equity in losses, net of taxes
Equity in losses of Vasconia, net of taxes, was $2.1 million for the six months ended June 30, 2024, as compared to $8.6 million for the six months ended June 30, 2023. For the six months ended June 30, 2023, equity in losses included a non-cash impairment charge of $6.5 million to reduce the carrying value of the Company’s equity method investment in Vasconia to its fair value.

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
At June 30, 2024, the Company had cash and cash equivalents of $3.4 million, compared to $16.2 million at December 31, 2023. Working capital was $197.5 million at June 30, 2024, compared to $224.4 million at December 31, 2023. Liquidity as of June 30, 2024 was $119.3 million, consisting of $3.4 million of cash and cash equivalents, $97.2 million of availability under the ABL Agreement, limited by the Term Loan financial covenant, and $18.7 million of available funding under the Receivables Purchase Agreement.
Inventory, a large component of the Company’s working capital, is expected to fluctuate from period to period, with inventory levels higher primarily in the June through October time period. The Company also expects inventory turnover to fluctuate from period to period based on product and customer mix. Certain product categories have lower inventory turnover rates as a result of minimum order quantities from the Company’s vendors or customer replenishment needs. Certain other product categories experience higher inventory turns due to lower minimum order quantities or trending sale demands. For the three months ended June 30, 2024, inventory turnover was 1.8 times, or 208 days, as compared to 1.7 times, or 213 days, for the three months ended June 30, 2023. Inventory turns have remained relatively consistent.
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
As of June 30, 2024 and December 31, 2023, the total availability under the ABL Agreement were as follows (in thousands):

	June 30, 2024	December 31, 2023
Maximum aggregate principal allowed	$176,700	$181,919
Outstanding borrowings under the ABL Agreement	(32,635)	(60,395)
Standby letters of credit	(8,534)	(2,894)
Total availability under the ABL Agreement	$135,531	$118,630
Availability under the ABL Agreement is limited to the lesser of the $200.0 million commitment thereunder and the borrowing base and therefore depends on the valuation of certain current assets comprising the borrowing base. The borrowing capacity under the ABL Agreement will depend, in part, on eligible levels of accounts receivable and inventory that fluctuate regularly. Due to the seasonality of the Company’s business, the Company may have greater borrowing availability during the third and fourth quarters of each year. Consequently, the $200.0 million commitment thereunder may not represent actual borrowing capacity. The Company’s borrowing capacity may be further limited by the Term Loan financial covenant of 5.00 to 1.00 maximum Total Net Leverage Ratio. As of June 30, 2024, the availability under the ABL Agreement, limited by the Term Loan financial covenant, was $97.2 million.
The current and non-current portions of the Company’s Term Loan included in the condensed consolidated balance sheets were as follows (in thousands):

	June 30, 2024	December 31, 2023
Current portion of Term Loan:
Term Loan payment	$7,500	$7,500
Estimated Excess Cash Flow principal payment	2,000	—
Estimated unamortized debt issuance costs	(2,678)	(2,758)
Total Current portion of Term Loan	$6,822	$4,742

Non-current portion of Term Loan:
Term Loan, net of current portion	$138,625	$142,500
Estimated unamortized debt issuance costs	(5,347)	(6,666)
Total Non-current portion of Term Loan	$133,278	$135,834
The estimated Excess Cash Flow principal payment recorded at June 30, 2024 represents the Company’s estimate for the Excess Cash Flow Payment due in 2025. There was no Excess Cash Flow payment due in 2024.
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

Borrowings under the revolving credit facility bear interest, at the Company’s option, at one of the following rates: (i) an alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.5% or one-month Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus 1.0% as of a specified date in advance of the determination, but in each case not less than 1.0%, plus a margin of 0.25% to 0.50%, or (ii) Adjusted Term SOFR, which is the Term SOFR Rate for the selected 1, 3 or 6 month interest period plus 0.10% (or Euro Interbank Offered Rate “EURIBOR” for borrowings denominated in Euro; or Sterling Overnight Index Average “SONIA” for borrowings denominated in Pounds Sterling), but in each case not less than zero, plus a margin of 1.25% to 1.50%. The respective margins are based upon average quarterly availability, as defined in and computed pursuant to the ABL Agreement. In addition, the Company pays a commitment fee of 0.20% to 0.25% per annum based on the average daily unused portion of the aggregate commitment under the ABL Agreement. The interest rate on outstanding borrowings under the ABL Agreement at June 30, 2024 was between 4.91% and 8.75%. The Company paid a commitment fee of 0.25% on the unused portion of the ABL Agreement during the six months ended June 30, 2024.
The Term Loan bears interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of (x) the prime rate, (y) a federal funds and overnight bank funding based rate plus 0.5% or (z) one-month Adjusted Term SOFR, but not less than 1.0%, plus 1.0%, plus a margin of 4.5% or (ii) Adjusted Term SOFR (Term SOFR plus the Term SOFR Adjustment) for the applicable interest period, but not less than 1.0%, plus a margin of 5.5%. The interest rate on outstanding borrowings under the Term Loan at June 30, 2024 was 10.94%.
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
The Company was in compliance with the covenants of the Debt Agreements at June 30, 2024.
On June 8, 2023, the Company completed the repurchase of $47.2 million in principal amount of the Term Loan, for $95 per $100 of principal. The repurchase was executed by way of a reverse Dutch auction, pursuant to and in accordance with the terms and conditions provided for in the Term Loan. In connection therewith, debt issuance costs of $0.5 million were written off and fees of $0.4 million were incurred. The gain on the early retirement of the Term Loan of $1.5 million, net of fees and expenses, was recognized during the three and six months ended June 30, 2023.
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
The Company’s adjusted EBITDA for the trailing twelve months ended June 30, 2024 was $56.6 million.
Capital expenditures for the six months ended June 30, 2024 were $1.1 million.
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
The following is a reconciliation of the net income (loss), as reported, to adjusted EBITDA, for each of the last four quarters and the 12 months ended June 30, 2024:

	Quarter Ended				Twelve Months Ended June 30, 2024
	September 30, 2023	December 31, 2023	March 31, 2024	June 30, 2024
	(in thousands)
Net income (loss) as reported	$4,206	$2,707	$(6,260)	$(18,167)	$(17,514)
Loss on equity securities	—	—	—	14,152	14,152
Equity in losses, net	1,047	2,978	2,092	—	6,117
Income tax provision (benefit)	3,015	3,313	210	(57)	6,481
Interest expense	5,246	5,618	5,614	5,157	21,635
Depreciation and amortization	4,821	4,955	4,939	4,894	19,609
Mark to market loss on interest rate derivatives	98	364	174	82	718
Stock compensation expense	898	917	807	1,037	3,659
Contingent consideration fair value adjustments	—	(600)	—	—	(600)
Loss on extinguishments of debt	—	759	—	—	759
Acquisition related expenses	186	407	95	641	1,329
Warehouse redesign expenses(1)	176	51	18	35	280
Adjusted EBITDA(2)	$19,693	$21,469	$7,689	$7,774	$56,625
(1) For the twelve months ended June 30, 2024, the warehouse redesign expenses were related to the U.S. segment.
(2) Adjusted EBITDA is a non-GAAP financial measure that is defined in the Company’s debt agreements. Adjusted EBITDA is defined as net income (loss), adjusted to exclude loss on equity securities, equity in losses, income tax provision (benefit), interest expense, depreciation and amortization, mark to market loss on interest rate derivatives, stock compensation expense, loss on extinguishments of debt, and other items detailed in the table above that are consistent with exclusions permitted by our debt agreements.
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
The Company did not sell receivables to HSBC during the three and six months ended June 30, 2024 and June 30, 2023. At June 30, 2024, $18.7 million of accounts receivables were available for sale to HSBC, net of applicable charges.
Derivatives
Interest Rate Swaps
In June 2019 the Company entered into interest rate swap agreements, with an aggregate notional value of $25.0 million and expire in February 2025. In March 2024, the Company entered into a new interest rate swap agreement, with an aggregate notional value of $25.0 million and expire in August 2027. These non-designated interest rate swaps serve as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. The Company’s total outstanding notional value of interest rate swaps was $50.0 million at June 30, 2024.

The Company’s interest rate swaps that were designated as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings expired in March 2023. The Company has no designated interest rate swaps at June 30, 2024.
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
The aggregate gross notional value of foreign exchange contracts at June 30, 2024 was $5.2 million. These foreign exchange contracts have been designated as hedges in order to apply hedge accounting.
The Company is exposed to market risks as well as changes in foreign currency exchange rates as measured against the USD and each other, and to changes to the credit risk of derivative counterparties. The Company attempts to minimize these risks primarily by using foreign currency forward contracts and by maintaining counterparty credit limits. These hedging activities provide only limited protection against currency exchange and credit risk. Factors that could influence the effectiveness of the Company’s hedging programs include those impacting currency markets and the availability of hedging instruments and liquidity of the credit markets. All foreign currency forward contracts that the Company enters into are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure. The Company does not enter into such contracts for speculative purposes, and as of June 30, 2024, these foreign exchange contracts have been designated as hedges in to order to apply hedge accounting.
Operating activities
Net cash provided by operating activities was $20.9 million for the six months ended June 30, 2024, as compared to net cash provided by operating activities of $29.0 million for the six months ended June 30, 2023. The decrease from 2024 compared to 2023 was attributable to higher use of cash related to inventory purchases, partially offset by timing of collections related to the Company's accounts receivables.
Investing activities
Net cash used in investing activities was $1.1 million and $1.0 million for the six months ended June 30, 2024 and 2023, respectively.
Financing activities
Net cash used in financing activities was $32.5 million for the six months ended June 30, 2024, as compared to net cash used in financing activities of $36.5 million for the six months ended June 30, 2023. The change was attributable to the repurchase of a portion of the term loan and stock repurchases in the 2023 period, partially offset by higher repayments of revolving credit facility in the 2024 period.
Stock repurchase program
On March 14, 2022, the Company announced that its Board authorized the repurchase of up to $20.0 million of the Company’s common stock, replacing the Company’s previously-authorized $10.0 million share repurchase program. The repurchase authorization permits the Company to effect the repurchases from time to time through open market purchases and privately negotiated transactions. No repurchases were effected during the six months ended June 30, 2024. As of June 30, 2024, the remaining dollar amount available for repurchases under the Board authorized plan was $11.1 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the 2023 Annual Report on Form 10-K.
Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2024, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.
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

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs subsequent to end of period (2)
June 1 - June 30, 2024	6,783	$8.07	—	$11,140,752
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
(2)On March 14, 2022, the Company announced that its Board authorized the repurchase of up to $20.0 million of the Company’s common stock, replacing the Company’s previously-authorized $10 million share repurchase program. The repurchase authorization permits the Company to effect the repurchases from time to time through open market purchases and privately negotiated transactions. No repurchases occurred during the three months ended June 30, 2024.

Item 5. Other Information
Rule 10b5-1 Trading Plans
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2024.

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

Lifetime Brands, Inc.

/s/ Robert B. Kay	August 8, 2024
Robert B. Kay
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Laurence Winoker	August 8, 2024
Laurence Winoker
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)