Form 10-Q
period 2024-09-30
LIFETIME BRANDS, INC
filed 2024-11-07
CIK 874396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding as of October 31, 2024 was 22,156,735.

LIFETIME BRANDS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2024

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2024	December 31, 2023
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,984	$16,189
Accounts receivable, less allowances of $13,237 at September 30, 2024 and $15,952 at December 31, 2023	142,238	155,180
Inventory	235,015	188,647
Prepaid expenses and other current assets	13,814	16,339
Income taxes receivable	2,894	—
TOTAL CURRENT ASSETS	399,945	376,355
PROPERTY AND EQUIPMENT, net	16,562	16,970
OPERATING LEASE RIGHT-OF-USE ASSETS	62,007	69,756
INVESTMENT	—	1,826
INTANGIBLE ASSETS, net	187,977	199,133
OTHER ASSETS	2,247	3,102
TOTAL ASSETS	$668,738	$667,142
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturity of term loan	$6,867	$4,742
Accounts payable	79,608	54,154
Accrued expenses	68,428	78,356
Income taxes payable	—	641
Current portion of operating lease liabilities	14,818	14,075
TOTAL CURRENT LIABILITIES	169,721	151,968
OTHER LONG-TERM LIABILITIES	14,153	9,126
INCOME TAXES PAYABLE, LONG-TERM	1,493	1,493
OPERATING LEASE LIABILITIES	60,094	70,009
DEFERRED INCOME TAXES	7,700	7,438
REVOLVING CREDIT FACILITY	64,489	60,395
TERM LOAN	130,170	135,834
STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value, shares authorized: 100 shares of Series A and 2,000,000 shares of Series B; none issued and outstanding	—	—
Common stock, $0.01 par value, shares authorized: 50,000,000 at September 30, 2024 and December 31, 2023; shares issued and outstanding: 22,157,361 at September 30, 2024 and 21,813,266 at December 31, 2023	222	218
Paid-in capital	279,530	277,728
Accumulated deficit	(40,510)	(13,568)
Accumulated other comprehensive loss	(18,324)	(33,499)
TOTAL STOCKHOLDERS’ EQUITY	220,918	230,879
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$668,738	$667,142
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	$183,837	$191,669	$467,745	$483,540
Cost of sales	116,420	120,718	288,231	302,756
Gross margin	67,417	70,951	179,514	180,784
Distribution expenses	20,034	17,125	51,267	49,742
Selling, general and administrative expenses	38,770	40,214	116,637	113,984
Restructuring expenses	—	—	—	856
Income from operations	8,613	13,612	11,610	16,202
Interest expense	(5,834)	(5,246)	(16,605)	(16,110)
Mark to market loss on interest rate derivatives	(928)	(98)	(1,184)	(135)
Gain on extinguishments of debt, net	—	—	—	1,520
Loss on equity securities	—	—	(14,152)	—
Income (loss) before income taxes and equity in losses	1,851	8,268	(20,331)	1,477
Income tax provision	(1,507)	(3,015)	(1,660)	(2,909)
Equity in losses, net of taxes	—	(1,047)	(2,092)	(9,687)
NET INCOME (LOSS)	$344	$4,206	$(24,083)	$(11,119)
BASIC INCOME (LOSS) PER COMMON SHARE	$0.02	$0.20	$(1.12)	$(0.52)
DILUTED INCOME (LOSS) PER COMMON SHARE	$0.02	$0.20	$(1.12)	$(0.52)
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$344	$4,206	$(24,083)	$(11,119)
Other comprehensive income (loss), net of taxes:
Net change in translation adjustment	872	(1,242)	15,117	1,556
Net change in cash flow hedges	(203)	435	20	(1,018)
Effect of retirement benefit obligations	13	12	38	35
Other comprehensive income (loss), net of taxes	682	(795)	15,175	573
Comprehensive income (loss)	$1,026	$3,411	$(8,908)	$(10,546)
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common stock		Paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2023	21,813	$218	$277,728	$(13,568)	$(33,499)	$230,879
Net loss	—	—	—	(6,260)	—	(6,260)
Other comprehensive income, net of taxes	—	—	—	—	254	254
Performance shares issued to employees	152	2	(2)	—	—	—
Net issuance of restricted shares granted to employees	213	2	(2)	—	—	—
Stock compensation expense	—	—	799	—	—	799
Shares effectively repurchased for required employee withholding taxes	(105)	(1)	(1,027)	—	—	(1,028)
Dividends (1)	—	—	—	(943)	—	(943)
BALANCE AT MARCH 31, 2024	22,073	$221	$277,496	$(20,771)	$(33,245)	$223,701
Net loss	—	—	—	(18,167)	—	(18,167)
Other comprehensive income, net of taxes	—	—	—	—	14,239	14,239
Net issuance of restricted shares granted to employees and directors	92	1	(1)	—	—	—
Stock compensation expense	—	—	1,044	—	—	1,044
Shares effectively repurchased for required employee withholding taxes	(7)	—	(55)	—	—	(55)
Dividends (1)	—	—	—	(957)	—	(957)
BALANCE AT JUNE 30, 2024	22,158	$222	$278,484	$(39,895)	$(19,006)	$219,805
Net income	—	—	—	344	—	344
Other comprehensive income, net of taxes	—	—	—	—	682	682
Net issuance of restricted shares granted to employees	(1)	—	—	—	—	—
Stock compensation expense	—	—	1,046	—	—	1,046
Dividends (1)	—	—	—	(959)	—	(959)
BALANCE AT SEPTEMBER 30, 2024	22,157	$222	$279,530	$(40,510)	$(18,324)	$220,918
(1) Cash dividends declared per share of common stock were $0.1275 and $0.1275 in the nine months ended September 30, 2024 and 2023, respectively.

	Common stock		Paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2022	21,780	$218	$274,579	$1,145	$(35,854)	$240,088
Net loss	—	—	—	(8,805)	—	(8,805)
Other comprehensive income, net of taxes	—	—	—	—	420	420
Performance shares issued to employees	120	1	(1)	—	—	—
Net issuance of restricted shares granted to employees	185	2	(2)	—	—	—
Stock compensation expense	—	—	866	—	—	866
Shares effectively repurchased for required employee withholding taxes	(74)	(1)	(438)	—	—	(439)
Stock repurchase	(320)	(3)	—	(2,536)	—	(2,539)
Dividends (1)	—	—	—	(930)	—	(930)
BALANCE AT MARCH 31, 2023	21,691	$217	$275,004	$(11,126)	$(35,434)	$228,661
Net loss	—	—	—	(6,520)	—	(6,520)
Other comprehensive income, net of taxes	—	—	—	—	948	948
Net issuance of restricted shares granted to employees and directors	141	1	(1)	—	—	—
Stock compensation expense	—	—	1,010	—	—	1,010
Shares effectively repurchased for required employee withholding taxes	(18)	—	(98)	—	—	(98)
Dividends (1)	—	—	—	(950)	—	(950)
BALANCE AT JUNE 30, 2023	21,814	$218	$275,915	$(18,596)	$(34,486)	$223,051
Net income	—	—	—	4,206	—	4,206
Other comprehensive loss, net of taxes	—	—	—	—	(795)	(795)
Stock compensation expense	—	—	898	—	—	898
Dividends (1)	—	—	—	(943)	—	(943)
BALANCE AT SEPTEMBER 30, 2023	21,814	$218	$276,813	$(15,333)	$(35,281)	$226,417
(1) Cash dividends declared per share of common stock were $0.1275 and $0.1275 in the nine months ended September 30, 2024 and 2023, respectively.
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Nine Months Ended September 30,
	2024	2023
OPERATING ACTIVITIES
Net loss	$(24,083)	$(11,119)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	16,241	14,616
Amortization of financing costs	2,195	1,397
Mark to market loss on interest rate derivatives	1,184	135
Operating leases, net	(1,476)	(1,617)
(Recovery) provision for doubtful accounts	(241)	2,193
Deferred income taxes	144	5
Stock compensation expense	2,886	2,770
Equity in losses, net of taxes	2,092	9,687
Contingent consideration fair value adjustments	—	(50)
Gain on extinguishments of debt, net	—	(1,520)
Loss on equity securities	14,152	—
Changes in operating assets and liabilities
Accounts receivable	13,859	(14,279)
Inventory	(44,821)	4,828
Prepaid expenses, other current assets and other assets	2,929	1,784
Accounts payable, accrued expenses and other liabilities	16,759	9,615
Income taxes receivable	(2,894)	(1,254)
Income taxes payable	(663)	(230)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,737)	16,961
INVESTING ACTIVITIES
Purchases of property and equipment	(1,604)	(1,765)
NET CASH USED IN INVESTING ACTIVITIES	(1,604)	(1,765)
FINANCING ACTIVITIES
Proceeds from revolving credit facility	180,725	69,954
Repayments of revolving credit facility	(177,984)	(51,123)
Repayments of term loan	(5,625)	(44,866)
Payment of financing costs	—	(433)
Payments for finance lease obligations	(22)	(20)
Payments of tax withholding for stock based compensation	(1,083)	(537)
Payments for stock repurchase	—	(2,539)
Cash dividends paid	(2,893)	(2,832)
NET CASH USED IN FINANCING ACTIVITIES	(6,882)	(32,396)
Effect of foreign exchange on cash	18	(80)
DECREASE IN CASH AND CASH EQUIVALENTS	(10,205)	(17,280)
Cash and cash equivalents at beginning of period	16,189	23,598
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,984	$6,318
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
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
Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
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
September 30, 2024
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
Receivable purchase agreement
The Company has an uncommitted Receivables Purchase Agreement with HSBC Bank USA, National Association (“HSBC”) as Purchaser (the “Receivables Purchase Agreement”). The sale of accounts receivable, under the Receivables Purchase Agreement with HSBC, is excluded from the Company’s unaudited condensed consolidated balance sheets at the time of sale and the related sale expense is included in selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations. The Company did not sell receivables to HSBC during the three and nine months ended September 30, 2024 and September 30, 2023.
At September 30, 2024, $18.0 million of accounts receivables were available for sale to HSBC, net of applicable charges.
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
The components of inventory were as follows (in thousands):

	September 30, 2024	December 31, 2023
Finished goods	$223,036	$180,860
Work in process	122	106
Raw materials	11,857	7,681
Total	$235,015	$188,647

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
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
As it relates to the goodwill assessment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment testing described in the Financial Accounting Standards Board's (“FASB”) ASC Topic 350, Intangibles – Goodwill and Other. If, after assessing qualitative factors, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative test is unnecessary and the Company’s goodwill is considered to be unimpaired. However, if based on the Company’s qualitative assessment it concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or if the Company elects to bypass the qualitative assessment, the Company will proceed with performing the quantitative impairment test.
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
September 30, 2024
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
September 30, 2024
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
In November 2023, the FASB issued Accounting Standards Update No. (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures: which enhances the disclosures required for operating segments in the Company’s annual and interim consolidated financial statements. The new guidance is effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. Early adoption is permitted. The adoption requires additional disclosures, but is not expected to have a material impact on the Company's consolidated financial statements.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The guidance requires additional disclosure in the notes to the financial statements for specified information about certain costs and expenses. The new guidance is effective for public business entities for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this ASU may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. Management is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.
NOTE 2 —REVENUE
The Company sells products wholesale, to retailers and distributors, and retail, directly to consumers. Wholesale sales and retail sales are recognized at the point in time the customer obtains control of the products in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products. To indicate the transfer of control, the Company must have a present right to payment, legal title must have passed to the customer, the customer must have the significant risks and rewards of ownership, and where acceptance is not a formality, the customer must have accepted the product or service. The Company’s principal terms of sale are Free On Board (“FOB”) Shipping Point, or equivalent, and, as such, the Company primarily transfers control and records revenue for product sales upon shipment. Sales arrangements with delivery terms that are not FOB Shipping Point are not recognized upon shipment and the transfer of control for revenue recognition is evaluated based on the associated shipping terms and customer obligations. Shipping and handling fees that are billed to customers in sales transactions are included in net sales and amounted to $0.9 million and $2.2 million for the three and nine months ended September 30, 2024, respectively and $0.8 million and $1.7 million for the three and nine months ended September 30, 2023, respectively. Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(unaudited)
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
The following tables present the Company’s net sales disaggregated by segment, product category and geographic region for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
U.S. segment
Kitchenware	$97,343	$97,656	$261,660	$267,403
Tableware	40,917	48,881	93,017	99,029
Home Solutions	31,962	32,856	76,528	81,425
Total U.S. segment	170,222	179,393	431,205	447,857

International segment	13,615	12,276	36,540	35,683
Total net sales	$183,837	$191,669	$467,745	$483,540

United States	$159,759	$166,917	$409,588	$421,458
United Kingdom	8,909	8,129	23,525	24,420
Rest of World	15,169	16,623	34,632	37,662
Total net sales	$183,837	$191,669	$467,745	$483,540

NOTE 3 — LEASES
The Company has operating leases for corporate offices, distribution facilities, a manufacturing plant, and certain vehicles.
The components of lease expense for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease expenses(1):
Fixed lease expense	$4,276	$4,256	$12,804	$12,662
Variable lease expense	1,628	1,444	4,646	4,194
Total	$5,904	$5,700	$17,450	$16,856
(1) Expenses are recorded within distribution expenses and selling, general and administrative expenses on the unaudited condensed consolidated statement of operations.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(unaudited)
Supplemental cash flow information for lease related liabilities and assets for the nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$14,280	$14,279

	Nine Months Ended September 30,
	2024	2023
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$479	$5,582
The aggregate future lease payments for operating leases as of September 30, 2024 were as follows (in thousands):

Operating
2024 (excluding the nine months ended September 30, 2024)	$4,825
2025	19,050
2026	18,671
2027	14,432
2028	12,957
2029	6,819
Thereafter	12,313
Total lease payments	89,067
Less: Interest	(14,155)
Present value of lease payments	$74,912
Average lease terms and discount rates were as follows:

September 30, 2024
Operating leases:
Weighted-average remaining lease term (years)	5.4
Weighted-average discount rate	6.4%
NOTE 4 —INVESTMENT
As of September 30, 2024, the Company owned 24.7% of the outstanding capital stock of Grupo Vasconia S.A.B. (“Vasconia”), an integrated manufacturer of aluminum products and a housewares company in Mexico. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange. The Quotation Key is VASCONI. During the second quarter of 2024, Vasconia’s shareholders’ approved a resolution to a reorganization process in terms of the Law of Commercial Bankruptcy in Mexico and subsequently a bankruptcy suit was filed against Vasconia by one of its largest suppliers. The Company concluded that the recent events constituted a loss of significant influence and resulted in the discontinuation of the equity method of accounting. The Company accounts for its Vasconia investment at fair value in accordance with Accounting Standards Codification (“ASC”) Topic 321: Investments — Equity Securities, with any changes in fair value recorded within income (loss) on equity securities on the consolidated statements of operations. As a result of the loss of significant influence, the accumulated other comprehensive losses previously recognized under the equity method of accounting were reclassified to the carrying value of the Vasconia investment and subsequently resulted in a non-cash loss of

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(unaudited)
$14.2 million to reduce the investment to its fair value during the three months ended June 30, 2024. The fair value of the Vasconia investment was not material as of September 30, 2024.
Given Vasconia's limited trading activity, recent operating results of Vasconia and impact of the bankruptcy related activity, the fair value of the Vasconia investment was measured using the income approach based on Level 3 unobservable inputs.
Prior to accounting for the investment in Vasconia at fair value, equity in losses, net of taxes recognized for the nine months ended September 30, 2024 and the three and nine months ended September 30, 2023, included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Vasconia equity in losses, net of taxes	$—	$(707)	$(2,092)	$(2,853)
Impairment on investment in Vasconia	—	(340)	—	(6,834)
Equity in losses, net of taxes	$—	$(1,047)	$(2,092)	$(9,687)

NOTE 5 — INTANGIBLE ASSETS
Intangible assets consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024			December 31, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill(1)	$33,237	$—	$33,237	$33,237	$—	$33,237
Indefinite-lived intangible asset:
Trade name(1)	42,000	—	42,000	42,000	—	42,000
Finite-lived intangible assets:
Licenses	15,847	(12,451)	3,396	15,847	(12,110)	3,737
Trade names(2)	62,605	(27,008)	35,597	62,493	(23,862)	38,631
Customer relationships(2)	143,159	(71,046)	72,113	143,158	(63,630)	79,528
Other (2)	5,892	(4,258)	1,634	5,872	(3,872)	2,000
Total	$302,740	$(114,763)	$187,977	$302,607	$(103,474)	$199,133
(1) The gross and net value at September 30, 2024 and December 31, 2023 reflect a reduction of $91.7 million in impairment charges on goodwill and $1.0 million impairment charge on the indefinite-lived intangible asset.
(2) The gross value and accumulated amortization at September 30, 2024 and December 31, 2023 reflect a reduction of $44.1 million and $(29.3) million, respectively, for the net $14.8 million previous impairment charge on finite-lived intangible assets within the international segment and a $6.5 million reduction in gross value for previous impairment charges on finite-lived intangible assets within the U.S. segment.
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(unaudited)
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
As of September 30, 2024 and December 31, 2023, the total availability under the ABL Agreement were as follows (in thousands):

	September 30, 2024	December 31, 2023
Maximum aggregate principal allowed	$200,000	$181,919
Outstanding borrowings under the ABL Agreement	(64,489)	(60,395)
Standby letters of credit	(8,828)	(2,894)
Total availability under the ABL Agreement	$126,683	$118,630

Availability under the ABL Agreement is limited to the lesser of the $200.0 million commitment thereunder and the borrowing base and therefore depends on the valuation of certain current assets comprising the borrowing base. The borrowing capacity under the ABL Agreement will depend, in part, on eligible levels of accounts receivable and inventory that fluctuate regularly. Due to the seasonality of the Company’s business, the Company may have greater borrowing availability during the third and fourth quarters of each year. Consequently, the $200.0 million commitment thereunder may not represent actual borrowing capacity. The Company’s borrowing capacity may be further limited by the Term Loan financial covenant of 5.00 to 1.00 maximum Total Net Leverage Ratio. As of September 30, 2024, the availability under the ABL Agreement, limited by the Term Loan financial covenant, was $51.6 million.
The current and non-current portions of the Company’s Term Loan included in the condensed consolidated balance sheets were as follows (in thousands):

	September 30, 2024	December 31, 2023
Current portion of Term Loan:
Term Loan payment	$7,500	$7,500
Estimated Excess Cash Flow principal payment	2,000	—
Estimated unamortized debt issuance costs	(2,633)	(2,758)
Total Current portion of Term Loan	$6,867	$4,742

Non-current portion of Term Loan:
Term Loan, net of current portion	$134,875	$142,500
Estimated unamortized debt issuance costs	(4,705)	(6,666)
Total Non-current portion of Term Loan	$130,170	$135,834

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(unaudited)
The estimated Excess Cash Flow principal payment recorded at September 30, 2024 represents the Company’s estimate for the Excess Cash Flow Payment due in 2025. There was no Excess Cash Flow payment due in 2024.
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
Borrowings under the revolving credit facility bear interest, at the Company’s option, at one of the following rates: (i) an alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.5% or one-month Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus 1.0% as of a specified date in advance of the determination, but in each case not less than 1.0%, plus a margin of 0.25% to 0.50%, or (ii) Adjusted Term SOFR, which is the Term SOFR Rate for the selected 1, 3 or 6 month interest period plus 0.10% (or Euro Interbank Offered Rate “EURIBOR” for borrowings denominated in Euro; or Sterling Overnight Index Average “SONIA” for borrowings denominated in Pounds Sterling), but in each case not less than zero, plus a margin of 1.25% to 1.50%. The respective margins are based upon average quarterly availability, as defined in and computed pursuant to the ABL Agreement. In addition, the Company pays a commitment fee of 0.20% to 0.25% per annum based on the average daily unused portion of the aggregate commitment under the ABL Agreement. The interest rate on outstanding borrowings under the ABL Agreement at September 30, 2024 was between 4.79% and 6.68%. The Company paid a commitment fee of 0.25% on the unused portion of the ABL Agreement during the nine months ended September 30, 2024.
The Term Loan bears interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of (x) the prime rate, (y) a federal funds and overnight bank funding based rate plus 0.5% or (z) one-month Adjusted Term SOFR, but not less than 1.0%, plus 1.0%, plus a margin of 4.5% or (ii) Adjusted Term SOFR (Term SOFR plus the Term SOFR Adjustment) for the applicable interest period, but not less than 1.0%, plus a margin of 5.5%. The interest rate on outstanding borrowings under the Term Loan at September 30, 2024 was 10.73%.
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
The Company was in compliance with the covenants of the Debt Agreements at September 30, 2024.
On June 8, 2023, the Company completed the repurchase of $47.2 million in principal amount of the Term Loan, for $95 per $100 of principal. The repurchase was executed by way of a reverse Dutch auction, pursuant to and in accordance with the terms and conditions provided for in the Term Loan. In connection therewith, debt issuance costs of $0.5 million were written

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(unaudited)
off and fees of $0.4 million were incurred. The gain on the early retirement of the Term Loan of $1.5 million, net of fees and expenses, was recognized during the three and nine months ended September 30, 2023.
The Company expects that it will continue to borrow, subject to availability, and repay funds under the ABL Agreement based on working capital and other corporate needs.
NOTE 7 — DERIVATIVES
Interest Rate Swap Agreements
In June 2019 the Company entered into interest rate swap agreements, with an aggregate notional value of $25.0 million and expire in February 2025. In March 2024, the Company entered into a new interest rate swap agreement, with an aggregate notional value of $25.0 million and expire in August 2027. These non-designated interest rate swaps serve as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. The Company’s total outstanding notional value of interest rate swaps was $50.0 million at September 30, 2024.
The Company’s interest rate swaps that were designated as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings expired in March 2023. The Company has no designated interest rate swaps at September 30, 2024.
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
The aggregate gross notional value of foreign exchange contracts at September 30, 2024 was $2.8 million. These foreign exchange contracts have been designated as hedges in order to apply hedge accounting.
The Company is exposed to market risks as well as changes in foreign currency exchange rates as measured against the USD and each other, and to changes to the credit risk of derivative counterparties. The Company attempts to minimize these risks primarily by using foreign currency forward contracts and by maintaining counterparty credit limits. These hedging activities provide only limited protection against currency exchange and credit risk. Factors that could influence the effectiveness of the Company’s hedging programs include those impacting currency markets and the availability of hedging instruments and liquidity of the credit markets. All foreign currency forward contracts that the Company enters into are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure. The Company does not enter into such contracts for speculative purposes, and as of September 30, 2024, these foreign exchange contracts have been designated as hedges in to order to apply hedge accounting.
The fair values of the Company’s derivative financial instruments included in the condensed consolidated balance sheets are presented as follows (in thousands):

Derivatives designated as hedging instruments	Balance Sheet Location	September 30, 2024	December 31, 2023
Foreign exchange contracts	Prepaid expenses and other current assets	$—	$56
	Accrued expenses	167	144

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(unaudited)

Derivatives not designated as hedging instruments	Balance Sheet Location	September 30, 2024	December 31, 2023
Interest rate swaps	Prepaid expenses and other current assets	$268	$—
	Other assets	—	793
	Other long-term liabilities	659	—
The fair values of the interest rate swaps have been obtained from the counterparties to the agreements and were based on Level 2 observable inputs using proprietary models and estimates about relevant future market conditions. The fair values of the foreign exchange contracts were based on Level 2 observable inputs using quoted market prices for similar assets in an active market. The counterparties to the derivative financial instruments are major international financial institutions. The Company is exposed to credit risk for the net exchanges under these agreements, but not for the notional amounts. As of September 30, 2024, the Company did not anticipate non-performance by any of its counterparties.
The amounts of gains and losses, realized and unrealized, related to the Company’s derivative financial instruments designated as hedging instruments are recognized in other comprehensive income (loss), net of taxes, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives designated as hedging instruments	2024	2023	2024	2023
Interest rate swaps	$—	$—	$—	$(120)
Foreign exchange contracts	(203)	435	20	(898)
	$(203)	$435	$20	$(1,018)
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
During the three and nine months ended September 30, 2024, the Company reclassified $0.03 million and $0.2 million, respectively, of cash flow hedges in accumulated other comprehensive losses to earnings, related to foreign exchange contracts recognized in cost of sales. At September 30, 2024, the estimated amount of existing net losses expected to be reclassified into earnings within the next 12 months was $0.2 million.
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
Interest and mark to market losses related to the Company’s derivative financial instruments not designated as hedging instruments that were recognized in earnings are as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments	Location of gain (loss)	2024	2023	2024	2023
Interest rate swaps	Mark to market loss on interest rate derivatives	$(928)	$(98)	$(1,184)	$(135)
	Interest expense	298	218	828	579
		$(630)	$120	$(356)	$444

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(unaudited)
NOTE 8 — STOCK COMPENSATION
On June 20, 2024, the stockholders of the Company approved an amendment and restatement of the Company's Amended and Restated 2000 Long Term Incentive Plan (the "Plan"). The amendment and restatement of the Plan revised the terms and conditions of the Plan to, among other things, increase the shares available for grant under the Plan by 1,500,000 shares. As of September 30, 2024, there were 1,805,462 shares available for the grant of awards under the Plan, assuming maximum performance of performance-based awards.
Option Awards
A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2024 is as follows:

	Options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Options outstanding, January 1, 2024	999,500	$13.31
Grants(1)	65,000	9.46
Expirations	(252,000)	18.68
Options outstanding, September 30, 2024(1)	812,500	11.34	5.0	$36
Options exercisable, September 30, 2024	674,500	$11.78	4.3	$13
Total unrecognized stock option expense remaining (in thousands)	$509
Weighted-average years expected to be recognized over	1.6
(1) Includes a non-plan stock option award of 15,000 stock options.
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their stock options on September 30, 2024. The intrinsic value is calculated for each in-the-money stock option as the difference between the closing price of the Company’s common stock on September 30, 2024 and the exercise price.
Restricted Stock
A summary of the Company’s restricted stock activity and related information for the nine months ended September 30, 2024 is as follows:

	Restricted Shares	Weighted- average grant date fair value
Non-vested restricted shares, January 1, 2024	597,528	$8.44
Grants	313,199	9.54
Vested	(306,425)	7.53
Cancellations	(9,150)	10.01
Non-vested restricted shares, September 30, 2024	595,152	$9.46
Total unrecognized compensation expense remaining (in thousands)	$4,253
Weighted-average years expected to be recognized over	1.6
The total fair value of restricted stock that vested during the nine months ended September 30, 2024 was $2.8 million.
Performance shares
Each performance award represents the right to receive up to 150% of the target number of shares of common stock. The number of shares of common stock earned will be determined based on the attainment of specified performance goals at the end

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(unaudited)
of the performance period, as determined by the Compensation Committee of the Board. The shares are subject to the terms and conditions of the Company’s Plan.
A summary of the Company’s performance-based award activity and related information for the nine months ended September 30, 2024 is as follows:

	Performance- based stock awards (1)	Weighted- average grant date fair value
Non-vested performance-based awards, January 1, 2024	486,972	$10.44
Grants	219,975	9.76
Vested	(152,188)	14.18
Cancellations	(24,315)	13.23
Non-vested performance-based awards, September 30, 2024	530,444	$8.96
Total unrecognized compensation expense remaining (in thousands)(2)	$2,105
Weighted-average years expected to be recognized over	2.0
(1)Represents the target number of shares to be issued for each performance-based award.
(2)The performance metric for the performance-based awards granted in 2022 is not probable of achievement. Therefore, no compensation expense has been recorded on these awards.
The total fair value of performance-based awards that vested during the nine months ended September 30, 2024 was $1.5 million.
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
A summary of the Company’s cash-settled performance-based awards activity and related information for the nine months ended September 30, 2024 is as follows:

	Cash-settled performance-based awards (1)	Weighted- average fair value
Non-vested cash-settled performance-based awards, January 1, 2024	83,611	$6.71
Cancellations	(1,419)	6.77
Non-vested cash-settled performance-based awards, September 30, 2024	82,192	$6.54
Total unrecognized compensation expense remaining (in thousands)(2)	$—
Weighted-average years expected to be recognized over	0.0
(1) Represents the target number of units to be settled in cash.
(2) The performance metric for the cash-settled performance-based awards granted in 2022 is not probable of achievement. Therefore, no compensation expense has been recorded on these awards.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(unaudited)
The Company recorded stock compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Stock Compensation Expense Components	2024	2023	2024	2023
Equity based stock option expense	$73	$46	$183	$225
Restricted and performance-based stock awards expense	973	852	2,706	2,549
Stock compensation expense for equity based awards	$1,046	$898	$2,889	$2,774
Liability based stock option expense	(4)	—	(3)	(4)
Total Stock Compensation Expense	$1,042	$898	$2,886	$2,770

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
The calculations of basic and diluted income (loss) per common share for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except per share amounts)
Net income (loss) – Basic and Diluted	$344	$4,206	$(24,083)	$(11,119)
Weighted-average shares outstanding – Basic	21,562	21,216	21,454	21,188
Effect of dilutive securities:
Stock options and other stock awards	48	77	—	—
Weighted-average shares outstanding – Diluted	21,610	21,293	21,454	21,188
Basic income (loss) per common share	$0.02	$0.20	$(1.12)	$(0.52)
Diluted income (loss) per common share	$0.02	$0.20	$(1.12)	$(0.52)
Antidilutive Securities(1)	1,231	1,237	1,504	1,600
(1) Stock options and other stock awards that have been excluded from the denominator as their inclusion would have been anti-dilutive.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(unaudited)
NOTE 10— INCOME TAXES
Income tax provision of $1.5 million and $1.7 million for the three and nine months ended September 30, 2024, respectively, represent taxes on both U.S. and foreign earnings at a combined effective income tax provision rate of 81.4% and (8.2)%, respectively. The effective tax rate for the three months ended September 30, 2024 differs from the federal statutory income tax rate of 21.0% primarily due to foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance. The negative rate for the nine months ended September 30, 2024 reflects tax expense on a pretax financial reporting loss. The effective tax rate for the nine months ended September 30, 2024 differs from the federal statutory income tax rate of 21.0% primarily due to the impact of non-deductible expenses and foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance.
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
The Company evaluates its tax positions on a quarterly basis and revises its estimates accordingly. There were no material changes to the Company’s uncertain tax positions, interest, or penalties during the three-month periods ended September 30, 2024 and September 30, 2023.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Net sales
U.S.	$170,222	$179,393	$431,205	$447,857
International	13,615	12,276	36,540	35,683
Total net sales	$183,837	$191,669	$467,745	$483,540
Income from operations
U.S.	$16,191	$21,480	$34,822	$39,170
International	(3,292)	(2,995)	(9,313)	(7,716)
Unallocated corporate expenses	(4,286)	(4,873)	(13,899)	(15,252)
Income from operations	$8,613	$13,612	$11,610	$16,202
Depreciation and amortization
U.S.	$6,113	$4,549	$15,381	$13,813
International	295	272	860	803
Total depreciation and amortization	$6,408	$4,821	$16,241	$14,616

	September 30, 2024	December 31, 2023
	(in thousands)
Assets
U.S.	$572,549	$560,716
International	87,311	90,237
Unallocated corporate	8,878	16,189
Total Assets	$668,738	$667,142

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(unaudited)
NOTE 12 — CONTINGENCIES
Wallace EPA Matter
Wallace Silversmiths de Puerto Rico, Ltd. (“WSPR”), a wholly-owned subsidiary of the Company, operates a manufacturing facility in San Germán, Puerto Rico that is leased from the Puerto Rico Industrial Development Company (“PRIDCO”). In March 2008, the U.S. Environmental Protection Agency (the “EPA”) announced that the San Germán Ground Water Contamination site in Puerto Rico (the “Site”) had been added to the Superfund National Priorities List due to organic compounds present in the local drinking water supply.
In May 2008, WSPR received from the EPA a Notice of Potential Liability and Request for Information pursuant to 42 U.S.C. Sections 9607(a) and 9604(e) of the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). In July 2011, WSPR received a letter from the EPA requesting access to the property that it leases from PRIDCO to conduct an environmental investigation, and the Company granted such access. In February 2013, the EPA requested access to conduct a further environmental investigation at the property. PRIDCO agreed to such access and the Company consented. The EPA conducted a further investigation during 2013 and, in April 2015, notified the Company and PRIDCO that the results from vapor intrusion sampling may warrant the implementation of measures to mitigate potential exposure to sub-slab soil gas. The Company reviewed the information provided by the EPA and requested that PRIDCO, as the property owner, find and implement a solution acceptable to the EPA. In order to protect the health of its employees and continue its business operations, WSPR has implemented corrective action measures to respond to vapor intrusion, such as sealing the floors of the building and conducting periodic air monitoring to address potential exposure.
On August 13, 2015, the EPA released its remedial investigation and feasibility study (“RI/FS”) for the Site. On December 11, 2015, the EPA issued the Record of Decision (“ROD”) for an initial operable unit (“OU-1”), electing to implement its preferred remedy which consists of soil vapor extraction and dual-phase extraction/in-situ treatment. This selected remedy includes soil vapor extraction (“SVE”) to address soil (vadose zone) source areas at the Site, impermeable cover as necessary for the implementation of SVE, dual phase extraction in the shallow saprolite zone, and in-situ treatment as needed to address residual sources. The EPA’s total net present worth estimated cost for its selected remedy is $7.3 million. In February 2017, the EPA indicated that it planned to expand its field investigation for the RI/FS to a second operable unit (“OU-2”) to determine the nature and extent of the groundwater damage at and from the Site and to determine the nature of the remedial action needed to address the damage. The EPA requested access to the property occupied by WSPR to install monitoring wells and to undertake groundwater sampling as part of this expanded investigation. WSPR consented to the EPA’s access request, provided that the EPA received PRIDCO’s consent as the property owner. The EPA has also issued notices of potential liability to a number of other entities affiliated with the Site, which used the organic compounds of concern.
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
In August 2021, WSPR received a Notice of Liability for the Site from the Department of Justice on behalf of the EPA, and in September 2021, WSPR responded with a good faith offer to conduct additional testing and remedial design work for OU-1. WSPR has actively participated in negotiations among the U.S. Government (the Department of Justice and the EPA) and other potentially responsible parties with respect to the remedial work at OU-1, which negotiations culminated in the finalization of a Consent Decree for Remedial Design and Remedial Action at Operable Unit One of the San German Groundwater Contamination Site (“Decree”). On July 26, 2023, the U.S. Government filed a complaint in United States District Court for the District of Puerto Rico for the purpose of seeking judicial approval of the Decree. As required by applicable regulations, the U.S. Government simultaneously lodged the Decree for public comment. No comments were received during the public comment period. On September 6, 2023, at the conclusion of the public comment period, the U.S. Government filed a Motion

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(unaudited)
to Enter the Decree, and the court entered the Decree into order on December 14, 2023, thereby effectuating the Decree. On January 10, 2024, EPA issued a notice to proceed with the OU-1 remedial work. The Company thereafter commenced remedial work on OU-1 in accordance with the Decree.
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
In the third quarter of fiscal 2024, the statute of limitations has expired for the collection of nearly all of the duties and penalties related to this matter. At this time, the Company considers any potential losses related to this matter would not have a material adverse effect on the Company’s results of operations.
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(unaudited)
NOTE 13 — OTHER
Cash dividends
Dividends declared in the nine months ended September 30, 2024 were as follows:

Dividend per share	Date declared	Date of record	Payment date
$0.0425	3/8/2024	5/1/2024	5/15/2024
$0.0425	6/20/2024	8/1/2024	8/15/2024
$0.0425	8/6/2024	11/1/2024	11/15/2024
During the nine months ended September 30, 2024, the Company paid dividends of $2.9 million. This included payments made on February 15, 2024, May 15, 2024 and August 15, 2024 of $0.9 million, $0.9 million and $0.9 million to stockholders of record on February 1, 2024, May 1, 2024 and August 1, 2024 respectively, and payments of $0.2 million for dividends payable upon the vesting of restricted shares and performance shares.
In the three months ended September 30, 2024, the Company reduced retained earnings for the accrual of $1.0 million relating to the dividend payable on November 15, 2024.
On November 5, 2024, the Board declared a quarterly dividend of $0.0425 per share of common stock payable on February 14, 2025 to stockholders of record on January 31, 2025.
Stock repurchase program
On March 14, 2022, the Company announced that its Board authorized the repurchase of up to $20.0 million of the Company’s common stock, replacing the Company’s previously-authorized $10.0 million share repurchase program. The repurchase authorization permits the Company to effect the repurchases from time to time through open market purchases and privately negotiated transactions. No repurchases were effected during the nine months ended September 30, 2024. As of September 30, 2024, the remaining dollar amount available for repurchases under the Board authorized plan was $11.1 million.
Supplemental cash flow information

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$14,860	$15,204
Cash paid for taxes, net of refunds	5,073	4,388

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(unaudited)
Components of accumulated other comprehensive loss, net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Accumulated translation adjustment:
Balance at beginning of period	$(18,369)	$(33,274)	$(32,614)	$(36,072)
Translation adjustment during period	872	(1,242)	965	1,556
Amounts reclassified from accumulated other comprehensive loss (1)	—	—	14,152	—
Net change in translation adjustment	872	(1,242)	15,117	1,556
Balance at end of period	$(17,497)	$(34,516)	$(17,497)	$(34,516)
Accumulated deferred losses on cash flow hedges:
Balance at beginning of period	$89	$(530)	$(134)	$923
Change in unrealized (losses) gains	(235)	254	(163)	(257)
Amounts reclassified from accumulated other comprehensive loss:
Settlement of cash flow hedge (2)	32	181	183	(761)
Net change in cash flow hedges, net of taxes of $0, $0, $0, $(2)	(203)	435	20	(1,018)
Balance at end of period	$(114)	$(95)	$(114)	$(95)
Accumulated effect of retirement benefit obligations:
Balance at beginning of period	$(726)	$(682)	$(751)	$(705)
Amounts reclassified from accumulated other comprehensive loss: (3)
Amortization of actuarial loss, net of taxes of $(5), $(4), $(13), $(12)	13	12	38	35
Balance at end of period	$(713)	$(670)	$(713)	$(670)
Total accumulated other comprehensive loss at end of period	$(18,324)	$(35,281)	$(18,324)	$(35,281)

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
There are a number of risks and uncertainties that could cause the Company’s actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Important factors that could cause the Company’s actual results to differ materially from those expressed as forward-looking statements include, without limitation, those set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Annual Report on Form 10-K”) in Part I, Item 1A under the heading Risk Factors, and in the Company’s subsequent filings with the U.S. Securities and Exchange Commission (the “SEC”). Such risks, uncertainties and other important factors include, among others, risks related to:
•Macroeconomic conditions, including labor disputes, inflationary impacts and disruptions to the global supply chain;
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
•Geopolitical conditions, including political instability in the U.S. and abroad, unrest and sanctions, war, conflict, including the ongoing conflicts between Russia and the Ukraine, conflicts in the Middle East, and increasing tensions between China and Taiwan;
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
The Company markets several product lines within each of its product categories and under most of the Company’s brands, primarily targeting moderate price points through virtually every major level of trade. The Company believes it possesses certain competitive advantages based on its brands, its emphasis on innovation and new product development, and its sourcing capabilities. The Company owns or licenses a number of leading brands in its industry, including Farberware®, Mikasa®, KitchenAid®, Taylor®, Rabbit®, Pfaltzgraff®, Built NY®, Sabatier®, Fred® & Friends, Kamenstein®, S’well® and Dolly®. Historically, the Company’s sales growth has come from expanding product offerings within its product categories, developing existing brands, acquiring new brands (including complementary brands in markets outside the United States), and establishing new product categories. Key factors in the Company’s growth strategy have been the selective use and management of the Company’s brands and the Company’s ability to provide a stream of new products and designs. A significant element of this strategy is the Company’s in-house design and development teams that create new products, packaging and merchandising concepts.
RECENT DEVELOPMENTS
The global economy experienced relatively high inflation throughout 2023. As global inflation levels moderate, the impact of elevated inflation and high interest rates have negatively impacted, and may continue to negatively impact consumer spending and buying patterns in 2024. Shifts in consumer spending and buying patterns may directly impact our retailer ordering patterns, which may adversely impact the Company’s results. In addition, disruptions in the global supply chain, including the heightened risks of attacks on commercial vessels in the Red Sea and the potential longshoremen strike in the U.S., have and may continue to adversely impact the Company’s results due to supply delays leading to an increase in safety stock levels and an increase in transportation costs. The Company expects continued uncertainty as result of these trends in 2024.
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
EQUITY INVESTMENT
As of September 30, 2024, the Company owned 24.7% of the outstanding capital stock of Grupo Vasconia S.A.B. (“Vasconia”), an integrated manufacturer of aluminum products and a housewares company in Mexico. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange. The Quotation Key is VASCONI. During the second quarter of 2024, Vasconia’s shareholders’ approved a resolution to a reorganization process in terms of the Law of Commercial Bankruptcy in Mexico and subsequently a bankruptcy suit was filed against Vasconia by one of its largest suppliers. The Company concluded that the recent events constituted a loss of significant influence and resulted in the discontinuation of the equity method of accounting. The Company accounts for its Vasconia investment at fair value in accordance with Accounting Standards Codification (“ASC”) Topic 321: Investments — Equity Securities, with any changes in fair value recorded within income (loss) on equity securities on the consolidated statements of operations. As a result of the loss of significant influence, the accumulated other comprehensive losses previously recognized under the equity method of accounting were reclassified to the carrying value of the Vasconia investment and subsequently resulted in a non-cash loss of $14.2 million to reduce the investment to its fair value during the three months ended June 30, 2024. The fair value of the Vasconia investment was not material as of September 30, 2024.
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
RESULTS OF OPERATIONS
The following table sets forth statements of operations data of the Company as a percentage of net sales for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.3	63.0	61.6	62.6
Gross margin	36.7	37.0	38.4	37.4
Distribution expenses	10.9	8.9	11.0	10.3
Selling, general and administrative expenses	21.1	21.0	24.9	23.6
Restructuring expenses	—	—	—	0.1
Income from operations	4.7	7.1	2.5	3.4
Interest expense	(3.2)	(2.7)	(3.5)	(3.4)
Mark to market loss on interest rate derivatives	(0.5)	(0.1)	(0.3)	—
Gain on extinguishments of debt, net	—	—	—	0.3
Loss on equity securities	—	—	(3.0)	—
Income (loss) before income taxes and equity in losses	1.0	4.3	(4.3)	0.3
Income tax provision	(0.8)	(1.6)	(0.4)	(0.6)
Equity in losses, net of taxes	—	(0.5)	(0.4)	(2.0)
Net income (loss)	0.2%	2.2%	(5.1)%	(2.3)%

MANAGEMENT’S DISCUSSION AND ANALYSIS
THREE MONTHS ENDED SEPTEMBER 30, 2024 COMPARED TO THE THREE MONTHS ENDED
SEPTEMBER 30, 2023
Net Sales
Consolidated net sales for the three months ended September 30, 2024 were $183.8 million, representing a decrease of $7.9 million, or 4.1%, as compared to net sales of $191.7 million for the corresponding period in 2023. In constant currency, a non-GAAP financial measure, which excludes the impact of foreign exchange fluctuations and was determined by applying 2024 average rates to 2023 local currency amounts, consolidated net sales decreased by $8.1 million, or 4.2%, as compared to consolidated net sales in the corresponding period in 2023.
Net sales for the U.S. segment for the three months ended September 30, 2024 were $170.2 million, a decrease of $9.2 million, or 5.1%, as compared to net sales of $179.4 million for the corresponding period in 2023.
Net sales for the U.S. segment’s Kitchenware product category were $97.3 million for the three months ended September 30, 2024, a decrease of $0.4 million, or 0.4%, as compared to $97.7 million for the corresponding period in 2023. The decrease was driven by a reduction in sales for kitchen tools and gadgets, partially offset by higher sales for bakeware and cutlery and boards.
Net sales for the U.S. segment’s Tableware product category were $40.9 million for the three months ended September 30, 2024, a decrease of $8.0 million, or 16.4%, as compared to $48.9 million for the corresponding period in 2023. The decrease was attributable to lower dinnerware sales due to the timing of warehouse club programs in 2024 compared to the prior period and lower sales to brick-and-mortar customers.
Net sales for the U.S. segment’s Home Solutions product category were $32.0 million for the three months ended September 30, 2024, a decrease of $0.8 million, or 2.4%, as compared to $32.8 million for the corresponding period in 2023. The decrease was attributable to lower sales of hydration products and Taylor branded bath measurement products. The decrease was partially offset by higher sales for Home Décor products driven by sales for a new warehouse club program introduced in 2024.
Net sales for the International segment were $13.6 million for the three months ended September 30, 2024, an increase of $1.3 million, or 10.6%, as compared to net sales of $12.3 million for the corresponding period in 2023. In constant currency, a non-GAAP financial measure, which excludes the impact of foreign exchange fluctuations, net sales increased $1.1 million, or 8.4%, as compared to consolidated net sales in the corresponding period in 2023. The increase was driven by higher sales in the U.K. and continental Europe.
Gross margin
Gross margin for the three months ended September 30, 2024 was $67.4 million, or 36.7%, as compared to $71.0 million, or 37.0%, for the corresponding period in 2023.
Gross margin for the U.S. segment was $62.7 million, or 36.8%, for the three months ended September 30, 2024, as compared to $67.0 million, or 37.3%, for the corresponding period in 2023. The decrease in the gross margin percentage was driven by product mix.
Gross margin for the International segment was $4.7 million, or 34.6%, for the three months ended September 30, 2024, as compared to $4.0 million, or 32.5%, for the corresponding period in 2023. The increase in the gross margin percentage was driven by customer and product mix.
Distribution expenses
Distribution expenses for the three months ended September 30, 2024 were $20.0 million, as compared to $17.1 million for the corresponding period in 2023. Distribution expenses as a percentage of net sales were 10.9% for the three months ended September 30, 2024, as compared to 8.9% for the three months ended September 30, 2023.
Distribution expenses as a percentage of net sales for the U.S. segment were 9.7% and 7.8% for the three months ended September 30, 2024 and 2023, respectively. Distribution expense during the three months ended September 30, 2024 and 2023 included $0.6 million and $0.2 million, respectively, for redesign costs related to the Company’s warehouse. As a percentage of sales shipped from the Company’s U.S. warehouses, excluding non-recurring expenses, distribution expenses were 10.1% and 9.1% for the three months ended September 30, 2024 and 2023, respectively. The increase in expenses as a percentage of sales was attributable to higher depreciation expense due to changes in asset retirement obligation estimates, higher software expenses due to the launch of a new warehouse management system at the Company's west coast distribution center, higher pallet expenses and higher labor rates. These increases were partially offset by lower freight out expenses.
Distribution expenses as a percentage of net sales for the International segment were 25.4% for the three months ended September 30, 2024, compared to 26.1% for the corresponding period in 2023. As a percentage of sales shipped from the Company’s international warehouses distribution expenses were 24.2% and 22.4% for the three months ended September 30, 2024 and 2023, respectively. The decrease in expenses as a percentage of net sales was primarily attributed to higher sales, partially offset by higher expenses for the distribution of the Company's products within its global trading business in Asia.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended September 30, 2024 were $38.8 million, a decrease of $1.4 million, or 3.5%, as compared to $40.2 million for the corresponding period in 2023.
Selling, general and administrative expenses for the U.S. segment were $30.0 million for the three months ended September 30, 2024, as compared to $31.6 million for the corresponding period in 2023. As a percentage of net sales, selling, general and administrative expenses were 17.6% for both the three months ended September 30, 2024 and 2023. The decrease in expenses was attributable to lower employee expenses, primarily due to lower incentive compensation, and a decrease in the provision for doubtful accounts in the current period. This was partially offset by inflationary increases across several expense categories.
Selling, general and administrative expenses for the International segment were $4.5 million for the three months ended September 30, 2024, as compared to $3.7 million for the corresponding period in 2023. As a percentage of net sales, selling, general and administrative expenses were 33.1% and 30.1% for the three months ended September 30, 2024 and 2023, respectively. The increase in expenses was attributable to higher employee expenses and penalties related to tax filings incurred in the current period.
Unallocated corporate expenses for the three months ended September 30, 2024 were $4.3 million, as compared to $4.9 million for the corresponding period in 2023. The current period decrease was driven by lower incentive compensation, partially offset by higher legal expenses and professional fees.
Interest expense
Interest expense was $5.8 million and $5.2 million for the three months ended September 30, 2024 and 2023, respectively. The increase in expense was a result of higher interest rates on outstanding borrowings, partially offset by lower average outstanding borrowings in the current period.
Mark to market loss on interest rate derivatives
Mark to market loss on interest rate derivatives was $0.9 million for the three months ended September 30, 2024, as compared to a mark to market loss on interest rate derivatives of $0.1 million for the three months ended September 30, 2023. The loss recognized for the three months ended September 30, 2024 and 2023, respectively, was attributable to the change in the fair value due to the change in the projected interest rate environment. The mark to market amount represents the change in fair value on the Company’s interest rate derivatives that have not been designated as hedging instruments. These derivatives were entered into for purposes of locking-in a fixed interest rate on a portion of the Company’s variable interest rate debt. As of September 30, 2024, the intent of the Company is to hold these derivative contracts until their maturity.
Income taxes
Income tax provision of $1.5 million and $3.0 million for the three months ended September 30, 2024 and 2023, respectively, represent taxes on both U.S. and foreign earnings at a combined effective income tax provision rate of 81.4% and 36.5%, respectively. The effective tax rate for the three months ended September 30, 2024 and 2023 differs from the federal statutory income tax rate of 21.0% primarily due to foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance.
Equity in losses, net of taxes
Equity in losses of Vasconia, net of taxes, was $1.0 million for the three months ended September 30, 2023. Equity in losses included a non-cash impairment charge of $0.3 million, to reduce the carrying value of the Company’s equity method investment in Vasconia to its fair value.

MANAGEMENT’S DISCUSSION AND ANALYSIS
NINE MONTHS ENDED SEPTEMBER 30, 2024 COMPARED TO THE NINE MONTHS ENDED
SEPTEMBER 30, 2023
Net Sales
Consolidated net sales for the nine months ended September 30, 2024 were $467.7 million, a decrease of $15.8 million, or 3.3%, as compared to net sales of $483.5 million for the corresponding period in 2023. In constant currency, a non-GAAP financial measure, which excludes the impact of foreign exchange fluctuations and was determined by applying 2024 average rates to 2023 local currency amounts, consolidated net sales decreased by $16.5 million, or 3.4%, as compared to consolidated net sales in the corresponding period in 2023.
Net sales for the U.S. segment for the nine months ended September 30, 2024 were $431.2 million, a decrease of $16.7 million, or 3.7%, as compared to net sales of $447.9 million for the corresponding period in 2023.
Net sales for the U.S. segment’s Kitchenware product category were $261.7 million for the nine months ended September 30, 2024, a decrease of $5.7 million, or 2.1%, as compared to $267.4 million for the corresponding period in 2023. The decrease was mainly driven by lower consumer demand for kitchen tools and gadgets, kitchen measurement and barware products, partially offset by higher sales for bakeware and cutlery and boards products.
Net sales for the U.S. segment’s Tableware product category were $93.0 million for the nine months ended September 30, 2024, a decrease of $6.0 million, or 6.1%, as compared to $99.0 million for the corresponding period in 2023. The decrease was across both dinnerware and flatware sales due to lower warehouse club programs in 2024 compared to 2023 and lower sales to brick-and-mortar customers.
Net sales for the U.S. segment’s Home Solutions product category were $76.5 million for the nine months ended September 30, 2024, a decrease of $5.0 million, or 6.1%, as compared to $81.5 million for the corresponding period in 2023. The decrease was attributable to lower sales of hydration products and decreased sales of Taylor branded bath measurement products. The decrease was partially offset by higher sales for Home Décor products driven by a new warehouse club program in 2024 and sales of a new licensed product brand.
Net sales for the International segment were $36.5 million for the nine months ended September 30, 2024, an increase of $0.9 million, or 2.5%, as compared to net sales of $35.6 million for the corresponding period in 2023. In constant currency, a non-GAAP financial measure, which excludes the impact of foreign exchange fluctuations, net sales stayed flat, as compared to consolidated net sales in the corresponding period in 2023. The increase was attributable to higher sales in Australia for the Company's global trading business in Asia and sales in continental Europe, partially offset by lower replenishment orders for e-commerce.
Gross margin
Gross margin for the nine months ended September 30, 2024 was $179.5 million, or 38.4%, as compared to $180.8 million, or 37.4%, for the corresponding period in 2023.
Gross margin for the U.S. segment was $166.5 million, or 38.6%, for the nine months ended September 30, 2024, as compared to $167.6 million, or 37.4%, for the corresponding period in 2023. The improvement in gross margin percentage was due to lower inbound freight costs and product mix.
Gross margin for the International segment was $13.0 million, or 35.6%, for the nine months ended September 30, 2024, as compared to $13.2 million, or 37.1%, for the corresponding period in 2023. The decrease in gross margin percentage was driven by higher product costs due to unfavorable fluctuations in foreign currency exchange rates.
Distribution expenses
Distribution expenses for the nine months ended September 30, 2024 were $51.3 million, as compared to $49.7 million for the corresponding period in 2023. Distribution expenses as a percentage of net sales were 11.0% for the nine months ended September 30, 2024, as compared to 10.3% for the nine months ended September 30, 2023.
Distribution expenses as a percentage of net sales for the U.S. segment were 9.6% and 8.9% for the nine months ended September 30, 2024 and 2023, respectively. Distribution expenses during the nine months ended September 30, 2024 and 2023 included $0.7 million and $0.5 million, respectively, for redesign costs related to the Company's U.S. warehouse. As a percentage of sales shipped from the Company’s U.S. warehouses, excluding non-recurring expenses, distribution expenses were 10.0% and 9.7% for the nine months ended September 30, 2024 and 2023, respectively. The increase in expenses as a percentage of net sales was a result of higher depreciation expense due to changes in asset retirement obligation estimates, higher labor rates, and higher software expenses due to the launch of a new warehouse management system at the Company's west coast distribution center. These increases were partially offset by lower storage expenses, improved labor management efficiencies resulting in a decrease of employee expenses, and lower pallet expenses.
Distribution expenses as a percentage of net sales for the International segment were 26.9% for the nine months ended September 30, 2024, compared to 27.2% for the corresponding period in 2023. As a percentage of sales shipped from the Company’s international warehouse, distribution expenses were 24.3% and 23.8% for the nine months ended September 30, 2024 and 2023, respectively. The decrease in expenses as a percentage of net sales was primarily attributed to lower freight out expenses, higher sales, partially offset by higher expenses for the distribution of the Company's products within its global trading business in Asia.
Selling, general and administrative expenses
Selling, general and administrative expenses for the nine months ended September 30, 2024 were $116.6 million, an increase of $2.6 million, or 2.3%, as compared to $114.0 million for the corresponding period in 2023.
Selling, general and administrative expenses for the U.S. segment were $90.2 million for the nine months ended September 30, 2024, as compared to $88.3 million for the corresponding period in 2023. As a percentage of net sales, selling, general and administrative expenses were 20.9% and 19.7% for the nine months ended September 30, 2024 and 2023, respectively. The increase in expenses was attributable to higher employee expenses, expenses related to the start-up of the Company’s manufacturing operations in Mexico, legal expenses, and inflationary increases across several expense categories. This was partially offset by a decrease in the provision for doubtful accounts in the current period.
Selling, general and administrative expenses for the International segment were $12.5 million for the nine months ended September 30, 2024, as compared to $11.3 million for the corresponding period in 2023. The increase was primarily attributable to higher employee expenses and penalties related to tax filings incurred in the current period.
Unallocated corporate expenses for the nine months ended September 30, 2024 were $13.9 million, as compared to $14.4 million for the corresponding period in 2023. The decrease was driven by lower incentive compensation and insurance expenses.
Restructuring expenses
For the nine months ended September 30, 2023, the Company incurred $0.8 million of unallocated corporate expense related to the termination payment with its Executive Chairman.
Interest expense
Interest expense was $16.6 million and $16.1 million for the nine months ended September 30, 2024 and 2023, respectively. The increase in expense was a result of higher interest rates on outstanding borrowings, partially offset by lower average outstanding borrowings in the current period.
Mark to market loss on interest rate derivatives
Mark to market loss on interest rate derivatives was $1.2 million for the nine months ended September 30, 2024, as compared to $0.1 million for the nine months ended September 30, 2023. The increase was attributable to the change in the fair value based on the increase in interest rates. The mark to market amount represents the change in fair value on the Company’s interest rate derivatives that have not been designated as hedging instruments. These derivatives were entered into for purposes of locking-in a fixed interest rate on a portion of the Company’s variable interest rate debt. As of September 30, 2024, the intent of the Company is to hold these derivative contracts until their maturity.
Gain on extinguishments of debt
Gain on extinguishments of debt was $1.5 million for the nine months ended September 30, 2023. The gain recognized for the nine months ended September 30, 2023 was attributable to the repurchase of $47.2 million in principal amount of the Term Loan. Refer to NOTE 6 — DEBT for additional information.

Loss on equity securities
Loss on equity securities was $14.2 million for the nine months ended September 30, 2024. In the second quarter of 2024, the Company lost significant influence over its investment in Vasconia and discontinued the equity method of accounting. This change resulted in the reclassification of previously recognized accumulated other comprehensive losses to the investment balance and subsequently resulted in a non-cash loss of $14.2 million, to reduce the investment to its fair value. NOTE 4 —INVESTMENT for additional information.
Income taxes
Income tax provision of $1.7 million and $2.9 million for the nine months ended September 30, 2024 and 2023, respectively, represent taxes on both U.S. and foreign earnings at a combined effective income tax provision rate of (8.2)% and 197.0%, respectively. The negative rate for the nine months ended September 30, 2024 reflects tax expense on a pretax financial reporting loss. The effective tax rate for the nine months ended September 30, 2024 and 2023 differs from the federal statutory income tax rate of 21.0% primarily due to the impact of non-deductible expenses and foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance.
Equity in losses, net of taxes
Equity in losses of Vasconia, net of taxes, was $2.1 million for the nine months ended September 30, 2024, as compared to $9.7 million for the nine months ended September 30, 2023. For the nine months ended September 30, 2023, equity in losses included a non-cash impairment charge of $6.8 million to reduce the carrying value of the Company’s equity method investment in Vasconia to its fair value.
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
At September 30, 2024, the Company had cash and cash equivalents of $6.0 million, compared to $16.2 million at December 31, 2023. Working capital was $230.2 million at September 30, 2024, compared to $224.4 million at December 31, 2023. Liquidity as of September 30, 2024 was $75.6 million, consisting of $6.0 million of cash and cash equivalents, $51.6 million of availability under the ABL Agreement, limited by the Term Loan financial covenant, and $18.0 million of available funding under the Receivables Purchase Agreement.
Inventory, a large component of the Company’s working capital, is expected to fluctuate from period to period, with inventory levels higher primarily in the June through October time period. The Company also expects inventory turnover to fluctuate from period to period based on product and customer mix. Certain product categories have lower inventory turnover rates as a result of minimum order quantities from the Company’s vendors or customer replenishment needs. Certain other product categories experience higher inventory turns due to lower minimum order quantities or trending sale demands. For the three months ended September 30, 2024, inventory turnover was 2.1 times, or 175 days, as compared to 2.2 times, or 164 days, for the three months ended September 30, 2023. Inventory turns have remained relatively consistent.
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
As of September 30, 2024 and December 31, 2023, the total availability under the ABL Agreement were as follows (in thousands):

	September 30, 2024	December 31, 2023
Maximum aggregate principal allowed	$200,000	$181,919
Outstanding borrowings under the ABL Agreement	(64,489)	(60,395)
Standby letters of credit	(8,828)	(2,894)
Total availability under the ABL Agreement	$126,683	$118,630
Availability under the ABL Agreement is limited to the lesser of the $200.0 million commitment thereunder and the borrowing base and therefore depends on the valuation of certain current assets comprising the borrowing base. The borrowing capacity under the ABL Agreement will depend, in part, on eligible levels of accounts receivable and inventory that fluctuate regularly. Due to the seasonality of the Company’s business, the Company may have greater borrowing availability during the third and fourth quarters of each year. Consequently, the $200.0 million commitment thereunder may not represent actual borrowing capacity. The Company’s borrowing capacity may be further limited by the Term Loan financial covenant of 5.00 to 1.00 maximum Total Net Leverage Ratio. As of September 30, 2024, the availability under the ABL Agreement, limited by the Term Loan financial covenant, was $51.6 million.

The current and non-current portions of the Company’s Term Loan included in the condensed consolidated balance sheets were as follows (in thousands):

	September 30, 2024	December 31, 2023
Current portion of Term Loan:
Term Loan payment	$7,500	$7,500
Estimated Excess Cash Flow principal payment	2,000	—
Estimated unamortized debt issuance costs	(2,633)	(2,758)
Total Current portion of Term Loan	$6,867	$4,742

Non-current portion of Term Loan:
Term Loan, net of current portion	$134,875	$142,500
Estimated unamortized debt issuance costs	(4,705)	(6,666)
Total Non-current portion of Term Loan	$130,170	$135,834
The estimated Excess Cash Flow principal payment recorded at September 30, 2024 represents the Company’s estimate for the Excess Cash Flow Payment due in 2025. There was no Excess Cash Flow payment due in 2024.
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
Borrowings under the revolving credit facility bear interest, at the Company’s option, at one of the following rates: (i) an alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.5% or one-month Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus 1.0% as of a specified date in advance of the determination, but in each case not less than 1.0%, plus a margin of 0.25% to 0.50%, or (ii) Adjusted Term SOFR, which is the Term SOFR Rate for the selected 1, 3 or 6 month interest period plus 0.10% (or Euro Interbank Offered Rate “EURIBOR” for borrowings denominated in Euro; or Sterling Overnight Index Average “SONIA” for borrowings denominated in Pounds Sterling), but in each case not less than zero, plus a margin of 1.25% to 1.50%. The respective margins are based upon average quarterly availability, as defined in and computed pursuant to the ABL Agreement. In addition, the Company pays a commitment fee of 0.20% to 0.25% per annum based on the average daily unused portion of the aggregate commitment under the ABL Agreement. The interest rate on outstanding borrowings under the ABL Agreement at September 30, 2024 was between 4.79% and 6.68%. The Company paid a commitment fee of 0.25% on the unused portion of the ABL Agreement during the nine months ended September 30, 2024.
The Term Loan bears interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of (x) the prime rate, (y) a federal funds and overnight bank funding based rate plus 0.5% or (z) one-month Adjusted Term SOFR, but not less than 1.0%, plus 1.0%, plus a margin of 4.5% or (ii) Adjusted Term SOFR (Term SOFR plus the Term SOFR Adjustment) for the applicable interest period, but not less than 1.0%, plus a margin of 5.5%. The interest rate on outstanding borrowings under the Term Loan at September 30, 2024 was 10.73%.
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
The Company was in compliance with the covenants of the Debt Agreements at September 30, 2024.
On June 8, 2023, the Company completed the repurchase of $47.2 million in principal amount of the Term Loan, for $95 per $100 of principal. The repurchase was executed by way of a reverse Dutch auction, pursuant to and in accordance with the terms and conditions provided for in the Term Loan. In connection therewith, debt issuance costs of $0.5 million were written off and fees of $0.4 million were incurred. The gain on the early retirement of the Term Loan of $1.5 million, net of fees and expenses, was recognized during the three and nine months ended September 30, 2023.
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
The Company’s adjusted EBITDA for the trailing twelve months ended September 30, 2024 was $53.9 million.
Capital expenditures for the nine months ended September 30, 2024 were $1.6 million.
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

The following is a reconciliation of the net income (loss), as reported, to adjusted EBITDA, for each of the last four quarters and the 12 months ended September 30, 2024:

	Quarter Ended				Twelve Months Ended September 30, 2024
	December 31, 2023	March 31, 2024	June 30, 2024	September 30, 2024
	(in thousands)
Net income (loss) as reported	$2,707	$(6,260)	$(18,167)	$344	$(21,376)
Loss on equity securities	—	—	14,152	—	14,152
Equity in losses, net	2,978	2,092	—	—	5,070
Income tax provision (benefit)	3,313	210	(57)	1,507	4,973
Interest expense	5,618	5,614	5,157	5,834	22,223
Depreciation and amortization	4,955	4,939	4,894	6,408	21,196
Mark to market loss on interest rate derivatives	364	174	82	928	1,548
Stock compensation expense	917	807	1,037	1,042	3,803
Contingent consideration fair value adjustments	(600)	—	—	—	(600)
Loss on extinguishments of debt	759	—	—	—	759
Acquisition related expenses	407	95	641	210	1,353
Warehouse redesign expenses(1)	51	18	35	662	766
Adjusted EBITDA(2)	$21,469	$7,689	$7,774	$16,935	$53,867
(1) For the twelve months ended September 30, 2024, the warehouse redesign expenses were related to the U.S. segment.
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
The Company did not sell receivables to HSBC during the three and nine months ended September 30, 2024 and September 30, 2023. At September 30, 2024, $18.0 million of accounts receivables were available for sale to HSBC, net of applicable charges.
Derivatives
Interest Rate Swaps
In June 2019 the Company entered into interest rate swap agreements, with an aggregate notional value of $25.0 million and expire in February 2025. In March 2024, the Company entered into a new interest rate swap agreement, with an aggregate notional value of $25.0 million and expire in August 2027. These non-designated interest rate swaps serve as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. The Company’s total outstanding notional value of interest rate swaps was $50.0 million at September 30, 2024.
The Company’s interest rate swaps that were designated as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings expired in March 2023. The Company has no designated interest rate swaps at September 30, 2024.

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
The aggregate gross notional value of foreign exchange contracts at September 30, 2024 was $2.8 million. These foreign exchange contracts have been designated as hedges in order to apply hedge accounting.
The Company is exposed to market risks as well as changes in foreign currency exchange rates as measured against the USD and each other, and to changes to the credit risk of derivative counterparties. The Company attempts to minimize these risks primarily by using foreign currency forward contracts and by maintaining counterparty credit limits. These hedging activities provide only limited protection against currency exchange and credit risk. Factors that could influence the effectiveness of the Company’s hedging programs include those impacting currency markets and the availability of hedging instruments and liquidity of the credit markets. All foreign currency forward contracts that the Company enters into are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure. The Company does not enter into such contracts for speculative purposes, and as of September 30, 2024, these foreign exchange contracts have been designated as hedges in to order to apply hedge accounting.
Operating activities
Net cash used in operating activities was $1.7 million for the nine months ended September 30, 2024, as compared to net cash provided by operating activities of $17.0 million for the nine months ended September 30, 2023. The decrease from 2024 compared to 2023 was attributable to increased use of cash related to inventory purchases and higher net loss, partially offset by timing of collections related to the Company's accounts receivables, and timing of payments for accounts payable and accrued expenses.
Investing activities
Net cash used in investing activities was $1.6 million and $1.8 million for the nine months ended September 30, 2024 and 2023, respectively.
Financing activities
Net cash used in financing activities was $6.9 million for the nine months ended September 30, 2024, as compared to net cash used in financing activities of $32.4 million for the nine months ended September 30, 2023. The change was attributable to the repurchase of a portion of the term loan and stock repurchases in the 2023 period, partially offset by lower net proceeds from revolving credit facility in the 2024 period.
Stock repurchase program
On March 14, 2022, the Company announced that its Board authorized the repurchase of up to $20.0 million of the Company’s common stock, replacing the Company’s previously-authorized $10.0 million share repurchase program. The repurchase authorization permits the Company to effect the repurchases from time to time through open market purchases and privately negotiated transactions. No repurchases were effected during the nine months ended September 30, 2024. As of September 30, 2024, the remaining dollar amount available for repurchases under the Board authorized plan was $11.1 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the 2023 Annual Report on Form 10-K.
Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 30, 2024, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.
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
Item 5. Other Information
Rule 10b5-1 Trading Plans
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2024.

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

Lifetime Brands, Inc.

/s/ Robert B. Kay	November 7, 2024
Robert B. Kay
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Laurence Winoker	November 7, 2024
Laurence Winoker
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)