Form 10-K
period 2024-12-31
LIFETIME BRANDS, INC
filed 2025-03-13
CIK 874396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-K
______________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of 12,827,241 shares of the voting common equity held by non-affiliates of the registrant as of June 30, 2024, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $110,186,000. Directors, executive officers, and trusts controlled by said individuals are considered affiliates for the purpose of this calculation and may not necessarily be considered affiliates for any other purpose.
The number of shares of common stock, par value $0.01 per share, outstanding as of February 28, 2025, was 22,162,879.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the registrant’s definitive proxy statement for the 2025 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 are incorporated by reference in Part III of this Annual Report.

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
•The Company’s business may be materially adversely affected by the imposition of duties and tariffs and other trade barriers and retaliatory countermeasures implemented by the U.S. and other governments.
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
•As a result of the Company’s prior acquisition of Filament, Taylor Parent has significant influence over the Company and its interests may conflict with the Company’s or those of its stockholders in the future.
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
The Company’s product categories include two categories of products used to prepare, serve and consume foods, Kitchenware (kitchen tools, cutlery, kitchen scales, thermometers, cutting boards, shears, cookware, pantryware, spice racks and bakeware) and Tableware (dinnerware, stemware, flatware and giftware); and one category, Home Solutions, which comprises other products used in the home (thermal beverageware, bath scales, weather and outdoor household products, food storage, neoprene travel products and home décor).
The Company continually evaluates opportunities to expand the reach of its brands and to invest in other companies, both foreign and domestic, that own or license complementary brands.
The Company has a presence in international markets through subsidiaries and affiliate companies that are based outside of the United States. In Europe, the Company operates two wholly-owned subsidiaries to sell the Company’s products in the United Kingdom (“U.K.”) and countries within the European Union. The brand development and design teams, administrative teams, and distribution for its international operations operate out of a state of the art facility in Aston, England as well as a third-party distribution facility located in Rotterdam, Netherlands.
The Company also has a subsidiary in the People’s Republic of China (“China”) to supply the Company’s products to the Chinese market and subsidiaries based in Hong Kong, Australia and New Zealand to facilitate the sale of its products to Asia Pacific region and smaller markets elsewhere in the world. The Company has a presence in Canada through a strategic alliance with a Canadian company to distribute many of the Company’s products in Canada.
The Company is a Delaware corporation, incorporated on December 22, 1983.
The Company’s top brands and their respective product categories as of December 31, 2024 are:

Brand	Licensed/Owned	Product Category
Farberware®	Licensed (1)	Kitchenware
Mikasa®	Owned	Tableware and Home Solutions
KitchenAid®	Licensed	Kitchenware
Taylor®	Owned	Kitchenware and Home Solutions
Pfaltzgraff®	Owned	Kitchenware, Tableware and Home Solutions
Fred® & Friends	Owned	Kitchenware
Kamenstein®	Owned	Kitchenware
BUILT NY®	Owned	Home Solutions
S'well®	Owned	Home Solutions
Rabbit®	Owned	Kitchenware
(1)The Company has a royalty free license to utilize the Farberware® brand, primarily for its kitchenware products, for a term that expires in 2195, subject to earlier termination under certain circumstances.
The Company sources almost all of its products from suppliers located outside the United States, primarily in China. The Company manufactures its sterling silver products at a leased facility in San Germán, Puerto Rico and fills canisters with spices and assembles spice racks at its owned distribution facility in Winchendon, Massachusetts. The Company has manufacturing operations in Mexico to manufacture certain of the Company’s products.

BUSINESS SEGMENTS
The Company has two reportable operating segments, U.S. and International. The U.S. segment includes the domestic operations of the Company’s business that design, market and distribute its products to retailers, distributors and directly to consumers through retail websites. The International segment consists of certain business operations conducted outside the U.S.
Additional information regarding the Company’s reportable segments is included in NOTE 12 — BUSINESS SEGMENTS of the Notes to the consolidated financial statements included in Item 15.
CUSTOMERS
The Company’s wholesale customers include mass market merchants, specialty stores, department stores, warehouse clubs, grocery stores, off-price retailers, food service distributors, food and beverage outlets, corporate sales and e-commerce.
The Company’s products are sold globally to a diverse customer base including mass market merchants (such as Walmart and Target), specialty stores (such as Williams Sonoma and Dunelm), department stores (such as Macy’s, Kohl’s and Belk), warehouse clubs (such as Costco, and BJs), grocery stores (such as Publix, Kroger, Meijer, and Winn-Dixie), off-price retailers (such as TJX Companies and Ross Stores), food service distributors (such as US Foods, Clark Food Service and Jetro), food and beverage outlets (such as Starbucks) and e-commerce (such as Amazon). The Company also does business with independent retailers, including through business-to-business websites aimed at independent retailers.
The Company also operates its own consumer websites that provide information about the Company’s products and offer consumers the opportunity to purchase a limited selection of the Company’s products directly.
During the years ended December 31, 2024, 2023 and 2022, Wal-Mart Stores, Inc. (“Walmart”), accounted for 19%, 21% and 19% of consolidated net sales, respectively. During the years ended December 31, 2024, 2023, and 2022, sales to Costco Wholesale Corporation (“Costco”) accounted for 11%, 11%, and 13% of consolidated net sales. During the year ended December 31, 2024, 2023 and 2022, Amazon.com Inc., (“Amazon”), accounted for 13%, 11% and 11% of consolidated net sales. Sales to Costco and Amazon are included in the Company’s U.S. and International segments. No other customers accounted for 10% or more of the Company’s sales during these periods.
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
Additionally, the Company uses third-party operated distribution facilities to supplement its distribution capacity, including a distribution facility located in Rotterdam, Netherlands. As of December 31, 2024, the Company occupied 27,000 square feet of this facility.
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
DESIGN AND INNOVATION
At the heart of the Company is a culture of innovation and new product development. The Company’s global in-house design and development teams currently consist of approximately 70 professional designers, artists and engineers. Utilizing the latest available design tools, technology and materials, these teams create new products, redesign existing products and create packaging and merchandising concepts.
SOURCES OF SUPPLY
The Company sources its products from hundreds of suppliers, almost all of which are located outside the United States. Most of the Company’s suppliers are located in China. The Company also sources products from suppliers across various countries including, Hong Kong, Taiwan, Japan, South Korea, Vietnam, Cambodia, Malaysia, Philippines, Thailand, India, the United States, Canada, Mexico, Argentina, Chile, Paraguay, Uruguay, the U.K., Italy, Portugal, Netherlands, Poland, Turkey, Czech Republic, Indonesia, Australia and New Zealand. The Company orders products significantly in advance of the anticipated time of their sale by the Company. The Company does not have any formal long-term arrangements with any of its suppliers and its arrangements with most manufacturers allow for flexibility in modifying the quantity, composition and delivery dates of orders.
MANUFACTURING
The Company contracts with third parties to manufacture the vast majority of its products.
The Company manufactures its sterling silver products at a leased manufacturing facility in San Germán, Puerto Rico and fills jars and other containers with spices and assembles spice racks at an owned facility in Winchendon, Massachusetts. The Company has manufacturing operations in Mexico to manufacture certain of the Company’s products.
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
PATENTS AND LICENSES
The Company owns approximately 1,050 design and utility patents. The Company does not believe that the expiration of any of its patents would have a material adverse effect on either of the Company’s segments.
The Company holds certain rights to use the Farberware brand for kitchen tools, cutlery, cutting boards, shears and certain other products which together represent a material portion of its sales, through a fully-paid, royalty-free license for a term that expires in 2195, subject to earlier termination under certain circumstances. The Company also holds a license to use the KitchenAid brand for certain products, including products for kitchen tools, cutlery and bakeware, subject to a license agreement that will expire in December 2026. The Company originally entered into a licensing arrangement for use of the KitchenAid brand in 2000, and has renewed the license, typically for three to four year periods, since that time.
HUMAN CAPITAL
The Company aspires to hire and retain the best and brightest employees. At December 31, 2024, the Company had approximately 1,180 full-time employees, of whom approximately 130 were located in Asia, 190 were located in Europe and 860 were located in the United States and Puerto Rico. The Company also hires seasonal workers at its distribution centers through temporary staffing agencies. None of the Company’s employees are represented by a labor union or subject to collective bargaining agreements, except as required by local law.
The Company believes in the importance of the retention, growth and development of our employees. The Company believes it offers competitive compensation and benefits packages to its employees. Further, the Company offers professional development opportunities to cultivate talent throughout the Company. The Company also aims to foster an inclusive community.

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
SEASONALITY
The Company’s business and working capital needs are seasonal with a majority of sales occurring in the third and fourth quarters. In 2024, net sales for the third and fourth quarters accounted for 58% of total annual net sales, respectively. In anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period.

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
•government policies, including tax policies relating to value-added taxes, import and export duties and quotas, anti-dumping regulations and related tariffs, import and export controls and social compliance standards;
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

The Company’s business may be materially adversely affected by the imposition of duties and tariffs and other trade barriers and retaliatory countermeasures implemented by the U.S. and other governments.
A majority of the Company’s products are sourced from vendors outside the U.S. During the last several years there have also been significant changes to U.S. trade policies, sanctions, legislation, treaties and tariffs, including, but not limited to, trade policies and tariffs affecting products from outside of the U.S. For example, in early 2025, the current U.S. presidential administration announced significant new tariffs on foreign imports into the U.S., specifically from Mexico, Canada, and China, and has proposed additional new tariffs that may be implemented in the future. Given the Company’s reliance upon non-domestic suppliers, any significant changes to the U.S. trade policies (and those of other countries in response) or changes without sufficient notice may cause a material adverse effect on its ability to source products from other countries or significantly increase the costs of obtaining such products, which could result in a material adverse effect on our financial results. The extent and duration of increased tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand for our products in affected markets. Any new or additional tariffs on goods imported to the U.S. from China, Mexico, Canada, or other countries, or products imported into the European Union or other non-U.S. markets, could also increase the cost of some of our products and reduce our margins. In response to the tariffs, the Company may seek to increase prices to its customers, which may diminish demand for its products. The imposition of additional tariffs or other trade barriers could increase our costs in certain markets and may cause our customers to find alternative sourcing or could make it more difficult for us to sell our products in some markets. Other countries where we operate or sell our products have changed, and may continue to change, their own policies on trade as well as business and foreign investment in their respective countries. Additionally, it is possible that U.S. policy changes and uncertainty about such changes could increase market volatility and currency exchange rate fluctuations. As a result of these dynamics, we cannot predict the impact to our business of any future changes to the U.S.’s or other countries’ trading relationships or the impact of new laws or regulations adopted by the U.S. or other countries.
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
The Company has a substantial amount of indebtedness and is dependent on the availability of its bank loan facilities to finance its liquidity needs. As of December 31, 2024, the Company had $185.2 million of consolidated debt outstanding under a senior secured term loan credit facility and senior secured asset-based revolving credit facility.
The Company’s credit agreement, dated as of March 2, 2018 (as amended, the “ABL Agreement”) provides for, among other things, a maximum aggregate principal amount of $200.0 million and will mature on August 25, 2027. The Company’s loan agreement, dated as of March 2, 2018 (as amended, the “Term Loan”), has a principal amount of $150.0 million, and matures on August 26, 2027. The Term Loan will be repaid in quarterly payments of principal equal to 1.25% of the original aggregate principal amount of the Term Loan, which payments commenced on March 31, 2024. The Term Loan requires the Company to make an annual mandatory prepayment of principal based upon excess cash flow (the “Excess Cash Flow”), if any. Per the Debt Agreements, when the Company makes an Excess Cash Flow payment, the payment is first applied to satisfy the future quarterly required payments in order of maturity. This amount is recorded in the current maturity of the Term Loan on the consolidated balance sheets. At December 31, 2024, borrowings under the Debt Agreements represented approximately 29% of total capital (indebtedness plus stockholders’ equity).
In 2018, the Company utilized the proceeds of borrowings under the Debt Agreements (collectively, the ABL Agreement and Term Loan) (i) to repay in full all existing indebtedness for borrowed money under its former credit agreement and (ii) to finance, in part, the acquisition of Filament, the refinancing of certain indebtedness of Filament and its subsidiaries, and the payment of fees and expenses in connection with the foregoing. In 2023, the Term Loan was amended to extend the maturity of $150 million of the Term Loan. The Company may be unable to generate cash sufficient to pay when due the principal of, interest on, or other amounts due with respect to, its indebtedness. In addition, the Company’s business is seasonal with a significant amount of its revenue realized during the latter portion of the year. Therefore, the Company’s borrowing needs fluctuate widely based upon its seasonal working capital requirements.
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
The Company’s borrowings bear interest at floating rates. An increase in interest rates would adversely affect the Company’s profitability. For example, in 2024 interest expense increased by $0.5 million compared to the prior year as a result of a higher interest rate environment, partially offset by lower average outstanding borrowings. To the extent that the Company’s access to credit may be restricted because of its own performance, its bank lenders’ performances or conditions in the capital markets generally, the Company would not be able to operate normally.
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
A portion of the Company’s long-term assets consists of goodwill recorded as a result of the Company’s acquisitions; other identifiable intangible assets, including trade names; and long-lived assets. At December 31, 2024, goodwill, net of accumulated impairment charges totaled $33.2 million; finite-lived intangible assets, net of accumulated impairment charges and accumulated amortization totaled $150.3 million. The Company does not amortize goodwill but rather reviews it for impairment on an annual basis or more frequently when events or changes in circumstances indicate that its carrying value may not be recoverable. If the carrying value of a reporting unit exceeds its current fair value as determined based on the discounted future cash flows of the reporting unit or comparable market sales and earnings multiples, the goodwill or intangible asset is considered impaired and is reduced to fair value. Events and conditions that could result in impairment include a prolonged period of global economic weakness, a decline in economic conditions and/or a slow, weak economic recovery, as well as sustained declines in the price of the Company’s common stock, adverse changes in the regulatory environment, adverse changes in the market share of the Company’s products, adverse changes in interest rates, further corporate income tax reforms or other factors leading to reductions in the long-term sales or profitability that the Company expects. Determination of the fair value of a reporting unit includes developing estimates, which are highly subjective and incorporate calculations that are sensitive to minor changes in underlying assumptions. Management’s assumptions change as more information becomes available. Changes in these assumptions could result in an impairment charge in the future, which could have a significant adverse impact on the Company’s reported earnings. If the future operating performance of one or more of the Company’s operating segments does not meet expectations, the Company may be required to record a significant charge during the period in which any impairment of the Company’s goodwill or other long-term assets is determined.
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
The Company’s wholesale customers include mass market merchants, specialty stores, department stores, warehouse clubs, grocery stores, off-price retailers, food service distributors, food and beverage outlets, corporate sales and e-commerce. Unanticipated changes in purchasing and other practices by the Company’s customers, including a customer’s pricing and payment terms, inventory de-stocking, limitations on shelf space, more extensive packaging requirements, changes in order quantities, use of private label brands and other practices, could materially and adversely affect the Company’s business, results of operations and financial condition. In addition, as a result of the desire of retailers to more closely manage inventory levels and optimize their supply chains, retailers may evaluate suppliers based on their ability to deliver orders at the quantity and schedule specified, which is known as the "on-time-in-full" delivery metric. Supply-chain complexity and customer demand for on-shelf availability creates additional pressure on delivery performance, which in turn can add strain on distribution channels. The Company’s annual earnings and cash flows also depend to a great extent on the results of operations in the latter half of the year due to the seasonality of its sales. The Company’s success and sales growth is also dependent on its evaluation of consumer preferences and changing trends.
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
During the years ended December 31, 2024, 2023 and 2022, Wal-Mart Stores, Inc. (“Walmart”), accounted for 19%, 21% and 19% of consolidated net sales, respectively. During the years ended December 31, 2024, 2023 and 2022, sales to Costco Wholesale Corporation (“Costco”) accounted for 11%, 11%, and 13% of consolidated net sales. During the year ended December 31, 2024, 2023 and 2022, Amazon.com Inc., (“Amazon”), accounted for 13%, 11% and 11% of consolidated net sales. Sales to Costco and Amazon are included in the Company’s U.S. and International segments. No other customers accounted for 10% or more of the Company’s sales during these periods.
A material reduction in sales to the aforementioned or other top customers in the aggregate, could have a significant adverse effect on the Company’s business and operating results. In addition, pressures by such customers that would cause the Company to materially reduce the price of its products could result in reduced sales and operating margin. Any significant changes or financial difficulties that affect these customers, such as reduced sales by such customers (whether for reasons that affect a particular customer or the retail industry in general) may also result in reduced demand for the Company’s products. The Company would also be subject to increased credit risk with respect to such customers. In particular, the concentration of the Company’s business with Walmart, Costco and Amazon extends to its international business as well as through the Company’s strategic alliance in Canada, due to the market presence of Walmart, Costco and Amazon in these foreign countries. Any changes in purchasing practices or decline in the financial condition, of Walmart, Costco and Amazon or other large customers, may have a material adverse impact on the business, results of operations and financial condition of the Company.
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
The retail environment is highly competitive and rapidly evolving with the increase pace of technological development. Consumers are increasingly embracing shopping online. As a result, an increasing portion of total consumer expenditures with retailers is occurring online and through mobile commerce applications. This overall trend has negatively affected many brick-and-mortar retailers. If the Company’s brick-and-mortar retail customers fail to maintain or grow their overall market position through the integration of physical retail presence and digital retail, these customers may experience financial difficulties including store closures, bankruptcies or liquidations. This could, in turn, substantially reduce the Company’s revenues, increase credit risk and have a material adverse effect on the Company’s results of operations, financial condition and cash flows.
If the Company is unable to effectively manage its existing online business, the Company's reputation and operating results may be harmed.
The success of the Company’s online business depends, in part, on factors over which the Company may have limited control. The Company must successfully respond to changing consumer preferences and online buying trends. The Company is also vulnerable to certain additional risks and uncertainties associated with operating an online business, including: changes in required technology interfaces, website downtime and other technical failures, costs and technical issues as the Company upgrades its website software, computer viruses, changes in applicable federal and state regulations, security breaches, data breaches, and consumer privacy concerns. In addition, the Company must keep up to date with competitive technology trends, including the use of improved technology, creative user interfaces and other online marketing tools such as paid search, which may increase its costs and which may not succeed in increasing sales or attracting customers. The Company’s failure to successfully respond to these risks and uncertainties might adversely affect the sales in its online business, as well as damage the Company’s reputation and brands.
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
Various commodities comprise the raw materials used to manufacture the Company’s products. The prices of these commodities have historically fluctuated on a cyclical basis and have often depended on a variety of factors over which the Company has no control. Additionally, labor costs represent a significant component of the Company’s supplier’s manufacturing costs and the Company’s suppliers may increase the prices they charge the Company if they experience rising labor costs. The cost of producing and distributing the Company’s products is also sensitive to energy costs, duties and tariffs. For example, freight costs significantly increased in 2022 and began to return to lower levels in 2023. The Company is unable to determine to what extent, if any, it will be able to pass future cost increases through to its customers. The Company’s inability to come to favorable agreements with its suppliers or to pass increased costs through to the Company’s customers could materially and adversely affect its financial condition or results of operations.
Intellectual property risks
The loss of certain licenses or material changes in royalty rates could materially adversely affect the Company’s operating margin and cash flow.
Significant portions of the Company’s business are dependent on trade names, trademarks and patents, some of which are licensed from third parties. In 2024, sales of licensed brands accounted for approximately 18% of the Company’s gross sales. The Company’s licenses for many of these brands require it to pay royalties based on sales. Many of these license agreements are subject to termination by the licensor, if, for example, the Company fails to satisfy certain minimum sales obligations or breaches the terms of the license. The loss of significant licenses or a material increase in the royalty rates the Company pays or other new terms negotiated upon renewal of such licenses could result in a reduction of the Company’s operating margins and cash flow from operations or otherwise adversely affect its business.
The Company holds certain rights to use the Farberware brand for kitchen tools, cutlery, cutting boards, shears and certain other products which together represent a material portion of its sales, through a fully-paid, royalty-free license for a term that expires in 2195, subject to earlier termination under certain circumstances. The licensor is a joint venture of which the Company is a 50% owner. The other 50% owner of the joint venture has the right to terminate the Company’s license if the Company materially breaches any of the material terms of the license and fails to cure the material breach within 180 days of notice of the breach, if it is determined in an arbitration proceeding that money damages alone would not be sufficient compensation to the licensor and that the breach is so egregious as to warrant termination of the license and forfeiture of the Company’s rights to use the brand under that license agreement.

If the Company were to lose the Farberware license for kitchen tools, cutlery, cutting boards, shears and certain other products through termination as a result of an uncured breach, its business, results of operations and financial condition would be materially adversely affected.
Sales of KitchenAid branded products, to a lesser extent, also represent a material portion of the Company’s sales. The Company also holds a license to use the KitchenAid brand for certain products, including products for kitchen tools, cutlery and bakeware, subject to a license agreement that will expire in December 2026. The Company originally entered into a licensing arrangement for use of the KitchenAid brand in 2000, and has renewed the license, typically for three-year periods, since that time. Although it expects to be able to renew its current KitchenAid license prior to its expiration, there is no assurance that the Company will be able to do so on reasonable terms, or at all, and any failure to do so could have a material adverse effect on the Company’s business, results of operations and financial condition.
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
In January 2025, the Company announced the relocation of its east coast distribution facility currently located in Robbinsville, NJ (the “Robbinsville Facility”) to a warehouse and distribution space in Hagerstown, Maryland (the “Hagerstown Facility”). The Hagerstown Facility is a new built to suit distribution center and will require an investment of capital expenditures of approximately $10 million for equipment and certain leasehold improvements. The Company expects to incur one-time costs to close its Robbinsville Facility of up to $7 million as well as one-time relocation costs of up to $7 million. Additionally, the Company’s purchases that are to be delivered this new distribution facility will require the Company to arrange for transportation, primarily by sea, from ports in Asia and Europe to a new port in the United States. The relocation subjects the Company to certain risks such as delays in construction, increase in exit and relocation costs, and transportation risks. Failure to successfully navigate these risks could have a material adverse effect on the Company’s business and results of operations.
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
The Company may incur material costs to comply with increasingly stringent environmental laws and enforcement policies. Moreover, there are proposed international accords and treaties, as well as federal, state and local laws and regulations, which would attempt to control or limit the causes of climate change, including the effect of greenhouse gas emissions on the environment. In the event that the U.S. government or foreign governments enact new climate change laws or regulations or make changes to existing laws or regulations, compliance with applicable laws or regulations may result in increased manufacturing costs for the Company’s products, such as by requiring investment in new pollution control equipment or changing the ways in which certain of the Company’s products are made. The Company may incur some of these costs directly, while other costs may be passed on to the Company from its third-party suppliers. The Company also may incur costs associated with government inquiries and investigations. For example, in August 2021 a wholly-owned subsidiary of the Company received a Notice of Liability from the Department of Justice on behalf of the EPA. Negotiations in connection with the Notice culminated in a Consent Decree for Remedial Design and Remedial Action at Operable Unit One of the San German Groundwater Contamination Site (“Consent Decree”). For further discussion of the Company’s legal proceedings refer to NOTE 13 — COMMITMENTS AND CONTINGENCIES to the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Any finding that the Company is not in compliance with applicable environmental laws and regulations or any new laws and regulations in the future could have a material adverse effect on the Company’s business, financial condition and results of operations.
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
As a result of the Company’s prior acquisition of Filament, Taylor Parent has significant influence over the Company and its interests may conflict with the Company’s or its stockholders in the future.
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
The Company’s Infrastructure Director is responsible for managing cybersecurity risks, including the prevention, detection, mitigation, and remediation of cybersecurity incidents. The Infrastructure Director has 20 years of experience in the creation and management of enterprise security risk programs. The Infrastructure Director reports to the EVP, Global Supply Chain & Import, who oversees the Company’s management of cybersecurity risk. Through these activities and monitoring, both internally and externally, any events or incidents identified will be escalated to the appropriate Business Team Member in accordance with the Company’s Incident Management Plan.
The Company engages with third-party experts, including cybersecurity focused Security Operations Center (SOC) and leading-edge EDR providers, to assist in evaluating and detecting security risk and initiate corrective actions. These partnerships enable the Company to leverage specialized knowledge and insights, ensuring cybersecurity strategies and processes remain aligned with industry best practices. The collaboration with these third parties includes regular audits, threat assessments, and consultation on security enhancements.
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

Item 2. Properties
The following table lists the principal properties at which the Company operated its business at December 31, 2024:

Location	Description	Size (square feet)	Owned/ Leased
Rialto, California (1)	West Coast warehouse and distribution facility	703,000	Leased
Robbinsville, New Jersey (1)(4)	Principal East Coast warehouse and distribution facility	700,000	Leased
Aston, England (2)	Offices, showroom, warehouse and distribution facility	250,000	Leased
Winchendon, Massachusetts (1)	Warehouse and distribution facility, and spice packing line	175,000	Owned
Garden City, New York (3)	Corporate headquarters/main showroom	159,000	Leased
Las Cruces, New Mexico (1)	Offices, warehouse and distribution facility	56,000	Leased
San Germán, Puerto Rico (1)	Sterling silver manufacturing facility	55,000	Leased
Medford, Massachusetts (1)	Offices, showroom, warehouse and distribution facility	44,000	Leased
Oak Brook, Illinois (1)	Offices	18,000	Leased
Seattle, Washington (1)	Offices	17,500	Leased
Shanghai, China (3)	Offices	16,300	Leased
New York, New York (1)	Offices and showrooms	12,000	Leased
Chihuahua, Mexico	Manufacturing facility	12,000	Leased
Atlanta, Georgia (1)	Showrooms	11,000	Leased
Guangzhou, China (3)	Offices	10,000	Leased
Bentonville, Arkansas (1)	Offices and showroom	7,000	Leased
Newtown, Pennsylvania (1)	Offices	5,900	Leased
Pawtucket, Rhode Island (1)	Offices and showroom	4,900	Leased
Menomonee Falls, Wisconsin (1)	Showroom	4,000	Leased
Tianjin, China (3)	Offices	2,400	Leased
Minneapolis, Minnesota (1)	Offices	1,956	Leased
Kowloon, Hong Kong (3)	Offices	1,814	Leased
Issaquah, Washington (1)	Offices and showroom	1,125	Leased
(1)Location primarily used by the U.S. segment.
(2)Location used by the International segment.
(3)Location used by both segments.
(4)In January 2025, the Company entered into a lease agreement for warehouse and distribution space in Hagerstown, Maryland (the “Hagerstown Facility”). The Company expects that the facility will be operational by the second quarter of 2026. The Facility will serve as the Company’s primary east coast distribution facility primarily for its U.S. segment, which will replace the Company’s existing Robbinsville, New Jersey facility, the lease for which expires in November 2026.

Item 3. Legal Proceedings
For a description of our legal proceedings, please see NOTE 13 — COMMITMENTS AND CONTINGENCIES, to the Company's consolidated financial statements included in this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosure
Not applicable.

PART II
Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is traded under the symbol “LCUT” on the Nasdaq Global Select Market (“Nasdaq”).
At February 28, 2025, the Company estimates that there were approximately 3,782 record holders of the Company’s common stock.
The Company is authorized to issue 100 shares of Series A Preferred stock and 2,000,000 shares of Series B Preferred stock, none of which were issued or outstanding at December 31, 2024.
For a discussion of dividends paid by the Company in 2024 and 2023, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Dividends. The Board of Directors currently intends to continue paying cash dividends for the foreseeable future, although the Board of Directors may in its discretion determine to modify or eliminate such dividends at any time.

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

Date	Lifetime Brands, Inc.	Hemscott Group Index	New Peer Group	Old Peer Group	Nasdaq Market Index
12/31/2019 (1)(2)	$100.00	$100.00	$100.00	$100.00	$100.00
12/31/2020	$223.17	$118.80	$133.63	$124.02	$144.92
12/31/2021	$237.14	$126.81	$155.76	$156.51	$177.06
12/31/2022	$114.40	$79.15	$92.38	$105.86	$119.45
12/31/2023	$104.16	$55.14	$103.84	$115.60	$172.77
12/31/2024	$93.80	$64.94	$75.92	$108.50	$223.87
(1)The graph assumes $100 was invested as of the close of trading on December 31, 2019 and dividends were reinvested. Measurement points are at the last trading day of each of the fiscal years ended December 31, 2020, 2021, 2022, 2023 and 2024. The material in this chart is not soliciting material, is not deemed filed with the SEC and is not incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation by reference language in such filing. A list of the companies included in the Company’s Hemscott Group Index will be furnished by the Company to any stockholder upon written request to the Chief Financial Officer of the Company. New peer group comprises of The Buckle, Inc., Delta Apparel, Inc., Unifi, Inc., Universal Electronics Inc., iRobot Corporation, Hamilton Beach Brands Holding Company, Helen of Troy Limited, Vera Bradley, Inc., Johnson Outdoors Inc., Lands’ End, Movado Group, Inc., Oxford Industries, Inc., JAKKS Pacific, Inc., YETI Holdings, Inc., Solo Brands, Inc., Superior Group of Companies. Old peer Group comprises of Acushnet Holdings Corp., Crocs, Inc., Hamilton Beach Brands Holding Co., Helen of Troy Ltd., Lands’ End, Inc., Johnson Outdoors Inc., Movado Group, Inc., Oxford Industries, Inc., The Buckle, Inc. and Tupperware Brands Corp., Unifi, Inc., Universal Electronics Inc., Vera Bradley, Inc., YETI Holdings, Inc.
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
ABOUT THE COMPANY
The Company designs, sources and sells branded kitchenware, tableware and other products used in the home. The Company’s product categories include two categories of products used to prepare, serve and consume foods, Kitchenware (kitchen tools, cutlery, kitchen scales, thermometers, cutting boards, shears, cookware, pantryware, spice racks and bakeware) and Tableware (dinnerware, stemware, flatware and giftware); and one category, Home Solutions, which comprises other products used in the home (thermal beverageware, bath scales, weather and outdoor household products, food storage, neoprene travel products and home décor).
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
BUSINESS SEGMENTS
The Company operates in two reportable segments: U.S. and International. The U.S. segment is the Company’s domestic business that designs, markets and distributes its products to retailers and distributors, as well as directly to consumers through third parties and its own internet websites primarily in the U.S. The International segment is the Company’s international business that sells and distributes products to consumers primarily in the U.K., the European Union and the Asia Pacific region. The Company has segmented its operations to reflect the manner in which management reviews and evaluates its results of operations.
SEASONALITY
The Company’s business and working capital needs are seasonal, with a majority of sales occurring in the third and fourth quarters. In 2024, 2023 and 2022, net sales for the third and fourth quarters accounted for 58%, 57% and 54% of total annual net sales, respectively. In anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period.
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
RECENT DEVELOPMENTS
In early 2025, the U.S. government announced and, in some cases, implemented additional tariffs on certain foreign goods, including certain finished products and raw materials such as steel and aluminum. These tariffs are likely to result in increased prices for these imported goods and materials and may limit the amount of these goods and materials that may be imported into the U.S. The Company purchases a high concentration of products from unaffiliated manufacturers located in China and other counties outside the U.S. This concentration exposes the Company to risks associated with doing business globally, including risks relating to tariffs.
In January 2025, the Company announced the relocation of the Company’s east coast distribution facility currently located in Robbinsville, NJ (the “Robbinsville Facility”) to a warehouse and distribution space in Hagerstown, Maryland (the “Hagerstown Facility”). In connection with the relocation, the Company will exit the Robbinsville Facility. The Company expects to incur one-time exit costs up to $7.0 million for employee severance, certain employee relocation costs, and remaining lease costs for the Robbinsville Facility, which costs are expected to be incurred in 2025 and 2026.
The Hagerstown Facility will require capital expenditures for equipment and certain leasehold improvements of approximately $10.0 million. One-time relocation costs are estimated to be up to $7.0 million, which includes recruitment, relocation of inventory, set up costs and lease expenses prior to the Hagerstown Facility being fully operational. These one-time costs are expected to be incurred in 2026. The Company expects that the Hagerstown Facility will be operational by the second quarter of 2026. Additionally, in connection with the relocation to the Hagerstown Facility, the Company will receive tax abatement and incentives over the term of the Lease from the State of Maryland and Washington County, Maryland totaling approximately $13 million. These incentives include real property tax abatement, employee state withholding tax credit, conditional grants and income tax credits.
EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLES
Adopted accounting pronouncements
In December 2024, the Company adopted Accounting Standards Update No. (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures: which enhances the disclosures required for operating segments in the Company’s annual and interim consolidated financial statements. The Company adopted this guidance on a retrospective basis and the adoption did not have a material impact on the Company’s consolidated financial statements. Refer to NOTE 12 — BUSINESS SEGMENTS
New accounting pronouncements
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

RESULTS OF OPERATIONS
The results of operations below focuses on the results of the year ended December 31, 2024 compared to the year ended December 31, 2023. For a discussion of 2023 compared to 2022 refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations”, in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
The following table sets forth statement of operations data of the Company as a percentage of net sales for the periods indicated below.

	Year Ended December 31,
	2024	2023	2022
Net sales	100.0%	100.0%	100.0%
Cost of sales	61.8	62.9	64.2
Gross margin	38.2	37.1	35.8
Distribution expenses	10.8	10.1	10.3
Selling, general and administrative expenses	23.4	22.2	21.3
Restructuring expenses	—	0.1	0.2
Wallace facility remediation expense	—	—	0.7
Income from operations	4.0	4.7	3.3
Interest expense	(3.3)	(3.2)	(2.4)
Mark to market (loss) gain on interest rate derivatives	(0.1)	(0.1)	0.3
Gain on extinguishments of debt, net	—	0.1	—
Loss on equity securities	(2.0)	—	—
(Loss) income before income taxes and equity in losses	(1.4)	1.5	1.2
Income tax provision	(0.5)	(0.9)	(0.8)
Equity in losses, net of taxes	(0.3)	(1.8)	(1.2)
Net loss	(2.2)%	(1.2)%	(0.8)%

MANAGEMENT’S DISCUSSION AND ANALYSIS
2024 COMPARED TO 2023
Net Sales
Net sales for the year ended December 31, 2024 were $683.0 million, a decrease of $3.7 million, or 0.5%, compared to net sales of $686.7 million in 2023. In constant currency, a non-GAAP financial measure, which excludes the impact of foreign exchange fluctuations and was determined by applying 2024 average rates to 2023 local currency amounts, net sales decreased $5.1 million, or 0.7%, as compared to consolidated net sales in the corresponding period in 2023.
Net sales for the U.S. segment in 2024 were $627.2 million, a decrease of $5.9 million, or 0.9%, compared to net sales of $633.1 million in 2023.
Net sales for the U.S. segment’s Kitchenware product category in 2024 were $384.3 million, a decrease of $2.4 million, or 0.6%, compared to net sales of $386.7 million in 2023. The net sales decrease in the U.S. segment’s Kitchenware product category was driven by lower sales for kitchen tools and barware products. The decrease was partially offset by higher sales for cutlery and board, and bakeware products driven by new warehouse programs in 2024 and the launch of new product lines.
Net sales for the U.S. segment’s Tableware product category in 2024 were $132.8 million, a decrease of $5.5 million, or 4.0%, compared to net sales of $138.3 million for 2023. The decrease was attributable to lower warehouse club programs in 2024 as well as other brick-and-mortar customers. This decline was partially offset by sales e-commerce customers.
Net sales for the U.S. segment’s Home Solutions products category in 2024 were $110.1 million, an increase of $2.0 million, or 1.9%, compared to net sales of $108.1 million in 2023. The increase was driven by higher sales for Home Décor products driven by a new warehouse club program in 2024 and sales of a new licensed product brand, partially offset by lower hydration product sales and Taylor branded bath measurement products.
Net sales for the International segment in 2024 were $55.8 million, an increase of $2.2 million, or 4.1%, compared to net sales of $53.6 million for 2023. In constant currency, a non-GAAP financial measure, which excludes the impact of foreign exchange fluctuations and was determined by applying 2024 average exchange rates to 2023 local currency amounts, net sales increased approximately 1.6%. The increase was driven by higher sales with global trading business in Asia.
Gross margin
Gross margin for 2024 was $260.7 million, or 38.2%, compared to $254.6 million, or 37.1%, for the corresponding period in 2023.
Gross margin for the U.S. segment was $240.3 million, or 38.3%, for 2024, compared to $236.5 million, or 37.4%, for 2023. The increase in gross margin percentage was due to lower inbound freight costs and favorable product mix.
Gross margin for the International segment was $20.4 million, or 36.6%, for 2024, compared to $18.1 million, or 33.8%, for 2023. The increase in gross margin percentage was driven by lower inventory reserves in the current period.
Distribution expenses
Distribution expenses were $73.8 million for the 2024 period as compared to $69.2 million for the 2023 period. Distribution expenses as a percentage of net sales were 10.8% and 10.1% in 2024 and 2023.
Distribution expenses as a percentage of net sales for the U.S. segment were approximately 9.6% in 2024 and 8.8% in 2023. Distribution expenses in 2024 and 2023 included $1.0 million and $0.6 million, respectively, for redesign costs related to the Company’s U.S. warehouses. As a percentage of sales shipped from the Company’s warehouses, excluding warehouse redesign expenses, distribution expenses were 9.7% and 9.4% for 2024 and 2023. The increase in the expenses as a percentage of sales was a result of higher depreciation expense due to changes in asset retirement obligation estimates and less labor management efficiencies resulting in an increase of employee expenses, partially offset by lower storage expenses.
Distribution expenses as a percentage of net sales for the International segment were approximately 24.7% in 2024 and 25.0% in 2023, respectively. As a percentage of sales shipped from the Company’s international warehouses, distribution expenses were 22.1% and 22.3% for 2024 and 2023, respectively. The decrease in the expense as a percentage of sales was primarily attributed to favorable freight rates, partially offset by lower shipment volume in U.K. resulting in an unfavorable impact of fixed warehouse expenses.

Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses for 2024 were $159.8 million, an increase of $7.2 million, or 4.7%, as compared to $152.6 million for 2023.
SG&A expenses for 2024 for the U.S. segment were $123.0 million, an increase of $5.6 million, or 4.8%, compared to $117.4 million for 2023. As a percentage of net sales, SG&A expenses were 19.6% for 2024, compared to 18.5% for 2023. The increase in the expenses was attributable to higher employee expenses, amortization expense related to an indefinite trade name, which was reclassified to a definite lived trade name in 2024, expenses related to the start-up of the Company’s manufacturing operations in Mexico, legal expenses, and inflationary increases across several expense categories. This was partially offset by a decrease in the provision for doubtful accounts in the current period.
SG&A expenses for 2024 for the International segment were $17.2 million, an increase of $1.5 million, or 9.6%, compared to $15.7 million for 2023. As a percentage of net sales, SG&A expenses were 30.8% for 2024, compared to 29.3% for 2023. The increase in the expenses was primarily attributable to higher employee expenses, penalties related to tax filings incurred in the current period, and higher foreign currency exchange losses.
Unallocated corporate expenses for 2024 were $19.6 million, compared to $19.5 million for 2023. The increase was driven by lower insurance expenses.
Restructuring expenses
During the year ended December 31, 2023, the Company incurred $0.8 million of unallocated corporate expenses related to the termination payment with its Executive Chairman.
Interest expense
Interest expense for 2024 was $22.2 million, compared to $21.7 million for 2023. The increase was a result of higher interest rates on outstanding borrowings in the current period, partially offset by lower average outstanding borrowings.
Mark to market (loss) gain on interest rate derivatives
Mark to market loss on interest rate derivatives was $0.5 million for both the year ended December 31, 2024, and December 31, 2023. The mark to market amount represents the change in the fair value on the Company’s interest rate derivatives that have not been designated as hedging instruments. These derivatives were entered into for purposes of locking-in a fixed interest rate on the Company's variable interest rate debt. As of December 31, 2024, the intent of the Company is to hold these derivative contracts until their maturity.
Gain on extinguishments of debt, net
Gain on extinguishments of debt, net was $0.8 million for the year ended December 31, 2023, consisting of a $1.5 million gain in connection with the repurchase of $47.2 million in principal amount of the Term Loan, and $0.7 million of loss recorded on the prepayment of Term Loan principal in connection with Amendment No. 2 to the Term Loan. Refer to NOTE 7 — DEBT for further details of these transactions.
Loss on equity securities
Loss on equity securities was $14.2 million for the year ended December 31, 2024. In the second quarter of 2024, the Company lost significant influence over its investment in Vasconia and discontinued the equity method of accounting. This change resulted in the reclassification of previously recognized accumulated other comprehensive losses to the investment balance and subsequently resulted in a non-cash loss of $14.2 million, to reduce the investment to its fair value. NOTE 5 — EQUITY INVESTMENTS for additional information.
Income tax provision
The income tax provision was $3.3 million in 2024 and $6.2 million in 2023. The Company’s effective tax rate for 2024 was (34.2)%, compared to 59.4% for 2023. The negative rate for 2024 reflects tax expense on pretax financial reporting loss. The effective tax rate in 2024 differs from the federal statutory rate primarily due to state and local tax expense, nondeductible expenses and losses, and UK foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance, offset by a reduction in the Company’s accrual for uncertain tax positions and the release of the valuation allowance on foreign losses in the Netherlands.

The effective tax rate in 2023 differs from the federal statutory rate primarily due to state and local tax expense, nondeductible expenses, and foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance.
Equity in losses, net of taxes
Equity in losses of Vasconia, net of taxes, was $2.1 million for the year ended December 31, 2024, as compared to $12.7 million for the year ended December 31, 2023. During the year ended December 31, 2023, equity in losses included a non-cash impairment charge of $6.8 million, to reduce the carrying value of the Company’s investment in Vasconia to its fair value.
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
Goodwill, intangible assets and long-lived assets
Goodwill and intangible assets deemed to have indefinite lives are not amortized but, instead, are subject to an annual impairment assessment on October 1. Additionally, if events or conditions were to indicate the carrying value of a reporting unit may not be recoverable, the Company would evaluate goodwill and other intangible assets for impairment at that time.
As it relates to the goodwill assessment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment testing described in the FASB’s ASC Topic 350, Intangibles – Goodwill and Other. If, after assessing qualitative factors, the Company determines that it is more likely than not that the fair value of a reporting unit exceed its carrying amount, then no further testing is performed for that reporting unit. However, if based on the Company’s qualitative assessment it concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or if the Company elects to bypass the qualitative assessment, the Company will proceed with performing the quantitative impairment test.
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
Determining fair value using a market approach considers multiples of financial metrics based on both acquisitions and trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple is determined which is applied to financial metrics to estimate the fair value of a reporting unit.
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
The Company also evaluates qualitative factors to determine whether or not its indefinite-lived intangible have been impaired and then performs quantitative tests if required. These tests can include the relief from royalty model or other valuation models. The significant assumptions used in the relief from royalty model are future net sales for the related brand, royalty rate and the cost of capital to determine the fair value of the indefinite lived intangible. Projected net sales for the related brand and royalty rate were determined to be significant assumptions because they are the primary drivers of the projected cash flows in the relief from royalty model. Cost of capital was also determined to be a significant assumption as it is the discount rate used to calculate the current fair value of those projected cash flows.
Goodwill
The Company performed its annual impairment assessment of its U.S. reporting unit as of October 1, 2024 by comparing the fair value of the reporting unit with its carrying value. The Company performed the analysis using a discounted cash flow and market multiple method. As of October 1, 2024, the fair value of the U.S. reporting unit exceeded the carrying value of goodwill by 5.4%.
As of December 31, 2024, the Company assessed the carrying value of goodwill and determined, based on qualitative factors, that no impairment indicators existed for goodwill.
The carrying value of the goodwill for the U.S reporting unit was $33.2 million as of December 31, 2024.
Indefinite-lived trade name
The Company bypassed the optional qualitative impairment analysis for its indefinite-lived trade name asset annual October 1, 2024 impairment test. The Company completed the quantitative impairment analysis by comparing the fair value of the indefinite-lived trade name to its carrying value using a relief from royalty approach, which assumes the value of the trade name is the discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the trade name and instead licensed the trade name from another company. The Company determined that the fair value exceeded its carrying value as of October 1, 2024, and therefore the indefinite-lived intangible asset was not impaired. As of October 1, 2024, the fair value of the Company’s indefinite-lived trade name exceeded its carrying value by 2.4%. In connection with the annual impairment analysis, the Company determined that the trade name, previously estimated to contribute to cash flows indefinitely, has a definite life. Accordingly, the trade name was reclassified from indefinite-lived to finite-lived or amortizable intangible asset as of October 1, 2024. The trade name will be amortized over an estimated useful life of 15 years.
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
At December 31, 2024 and 2023, the Company had cash and cash equivalents of $2.9 million and $16.2 million, respectively, and working capital of $221.8 million at December 31, 2024, compared to $224.4 million at December 31, 2023. The current ratio (current assets to current liabilities) was 2.5 to 1.0 at December 31, 2024, and December 31, 2023. The current ratio has remained relatively consistent.
At December 31, 2024, borrowings under the Company’s ABL Agreement were $42.7 million and $142.5 million was outstanding under the Term Loan. At December 31, 2023, borrowings under the Company’s ABL Agreement were $60.4 million and $150.0 million was outstanding under the Term Loan.
Liquidity as of December 31, 2024 was $111.7 million, consisting of $2.9 million of cash and cash equivalents, $82.8 million of availability under the ABL Agreement, limited by the Term Loan financial covenant, and $26.0 million of available funding under the Receivables Purchase Agreement.
Inventory, a large component of the Company’s working capital, is expected to fluctuate from period to period, with inventory levels higher primarily in the June through October time period. The Company also expects inventory turnover to fluctuate from period to period based on product and customer mix. Certain product categories have lower inventory turnover rates as a result of minimum order quantities from the Company’s vendors or customer replenishment needs. Certain other product categories experience higher inventory turns due to lower minimum order quantities or trending sale demands. For the three months ended December 31, 2024 inventory turnover was 2.4 times, or 150 days, as compared to 2.5 times, or 145 days, for the three months ended December 31, 2023. Inventory turns have remained relatively consistent. The increase in inventory levels at December 31, 2024 compared to December 31, 2023 was due to a proactive measure to mitigate impact of the tariffs expected in 2025.
On January 19, 2025, in connection with the lease agreement for the Hagerstown Facility, the Company provided financial assurance of $2.7 million in the form of a letter of credit. This reduced the availability under the revolving credit facility by the same amount.
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
The Term Loan will be repaid in quarterly payments of principal each equal to 1.25% of the aggregate principal amount of the Term Loan, which commenced on March 31, 2024, with the remaining balance payable on the maturity date. The Term Loan requires the Company to make an annual prepayment of principal, beginning with those for the fiscal year ending December 31, 2024, based upon a percentage of the Company’s excess cash flow, (“Excess Cash Flow”), if any. The percentage applied to the Company’s Excess Cash Flow is based on the Company’s Total Net Leverage Ratio (as defined in the Debt Agreements). When an Excess Cash Flow payment is required, each lender has the option to decline a portion or all of the prepayment amount payable to it. Per the Term Loan, when the Company makes an Excess Cash Flow prepayment, the payment is first applied to satisfy the next eight (8) scheduled future quarterly required payments of the Term Loan in order of maturity and then to the remaining scheduled installments on a pro rata basis.
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
As of December 31, 2024 and 2023, the total availability under the ABL Agreement were as follows (in thousands):

	December 31, 2024	December 31, 2023
Maximum aggregate principal allowed	$176,329	$181,919
Outstanding borrowings under the ABL Agreement	(42,693)	(60,395)
Standby letters of credit	(8,828)	(2,894)
Total availability under the ABL agreement	$124,808	$118,630
Availability under the ABL Agreement is limited to the lesser of the $200.0 million commitment thereunder and the borrowing base and therefore depends on the valuation of certain current assets comprising the borrowing base. The borrowing capacity under the ABL Agreement will depend, in part, on eligible levels of accounts receivable and inventory that fluctuate regularly. Due to the seasonality of the Company’s business, the Company may have greater borrowing availability during the third and fourth quarters of each year. Consequently, the $200.0 million commitment thereunder may not represent actual borrowing capacity. The Company’s borrowing capacity may be further limited by the Term Loan financial covenant of 5.00 to 1.00 maximum Total Net Leverage Ratio. As of December 31, 2024, the availability under the ABL Agreement, limited by the Term Loan financial covenant, was $82.8 million.
The current and non-current portions of the Company’s Term Loan included in the consolidated balance sheets were as follows (in thousands):

	December 31, 2024	December 31, 2023
Current portion of Term Loan:
Term Loan payment	$7,500	$7,500
Estimated unamortized debt issuance costs	(2,609)	(2,758)
Total Current portion of Term Loan	$4,891	$4,742

Non-current portion of Term Loan:
Term Loan, net of current portion	$135,000	$142,500
Estimated unamortized debt issuance costs	(4,051)	(6,666)
Total Non-current portion of Term Loan	$130,949	$135,834
The estimated 2024 excess cash flow payment of $1.3 million will be applied to the 2025 scheduled quarterly payments of the Term Loan, per the terms of the debt agreement.
As of December 31, 2024, the future principal payments of the Term Loan are as follows (in thousands):

2025	$7,500
2026	7,500
2027	127,500
Total	$142,500
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
Borrowings under the revolving credit facility bear interest, at the Company’s option, at one of the following rates: (i) an alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.5% or one-month Adjusted Term SOFR plus 1.0% as of a specified date in advance of the determination, but in each case not less than 1.0%, plus a margin of 0.25% to 0.5%, or (ii) Adjusted Term SOFR, which is the Term SOFR Rate for the selected 1, 3 or 6 month interest period plus 0.10% (or Euro Interbank Offered Rate “EURIBOR” for borrowings denominated in Euro; or Sterling Overnight Index Average “SONIA” for borrowings denominated in Pounds Sterling), but in each case not less than zero, plus a margin of 1.25% to 1.50%. The respective margins are based upon average quarterly availability, as defined in and computed pursuant to the ABL Agreement. In addition, the Company pays a commitment fee of 0.20% to 0.25% per annum based on the average daily unused portion of the aggregate commitment under the ABL Agreement. The interest rate on outstanding borrowings under the ABL Agreement at December 31, 2024 was between 4.29% and 7.88%. The Company paid a commitment fee of 0.25% on the unused portion of the ABL Agreement during the year ended December 31, 2024.
The Term Loan bears interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of (x) the prime rate, (y) a federal funds and overnight bank funding based rate plus 0.5% or (z) one-month Adjusted Term SOFR, but not less than 1.0% , plus 1.0%, plus a margin of 4.5% or (ii) Adjusted Term SOFR (Term SOFR plus the Term SOFR Adjustment) for the applicable interest period, but not less than 1.0%, plus a margin of 5.5%. The interest rate on outstanding borrowings under the Term Loan at December 31, 2024 was 10.06%.
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
The Company was in compliance with the covenants of the Debt Agreements at December 31, 2024.
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
In connection with the Term Loan Amendment, the Company reduced its outstanding principal by a net amount of $48.7 million through a voluntary prepayment of principal (in accordance with the terms of the original Term Loan Agreement), net of the issuance of new proceeds and an extension of a portion of existing Term Loan. In connection with the Term Loan Amendment that Company incurred fees of $9.1 million, which will be amortized over the life of the debt using the effective interest method. The Company recognized a loss of $0.7 million of unamortized debt issuance costs on the partial extinguishment for the portion of the Term Loan that was repaid.
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
The following is a reconciliation of net (loss) income as reported to adjusted EBITDA for the years ended December 31, 2024 and 2023 and each fiscal quarter of 2024 and 2023:

	Three Months Ended				Year Ended
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024	December 31, 2024
			(in thousands)
Net (loss) income as reported	$(6,260)	$(18,167)	$344	$8,918	$(15,165)
Loss on equity securities	—	14,152	—	—	14,152
Equity in losses, net of taxes	2,092	—	—	—	2,092
Income tax provision (benefit)	210	(57)	1,507	1,671	3,331
Interest expense	5,614	5,157	5,834	5,603	22,208
Depreciation and amortization	4,939	4,894	6,408	6,073	22,314
Mark to market loss (gain) on interest rate derivatives	174	82	928	(718)	466
Stock compensation expense	807	1,037	1,042	1,034	3,920
Acquisition related expenses	95	641	210	143	1,089
Warehouse redesign expenses(1)	18	35	662	249	964
Adjusted EBITDA(2)	$7,689	$7,774	$16,935	$22,973	$55,371
(1) For the year ended December 31, 2024, the warehouse redesign expenses were related to the U.S. segment.
(2) Adjusted EBITDA is a non-GAAP financial measure that is defined in the Company’s debt agreements. Adjusted EBITDA is defined as net (loss) income, adjusted to exclude loss on equity securities, equity in losses, net of taxes, income tax provision (benefit), interest expense, depreciation and amortization, mark to market loss (gain) on interest rate derivatives, stock compensation expense, and other items detailed in the table above that are consistent with exclusions permitted by our debt agreements.

	Three Months Ended				Year Ended
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023	December 31, 2023
			(in thousands)
Net (loss) income as reported	$(8,805)	$(6,520)	$4,206	$2,707	$(8,412)
Equity in losses, net of taxes	2,777	5,863	1,047	2,978	12,665
Income tax (benefit) provision	(1,348)	1,242	3,015	3,313	6,222
Interest expense	5,336	5,528	5,246	5,618	21,728
Depreciation and amortization	4,870	4,925	4,821	4,955	19,571
Mark to market loss (gain) on interest rate derivatives	234	(197)	98	364	499
Stock compensation expense	861	1,011	898	917	3,687
Contingent consideration fair value adjustment	—	(50)	—	(600)	(650)
(Gain) loss on extinguishments of debt, net	—	(1,520)	—	759	(761)
Acquisition related expenses	490	242	186	407	1,325
Restructuring expenses	856	—	—	—	856
Warehouse redesign expenses (1)	194	157	176	51	578
Adjusted EBITDA (2)	$5,465	$10,681	$19,693	$21,469	$57,308
(1) For the year ended December 31, 2023, the warehouse redesign expenses related to the U.S. segment.
(2) Adjusted EBITDA is a non-GAAP financial measure which is defined in the Company’s debt agreements. Adjusted EBITDA is defined as net (loss) income, adjusted to exclude equity in losses, net of taxes, income tax (benefit) provision, interest expense, depreciation and amortization, mark to market loss (gain) on interest rate derivatives, stock compensation expense, (gain) loss on extinguishments of debt, net, and other items detailed in the table above that are consistent with exclusions permitted by our debt agreements.
Capital expenditures
Capital expenditures for the year ended December 31, 2024 were $2.2 million.
Derivatives
The Company’s risk management strategy includes the use derivative financial instruments to manage its exposure to interest rate movements and to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates primarily to offset the earnings impact related to inventory purchases. The Company does not enter into derivative transactions for trading purposes. The Company classifies cash flows from its derivative transactions as cash flows from operating activities in the consolidated statements of cash flows.
The Company’s derivatives expose it to credit risks from possible non-performance by counterparties. The Company has limited its credit risk by entering into derivative transactions exclusively with investment-grade rated financial institutions and monitors the creditworthiness of these financial institutions on an ongoing basis. The Company utilizes standard counterparty master netting agreements that net certain foreign currency and interest rate swap transactions in the event of the insolvency of one of the parties to the transaction. These master netting arrangements permit the Company to net amounts due from the Company to counterparty with amounts due to the Company from the same counterparty. Although all of the Company’s recognized derivative assets and liabilities are subject to enforceable master netting arrangements, the Company has elected to present these assets and liabilities on a gross basis.
The Company does not anticipate non-performance by any of its counterparties.
Interest Rate Swap Agreements
To manage its exposures to interest rate movements, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
In June 2019 the Company entered into interest rate swap agreements, with an aggregate notional value of $25.0 million and expire in February 2025. In March 2024 and October 2024, the Company entered into new interest rate swap agreements, each with an aggregate notion value of $25.0 million and expire in August 2027. These non-designated interest rate swaps serve as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. The Company’s total outstanding notional value of interest rate swaps was $75.0 million at December 31, 2024.

The Company’s interest rate swaps that were designated as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings expired in March 2023. The Company has no designated interest rate swaps at December 31, 2024.
Foreign Exchange Contracts
To reduce the impact of changes in foreign currency exchange rates on its results, from time to time the Company is a party to certain foreign exchange contracts, primarily to offset the earnings impact related to fluctuations in foreign currency exchange rates associated with inventory purchases. The Company designates these contracts for accounting purposes as cash flow hedges. The Company purchases foreign currency forward contracts with terms less than 18 months. The aggregate gross notional values of foreign exchange contracts at December 31, 2024 and 2023 was $8.0 million and $9.8 million, respectively.
Dividends
Dividends were declared in 2024 and 2023 as follows:

Dividend per share	Date declared	Date of record	Payment date
$0.0425	March 8, 2023	May 1, 2023	May 15, 2023
$0.0425	June 22, 2023	August 1, 2023	August 15, 2023
$0.0425	August 2, 2023	November 1, 2023	November 15, 2023
$0.0425	November 7, 2023	February 1, 2024	February 15, 2024
$0.0425	March 8, 2024	May 1, 2024	May 15, 2024
$0.0425	June 20, 2024	August 1, 2024	August 15, 2024
$0.0425	August 6, 2024	November 1, 2024	November 15, 2024
$0.0425	November 5, 2024	January 31, 2025	February 14, 2025
On March 11, 2025, the Board of Directors declared a quarterly dividend of $0.0425 per share payable on May 15, 2025 to shareholders of record on May 1, 2025.
Cash provided by operating activities
Net cash provided by operating activities was $18.6 million in 2024, compared to $56.4 million in 2023. The decrease from 2024 compared to 2023 was attributable to increased use of cash related to inventory purchases, and timing of payments for accounts payable and accrued expenses, partially offset by timing of collections related to the Company’s accounts receivable.
Cash used in investing activities
Net cash used in investing activities was $2.2 million in 2024, compared to $2.8 million in 2023.
Cash used in financing activities
Net cash used in financing activities was $29.5 million in 2024 compared to $61.1 million in 2023. The change from 2024 compared to 2023 was attributable to higher repayments of the Term Loan in the 2023 period and financing costs incurred in connection with the Amendment No. 2 to the Term Loan. This was partially offset by higher proceeds from the revolving credit facility in the 2023 and no stock repurchases activities in the 2024 period.
MATERIAL CASH REQUIREMENTS
The Company’s material cash requirements include the following:
Debt
As of December 31, 2024, the Company had an outstanding Term Loan facility, which matures on August 26, 2027, for an aggregate principal amount of $142.5 million, with $7.5 million amounts due within 12 months. Future interest obligations associated with debt and interest rate swaps total $40.9 million, with $17.1 million payable within 12 months. The future interest obligations are estimated by assuming the amounts outstanding under the Company’s debt agreements and the interest rates as of December 31, 2024 remain consistent to the end of the debt agreements. Actual amounts borrowed and interest rates may vary over time.
Leases
The Company has operating leases for corporate offices, distribution facilities, manufacturing plants, and certain vehicles. As of December 31, 2024, the Company had fixed lease payment obligations of $85.7 million, with $19.2 million payable within 12 months.

Royalties
The Company has license agreements that require the payment of minimum royalties on sales of licensed products. As of December 31, 2024, the estimated minimum royalties payable under the noncancellable term of these agreements amounted to $8.2 million payable within 12 months.
Post-retirement benefit
The Company assumed retirement benefit obligations, which are paid to certain former executives of a business acquired in 2006. As of December 31, 2024, the estimated discounted obligations under the agreements with the former executives amounted to $4.7 million, with $0.4 million payable within 12 months.
Wallace EPA Matter
As of December 31, 2024, in connection with the Wallace EPA Matter, the Company’s estimated remediation liability amounted to $5.4 million, with $1.0 million is expected to be paid within 12 months. On February 7, 2024, the Company provided financial assurance of $5.6 million in the form of a letter of credit.
Hagerstown Facility Relocation
In connection with the relocation of the Company’s east coast distribution center to Hagerstown Facility the Company expects to incur the following:
i) Fixed lease payment obligations of $123.4 million, with $5.0 million payable in within the first 12 months of the lease which is expected to commence in March 2026.
ii) Capital expenditures of approximately $10.0 million related to equipment and certain leasehold improvements, of which $6.0 million is expected to be purchased in 2025.
iii) The Company expects to incur one-time exit costs to close its operations in Robbinsville of up to $7.0 million. This includes employee severance, certain employee relocation costs and remaining lease costs for the Robbinsville Facility through the end of the term. These costs are expected to be incurred in 2025.
iv) The asset retirement obligations related to the Robbinsville fixed assets of $1.3 million is expected to be paid 2026.
iv) The Company expects to one-time relocation costs to be up to $7.0 million, which includes recruitment, relocation of inventory, set up costs and lease expenses prior to the Hagerstown Facility being fully operational. These one-time costs are expected to be incurred in 2026.
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
The Company’s functional currency is the U.S. dollar. The Company has foreign operations through its acquisitions, investments and strategic alliances in the U.K., Netherlands, Mexico, Canada, Australia, New Zealand, Hong Kong and China; therefore, the Company is subject to increases and decreases in its investments resulting from the impact of fluctuations in foreign currency exchange rates. Additional transactions exposing the Company to exchange rate risk include sales, certain inventory purchases and operating expenses. Through its subsidiaries, portions of the Company’s cash, trade accounts receivable and trade accounts payable are denominated in foreign currencies. For the year ended December 31, 2024, approximately 7% of the Company’s net sales revenue was in foreign currencies, compared to 8% for the year ended December 31, 2023. These sales were primarily denominated in U.K. pounds, Euros and Canadian dollars. The Company makes most of its inventory purchases from Asia and uses the U.S. dollar for such purchases. In the Company’s consolidated statements of operations, foreign exchange gains and losses are recognized in SG&A expense. A hypothetical 10% change in exchange rates, with the U.S. dollar as the functional and reporting currency, would result in an increase of approximately $0.8 million in SG&A expenses.
To reduce the impact of changes in foreign currency exchange rates on its results, from time to time the Company is a party to certain foreign exchange contracts, primarily to offset the earnings impact related to fluctuations in foreign currency exchange rates associated with inventory purchases. The Company designates these contracts for accounting purposes as cash flow hedges. The Company purchases foreign currency forward contracts with terms less than 18 months. The aggregate gross notional values of foreign exchange contracts at December 31, 2024 and 2023 was $8.0 million and $9.8 million, respectively.

The Company’s ABL Agreement and Term Loan bear interest at variable rates. The Credit Agreement provides for interest rates linked to one of the SOFR, the Prime Rate or the Federal Funds Rate; therefore, the Company is subject to increases and decreases in interest expense resulting from fluctuations in interest rates. The Company entered into interest rate swap agreements in June 2019, March 2024, and October 2024, to manage interest rate exposure in connection with its variable interest rate borrowings with an aggregate notional value of $75.0 million at December 31, 2024. As of December 31, 2024, approximately $110.2 million of the Company’s debt carries a variable rate of interest, as compared to $185.4 million at December 31, 2023. The remainder of the debt at December 31, 2024 (approximately $75.0 million) carries a fixed rate of interest through the use of interest rate swaps. A hypothetical and instantaneous 100 basis point increase in the Company’s variable interest rates would increase interest expense by approximately $2.2 million over a twelve month period. The sensitivity analysis above assumes interest rate changes are instantaneous and parallel shifts in the yield curve occur.
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
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 31, 2024, that the Company’s controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2024. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
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
Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 using the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2024 was effective.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Lifetime Brands, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Lifetime Brands, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Lifetime Brands, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2024 consolidated financial statements of the Company and our report dated March 13, 2025 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Jericho, New York
March 13, 2025

Item 9B. Other Information
Rule 10b5-1 Trading Plans
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2024.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Items 10, 11, 12, 13 and 14
The information required under these items is contained in the Company’s 2025 Proxy Statement, which will be filed with the SEC within 120 days after the close of the Company’s fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.
The Company has adopted insider trading policies and procedures regarding securities transactions (the “Insider Trading Policy”) that apply to all officers, directors, employees, consultants and contractors of the Company and its subsidiaries, as well as the Company itself. The Company believes that the Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations with respect to the purchase, sale and/or other dispositions of the Company’s securities, as well as the applicable rules and regulations of Nasdaq. A copy of the Insider Trading Policy is filed as Exhibit 19 to this Annual Report on Form 10-K.
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

10.12
Amended and Restated 2000 Long-Term Incentive Plan, effective as of June 25, 2020 (filed as Appendix B to the Registrant's Definitive Proxy Statement on Schedule 14A, filed on April 29, 2020 and incorporated by reference herein)

10.13
Amended and Restated 2000 Long-Term Incentive Plan, effective as of June 23, 2022 (filed as Appendix B to the Registrant's Definitive Proxy Statement on Schedule 14A, filed on April 28, 2022 and incorporated by reference herein)

10.14
Amended and Restated 2000 Long-Term Incentive Plan, effective as of June 20, 2024 (filed as Appendix B to the Registrant's Definitive Proxy Statement on Schedule 14A, filed on April 25, 2024 and incorporated by reference herein)

10.15
Amended and Restated Employment Agreement, dated September 10, 2015, between the Company and Laurence Winoker (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 16, 2015)

10.16
Amendment to the Amended and Restated Employment Agreement, dated November 8, 2017, between the Company and Laurence Winoker (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)

10.17
Letter Agreement Amending and Supplementing Employment Agreement between Lifetime Brands, Inc. and Laurence Winoker, effective April 13, 2020 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020)

10.18
Third Amendment to the Amended and Restated Employment Agreement, dated as of August 1, 2022, between the Company and Laurence Winoker (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2022)

10.19
Fourth Amendment to the Amended and Restated Employment Agreement, dated as of March 8, 2023, by and between the Company and Laurence Winoker (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022)

10.20
Fifth Amendment to the Amended and Restated Employment Agreement, dated as of November 8, 2023, by and between the Company and Laurence Winoker (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023)

10.21
Shares Subscription Agreement by and among the Company, Ekco, S.A.B. and Mr. José Ramón Elizondo Anaya and Mr. Miguel Ángel Huerta Pando, dated as of June 8, 2007 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed June 11, 2007)

10.22
Amendment No. 1 dated September 5, 2007 to the Shares Subscription Agreement by and among the Company, Ekco, S.A.B. and Mr. José Ramón Elizondo Anaya and Mr. Miguel Ángel Huerta Pando (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.23
Amendment No. 2 dated September 25, 2008 to the Shares Subscription Agreement by and among the Company, Ekco, S.A.B. and Mr. José Ramón Elizondo Anaya and Mr. Miguel Ángel Huerta Pando (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.24
Employment Agreement, dated as of November 8, 2017, between the Company and Daniel Siegel (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)

10.25
Amendment to the Employment Agreement, dated as of October 11, 2019, between the Company and Daniel Siegel (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed October 15, 2019)

10.26
Letter Agreement Amending and Supplementing Employment Agreement between Lifetime Brands, Inc. and Daniel Siegel, effective April 13, 2020 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020)

10.27
Second Amendment, dated February 1, 2021, to the Employment Agreement, dated as of November 8, 2017, by and between Lifetime Brands, Inc. and Daniel Siegel (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed February 1, 2021)

10.28
Third Amendment, dated March 8, 2023, to the Employment Agreement, dated as of November 8, 2017, by and between Lifetime Brands, Inc. and Daniel Siegel (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022)

10.29
Fourth Amendment to the Employment Agreement, dated as of November 8, 2023, by and between the Company and Daniel Siegel (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023)

10.30	Form of Amended and Restated Director’s and Officer’s Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 28, 2016)

10.31
Receivables Purchase Agreement, dated as of September 30, 2016 by and among the Company, as a Seller and as a Seller Agent and initial Servicer, for itself and each of its subsidiaries thereto as a Seller, and HSBC Bank USA, National Association, as Purchaser (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 4, 2016)

10.32
Lease Agreement (Single Tenant Facility), dated as of February 14, 2017 between Baseline Opportunity LLC and Lifetime Brands Inc. for property located at 1221 North Alder Avenue, Rialto, California (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)

10.33
Voting Agreement, dated as of December 22, 2017, by and among Taylor Parent, LLC, and Jeffrey Siegel, Ronald Shiftan, Daniel Siegel and Clifford Siegel (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 29, 2017)

10.34
Employment Agreement, dated as of December 22, 2017, between the Company and Robert B. Kay (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 29, 2017)

10.35
Amendment to the Employment Agreement, dated as of October 11, 2019, between the Company and Robert B. Kay (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 15, 2019)

10.36
Letter Agreement Amending and Supplementing Employment Agreement between Lifetime Brands, Inc. and Robert B. Kay, effective April 13, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020)

10.37
Second Amendment, dated February 1, 2021, to the Employment Agreement, dated as of December 22, 2017, by and between Lifetime Brands, Inc. and Robert Kay (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 1, 2021)

10.38
Third Amendment, dated March 8, 2023, to the Employment Agreement, dated as of December 22, 2017, by and between Lifetime Brands, Inc. and Robert Kay (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022)

10.39
Stockholders Agreement, dated as of March 2, 2018, between the Company and Taylor Parent, LLC (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed March 6, 2018)

10.40
Amendment to Stockholders Agreement, dated as of October 11, 2019, between the Company and Taylor Parent, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 15, 2019)

10.41
Second Amendment, dated October 19, 2023, to that certain Stockholders Agreement, dated as of March 2, 2018, by and between Lifetime Brands, Inc. and Taylor Parent, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 20, 2023)

10.42
Letter Agreement and Joinder, dated as of November 9, 2018, by and among the Company, Taylor Parent, LLC and Centre Capital Investors V, LP. (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed November 15, 2018)

10.43
Credit Agreement, dated as of March 2, 2018, by and among the Company, the other Borrowers from time to time party thereto, the other Loan Parties from time to time party thereto, the Lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed March 6, 2018)

10.44
Amendment No. 1, dated as of December 28, 2021, by and among the Company, the other Loan Parties party thereto (as defined therein), and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.01 to the Company's Current Report on Form 8-K filed December 29, 2021)

10.45
Amendment No. 2, dated as of August 26, 2022, by and among the Company, the other Loan Parties party thereto (as defined therein), and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.01 to the Company's Current Report on Form 8-K filed August 29, 2022)

10.46
Loan Agreement, dated as of March 2, 2018, by and among the Company, the other Loan Parties from time to time party thereto, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Golub Capital LLC, as Syndication Agent. (incorporated by reference to Exhibit 10.03 to the Company’s Current Report on Form 8-K filed March 6, 2018)

10.47
Amendment No. 1, dated as of December 29, 2022, by and among the Company, the other Loan Parties from time to time party thereto, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Golub Capital LLC, as Syndication Agent. (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed January 3, 2023)

10.48
Amendment No. 2, dated as of November 14, 2023, by and among the Company, the other Loan Parties party thereto (as defined therein), and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 15, 2023)

10.49
Amendment No.1 to the Receivables Purchase Agreement, dated as of October 9, 2020 by and among the Company, as a Seller and as a Seller Agent and initial Servicer, for itself and each of its subsidiaries thereto as a Seller, and HSBC Bank USA, National Association, as Purchaser (incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020)

10.50
Amendment No.2 to the Receivables Purchase Agreement, dated as of January 6, 2023 by and among the Company, as a Seller and as a Seller Agent and initial Servicer, for itself and each of its subsidiaries thereto as a Seller, and HSBC Bank USA, National Association, as Purchaser (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022)

10.51
Amendment No.3 to the Receivables Purchase Agreement, dated as of December 21, 2023 by and among the Company, as a Seller and as a Seller Agent and initial Servicer, for itself and each of its subsidiaries thereto as a Seller, and HSBC Bank USA, National Association, as Purchaser (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023)

10.52
Amendment No.4 to the Receivables Purchase Agreement, dated as of February 23, 2024 by and among the Company, as a Seller and as a Seller Agent and initial Servicer, for itself and each of its subsidiaries thereto as a Seller, and HSBC Bank USA, National Association, as Purchaser (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023)

10.53
Amendment to Option Grant Certificates, dated as of March 8, 2023 by and among the Company and Jeffrey Siegel (incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022)

10.54+
Lease Agreement, dated January 23, 2025, by and between the Company and CRP/TCC Rhoton Owner LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 29, 2025)

10.55*
Amendment Agreement No.6, dated as of March 13, 2025 to the Shares Subscription Agreement by and among the Company, Grupo Vasconia, S.A.B. and Mr. José Ramón Elizondo Anaya and Mr. Miguel Ángel Huerta Pando

19.1*	Insider Trading Policy

21.1*	Subsidiaries of the Company

23.1*	Consent of Ernst & Young LLP

23.2*	Consent of Castillo Miranda Y Compania, S.C.

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

97.1	Compensation Recoupment Policy of Lifetime Brands, Inc. (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023)

99.1*	Report of Independent Registered Accounting Firm on the consolidated financial statements of Grupo Vasconia, S.A.B. (formerly Ekco, S.A.B.)

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL
Notes to exhibits:
(*) Filed herewith.
(**) Furnished herewith.
+ Portions of this exhibit are redacted in accordance with Regulation S-K Item 601(b)(10)(iv).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lifetime Brands, Inc.

/s/ Robert B. Kay
Robert B. Kay
Chief Executive Officer and Director
Date: March 13, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert B. Kay	Chief Executive Officer and Director	March 13, 2025
Robert B. Kay	(Principal Executive Officer)

/s/ Laurence Winoker	Executive Vice President	March 13, 2025
Laurence Winoker	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Jeffrey Siegel	Chairman of the Board of Directors	March 13, 2025
Jeffrey Siegel

/s/ Jeffrey Herbert Evans	Director	March 13, 2025
Jeffrey Herbert Evans

/s/ Rachael Jarosh	Director	March 13, 2025
Rachael Jarosh

/s/ Cherrie Nanninga	Director	March 13, 2025
Cherrie Nanninga

/s/ Craig Phillips	Director	March 13, 2025
Craig Phillips

/s/ Veronique Gabai-Pinsky	Director	March 13, 2025
Veronique Gabai-Pinsky

/s/ Bruce Pollack	Director	March 13, 2025
Bruce Pollack

/s/ Michael J. Regan	Director	March 13, 2025
Michael J. Regan

/s/ Michael Schnabel	Director	March 13, 2025
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Lifetime Brands, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lifetime Brands, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, based on our audits and for 2023 and 2022 the report of other auditors, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We did not audit the 2023 or 2022 financial statements of Grupo Vasconia, S.A.B. and Subsidiaries, a corporation in which the Company has a 24.7% interest. In the consolidated financial statements, the Company’s investment in Grupo Vasconia, S.A.B. and Subsidiaries is stated at $1.8 million as of December 31, 2023, and the Company’s equity in losses of Grupo Vasconia, S.A.B. and Subsidiaries is stated at $5.8 million in 2023 and $3.3 million in 2022. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Grupo Vasconia, S.A.B. and Subsidiaries, is based solely on the report of the other auditors.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 13, 2025 expressed an unqualified opinion thereon.
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

Estimation of Variable Consideration

Description of the Matter
For the year ended December 31, 2024, the Company reported net sales of $683.0 million. As described in Note 2 to the consolidated financial statements, the Company offers various contractual and non-contractual sales incentives and promotional programs to its customers in the normal course of business. These sales incentives and promotions represent variable consideration and are reflected as reductions in net sales in the Company’s consolidated statements of operations. Sales incentives and promotions that are non-contractual require the Company to estimate the amount of variable consideration based on historical experience and other known factors.

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

Goodwill – Quantitative Impairment Assessment

Description of the Matter
As of December 31, 2024, the Company’s intangible asset balance includes goodwill of $33.2 million. As discussed in Note 6, the Company’s goodwill is assessed annually for impairment using either a qualitative or quantitative approach as of October 1, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

Auditing management’s quantitative impairment test for goodwill was complex and judgmental due to the measurement uncertainty in estimating the fair value of the reporting unit. Specifically, the fair value estimate of the Company’s U.S. reporting unit was sensitive to assumptions including projected net sales, projected earnings before interest, tax, depreciation and amortization (“EBITDA”), and the cost of capital. These assumptions are forward-looking and are affected by such factors as future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s valuation of the reporting unit. This included testing management’s review controls relating to the Company’s valuation models and significant assumptions, described above.

As part of our audit, we assessed the methodologies and significant assumptions used for the purposes of performing the impairment tests, among other procedures. We evaluated our historical experience with management’s effort in producing accurate projections of revenue growth and profitability by comparing its historical projections to the Company’s actual performance. We tested the significant assumptions discussed above, as well as the completeness and accuracy of the underlying data used in the valuations. We assessed the appropriateness of the Company’s projections by comparing them to market expectations. We engaged our valuation specialists to assess the reasonableness of the cost of capital, the valuation models and significant assumptions used in the valuation of the U.S. reporting unit. In order to reflect the uncertainty inherent in the projections, we inspected the sensitivity analyses performed by the Company and performed our own sensitivity analyses by adjusting the significant assumptions and evaluated the potential outcome for the U.S. reporting unit. In addition, we tested the reconciliation of the fair value of the reporting units developed by management to the stock market capitalization of the Company as of the valuation date and evaluated the implied control premium for reasonableness.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1984.
Jericho, New York
March 13, 2025

LIFETIME BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands - except share data)

	December 31,
	2024	2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,929	$16,189
Accounts receivable, less allowances of $14,093 at December 31, 2024 and $15,952 at December 31, 2023	156,743	155,180
Inventory	202,408	188,647
Prepaid expenses and other current assets	11,488	16,339
TOTAL CURRENT ASSETS	373,568	376,355
PROPERTY AND EQUIPMENT, net	15,049	16,970
OPERATING LEASE RIGHT-OF-USE ASSETS	59,571	69,756
INVESTMENTS	—	1,826
INTANGIBLE ASSETS, net	183,527	199,133
OTHER ASSETS	2,595	3,102
TOTAL ASSETS	$634,310	$667,142
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturity of term loan	$4,891	$4,742
Accounts payable	60,029	54,154
Accrued expenses	70,848	78,356
Income taxes payable	830	641
Current portion of operating lease liabilities	15,145	14,075
TOTAL CURRENT LIABILITIES	151,743	151,968
OTHER LONG-TERM LIABILITIES	15,955	9,126
INCOME TAXES PAYABLE, LONG-TERM	706	1,493
OPERATING LEASE LIABILITIES	56,740	70,009
DEFERRED INCOME TAXES	5,601	7,438
REVOLVING CREDIT FACILITY	42,693	60,395
TERM LOAN	130,949	135,834
STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value, shares authorized: 100 shares of Series A and 2,000,000 shares of Series B; none issued and outstanding	—	—
Common stock, $0.01 par value, shares authorized: 50,000,000 at December 31, 2024 and 2023; shares issued and outstanding: 22,155,735 at December 31, 2024 and 21,813,266 at December 31, 2023	222	218
Paid-in capital	280,566	277,728
Accumulated deficit	(32,550)	(13,568)
Accumulated other comprehensive loss	(18,315)	(33,499)
TOTAL STOCKHOLDERS’ EQUITY	229,923	230,879
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$634,310	$667,142
See Notes to consolidated financial statements.

LIFETIME BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands – except per share data)

	Year Ended December 31,
	2024	2023	2022
Net sales	$682,952	$686,683	$727,662
Cost of sales	422,249	432,044	467,346
Gross margin	260,703	254,639	260,316
Distribution expenses	73,810	69,194	74,948
Selling, general and administrative expenses	159,809	152,648	154,545
Restructuring expenses	—	856	1,420
Wallace facility remediation expense	—	—	5,140
Income from operations	27,084	31,941	24,263
Interest expense	(22,208)	(21,728)	(17,205)
Mark to market (loss) gain on interest rate derivatives	(466)	(499)	1,971
Gain on extinguishments of debt, net	—	761	—
Loss on equity securities	(14,152)	—	—
(Loss) income before income taxes and equity in losses	(9,742)	10,475	9,029
Income tax provision	(3,331)	(6,222)	(5,728)
Equity in losses, net of taxes	(2,092)	(12,665)	(9,467)
NET LOSS	$(15,165)	$(8,412)	$(6,166)
BASIC LOSS PER COMMON SHARE	$(0.71)	$(0.40)	$(0.29)
DILUTED LOSS PER COMMON SHARE	$(0.71)	$(0.40)	$(0.29)
See Notes to consolidated financial statements.

LIFETIME BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net loss	$(15,165)	$(8,412)	$(6,166)
Other comprehensive income (loss), net of tax:
Net change in translation adjustment	14,230	3,458	(4,320)
Net change in cash flow hedges	381	(1,057)	845
Effect of retirement benefit obligations	573	(46)	1,170
Other comprehensive income (loss), net of taxes	15,184	2,355	(2,305)
Comprehensive income (loss)	$19	$(6,057)	$(8,471)
See Notes to consolidated financial statements.

LIFETIME BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common stock		Paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss
	Shares	Amount				Total
BALANCE AT DECEMBER 31, 2021	22,018	$220	$271,556	$17,419	$(33,549)	$255,646
Net loss	—	—	—	(6,166)	—	(6,166)
Other comprehensive loss, net of tax	—	—	—	—	(2,305)	(2,305)
Performance shares issued to employees	167	2	(2)	—	—	—
Net issuance of restricted shares granted to employees and directors	260	3	(3)	—	—	—
Stock compensation expense	—	—	3,861	—	—	3,861
Net exercise of stock options	25	—	233	—	—	233
Shares effectively repurchased for required employee withholding taxes	(93)	(1)	(1,066)	—	—	(1,067)
Stock repurchase	(597)	(6)	—	(6,314)	—	(6,320)
Dividends (1)	—	—	—	(3,794)	—	(3,794)
BALANCE AT DECEMBER 31, 2022	21,780	$218	$274,579	$1,145	$(35,854)	$240,088
Net loss	—	—	—	(8,412)	—	(8,412)
Other comprehensive income, net of tax	—	—	—	—	2,355	2,355
Performance shares issued to employees	120	1	(1)	—	—	—
Net issuance of restricted shares granted to employees and directors	325	3	(3)	—	—	—
Stock compensation expense	—	—	3,690	—	—	3,690
Shares effectively repurchased for required employee withholding taxes	(92)	(1)	(537)	—	—	(538)
Stock repurchase	(320)	(3)	—	(2,536)	—	(2,539)
Dividends (1)	—	—	—	(3,765)	—	(3,765)
BALANCE AT DECEMBER 31, 2023	21,813	$218	$277,728	$(13,568)	$(33,499)	$230,879
Net loss	—	—	—	(15,165)	—	(15,165)
Other comprehensive income, net of tax	—	—	—	—	15,184	15,184
Performance shares issued to employees	152	2	(2)	—	—	—
Net issuance of restricted shares granted to employees and directors	302	3	(3)	—	—	—
Stock compensation expense	—	—	3,924	—	—	3,924
Shares effectively repurchased for required employee withholding taxes	(111)	(1)	(1,081)	—	—	(1,082)
Dividends (1)	—	—	—	(3,817)	—	(3,817)
BALANCE AT DECEMBER 31, 2024	22,156	$222	$280,566	$(32,550)	$(18,315)	$229,923
(1)Cash dividend declared per share of common stock, were $0.17, $0.17 and $0.17 in 2022, 2023 and 2024, respectively.
See Notes to consolidated financial statements.

LIFETIME BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
OPERATING ACTIVITIES
Net loss	$(15,165)	$(8,412)	$(6,166)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,314	19,571	19,536
Amortization of financing costs	2,859	1,968	1,809
Mark to market loss (gain) on interest rate derivatives	466	499	(1,971)
Operating leases, net	(2,010)	(1,889)	(1,483)
Provision for doubtful accounts	950	2,116	662
Deferred income taxes	(2,039)	(2,130)	(3,825)
Stock compensation expense	3,920	3,687	3,846
Equity in losses, net of taxes	2,092	12,665	9,467
Contingent consideration fair value adjustment	—	(650)	—
Gain on extinguishments of debt, net	—	(761)	—
Loss on equity securities	14,152	—	—
Wallace facility remediation expense	—	—	5,140
Changes in operating assets and liabilities (excluding the effects of business acquisitions)
Accounts receivable	(3,206)	(14,972)	33,889
Inventory	(14,557)	35,428	47,443
Prepaid expenses, other current assets and other assets	5,200	(1,833)	(2,447)
Accounts payable, accrued expenses and other liabilities	4,185	10,846	(81,365)
Income taxes payable	(592)	298	(216)
NET CASH PROVIDED BY OPERATING ACTIVITIES	18,569	56,431	24,319
INVESTING ACTIVITIES
Purchases of property and equipment	(2,227)	(2,801)	(2,975)
Acquisition	—	—	(17,956)
NET CASH USED IN INVESTING ACTIVITIES	(2,227)	(2,801)	(20,931)
FINANCING ACTIVITIES
Proceeds from revolving credit facility	268,209	162,391	276,288
Repayments of revolving credit facility	(285,264)	(113,530)	(265,662)
Proceeds from Term Loan	—	55,991	—
Repayments of Term Loan	(7,500)	(149,540)	(6,216)
Payment of financing costs	—	(9,537)	(1,021)
Payments for finance lease obligations	(45)	(27)	(32)
Payments of tax withholding for stock based compensation	(1,081)	(537)	(1,067)
Proceeds from the exercise of stock options	—	—	233
Payments for stock repurchase	—	(2,539)	(6,320)
Cash dividends paid	(3,809)	(3,734)	(3,820)
NET CASH USED IN FINANCING ACTIVITIES	(29,490)	(61,062)	(7,617)
Effect of foreign exchange on cash	(112)	23	(155)
DECREASE IN CASH AND CASH EQUIVALENTS	(13,260)	(7,409)	(4,384)
Cash and cash equivalents at beginning of year	16,189	23,598	27,982
CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,929	$16,189	$23,598
See Notes to consolidated financial statements.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

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
The accompanying consolidated financial statements include estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with U.S. GAAP. The most significant of these estimates and assumptions relate to revenue recognition, allowances for doubtful accounts, reserves for sales returns and allowances and customer chargebacks, inventory mark-down provisions, impairment of goodwill, intangible assets and long-lived assets, stock-based compensation expense, derivative valuations, accruals related to the Company’s tax positions and tax valuation allowances. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.
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
Foreign currency
The Company has certain foreign subsidiaries in which the functional currency is the local currency. Foreign currency denominated assets and liabilities at these subsidiaries are translated into U.S. dollars at exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses are translated into U.S. dollars at average exchange rates for the relevant period. Income and losses resulting from translation are recorded as a cumulative translation adjustment in accumulated other comprehensive income (loss).
The Company and its foreign subsidiaries conduct business in currencies other than their respective functional currencies. Transactions are remeasured to the subsidiaries’ functional currency at the exchange rate in effect on the dates of such transactions.
Foreign currency gains and losses relating to the differences between these recorded amounts and the functional currency equivalent actually received or paid are included within selling, general and administrative expenses. The foreign currency losses were $0.6 million $0.1 million, and $1.5 million for the years ended 2024, 2023, and 2022, respectively.
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
December 31, 2024
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
Cost of sales
Cost of sales consist primarily of costs associated with the production and procurement of product, inbound freight costs, purchasing costs, duties and tariffs, royalties and other product procurement related charges. Handling costs of products sold are also included in cost of sales.
Distribution expenses
Distribution expenses consist primarily of warehousing expenses and freight-out expenses.
Advertising expenses
Advertising expenses are expensed as incurred and are included in selling, general and administrative expenses. Advertising expenses were $7.8 million, $7.5 million and $6.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
The Company also maintains an allowance for anticipated customer deductions. Contractual deductions for incentives and promotions granted to customers such as cooperative advertising, are recorded as a reduction to accounts receivable at the time of the sale. These deductions are primarily fixed amounts, however, in certain cases, these deductions are not fixed and, therefore, the allowance is estimated based on currently available information and historical trends of deductions.
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

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

Concentration of credit risk
The Company’s cash and cash equivalents are potentially subject to concentration of credit risk. The Company maintains cash with several financial institutions that, in some cases, is in excess of Federal Deposit Insurance Corporation insurance limits.
Concentrations of credit risk with respect to trade accounts receivables is limited due to the large number of entities comprising the
Company’s customer base, however the Company’s largest customers may account for a higher percentage of the outstanding balance.
During the years ended December 31, 2024, 2023 and 2022, Wal-Mart Stores, Inc. (“Walmart”), accounted for 19%, 21% and 19% of consolidated net sales, respectively. During the years ended December 31, 2024, 2023 and 2022, sales to Costco Wholesale Corporation (“Costco”) accounted for 11%, 11%, and 13% of consolidated net sales. During the year ended December 31, 2024, 2023 and 2022, Amazon.com Inc., (“Amazon”), accounted for 13%, 11% and 11% of consolidated net sales. Sales to Costco and Amazon are included in the Company’s U.S. and International segments. No other customers accounted for 10% or more of the Company’s sales during these periods.
Fair value measurements
Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, provides enhanced guidance for using fair value to measure assets and liabilities and establishes a common definition of fair value, provides a framework for measuring fair value under U.S. GAAP and expands disclosure requirements about fair value measurements. Fair value measurements included in the Company’s consolidated financial statements relate to the fair value of the Vasconia investment that use Level 3 unobservable inputs as described in NOTE 5 — EQUITY INVESTMENTS, the Company’s annual goodwill and other intangible asset impairment tests that use Level 3 unobservable inputs as described in NOTE 6 — GOODWILL AND INTANGIBLE ASSETS and derivatives that use Level 2 observable inputs as described in NOTE 8 — DERIVATIVES.
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
Derivatives
The Company accounts for derivative instruments in accordance with ASC Topic 815, Derivatives and Hedging. ASC 815 requires that all derivative instruments be recognized on the balance sheet at fair value as either an asset or liability. Changes in the fair value of derivatives that qualify as hedges and have been designated as part of a hedging relationship for accounting purposes are included in accumulated other comprehensive loss and are subsequently recognized in the Company’s consolidated statements of operations in the same period that the hedged items are recognized in earnings. Changes in fair value of derivatives that do not qualify as hedging instruments for accounting purposes are recorded in the consolidated statements of operations.
Goodwill, intangible assets and long-lived assets
Goodwill and intangible assets deemed to have indefinite lives are not amortized but, instead, are subject to an annual impairment assessment on October 1. Additionally, if events or conditions were to indicate the carrying value of a reporting unit may not be recoverable, the Company would evaluate goodwill and other intangible assets for impairment at that time.
As it relates to the goodwill assessment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment testing described in the FASB’s ASC Topic 350, Intangibles – Goodwill and Other. If, after assessing qualitative factors, the Company determines that it is more likely than not that the fair value of a reporting unit exceed its carrying amount, then no further testing is performed for that reporting unit. However, if based on the Company’s qualitative assessment it concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or if the Company elects to bypass the qualitative assessment, the Company will proceed with performing the quantitative impairment test. See NOTE 6 — GOODWILL AND INTANGIBLE ASSETS for further discussion regarding goodwill impairment.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
The Company has the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. If the qualitative assessment determines that it is more likely than not that the fair value of the intangible asset is more than its carrying amount, then the Company concludes that the intangible asset is not impaired. If the Company does not choose to perform the qualitative assessment, or if the qualitative assessment determines that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, then the Company calculates the fair value of the intangible asset and compares it to the corresponding carrying value. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized for the excess carrying value over the fair value. See NOTE 6 — GOODWILL AND INTANGIBLE ASSETS for further discussion regarding indefinite-lived intangible asset impairment testing.
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
December 31, 2024
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
Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. The operating lease ROU asset may also include any lease payments made, adjusted for any prepaid or accrued rent payments, lease incentives, and initial direct costs incurred. Certain leases may include options to extend or terminate the lease. Periods to extend the lease are included in the lease term when the Company is reasonably certain that the extension option would be exercised, and the associated lease payments for such periods are reflected in the ROU asset and lease liability. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
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
December 31, 2024
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
Adopted accounting pronouncements
In December 2024, the Company adopted Accounting Standards Update No. (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures: which enhances the disclosures required for operating segments in the Company’s annual and interim consolidated financial statements. The Company adopted this guidance on a retrospective basis and the adoption did not have a material impact on the Company’s consolidated financial statements. Refer to NOTE 12 — BUSINESS SEGMENTS.
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
NOTE 2 — REVENUE
The Company sells products wholesale, to retailers and distributors, and retail, directly to consumers. Wholesale sales and retail sales are recognized at the point in time the customer obtains control of the products in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products. To indicate the transfer of control, the Company must have a present right to payment, legal title must have passed to the customer, the customer must have the significant risks and rewards of ownership, and where acceptance is not a formality, the customer must have accepted the product or service. The Company’s principal terms of sale are Free On Board (“FOB”) Shipping Point, or equivalent, and, as such, the Company primarily transfers control and records revenue for product sales upon shipment. Sales arrangements with delivery terms that are not FOB Shipping Point are not recognized upon shipment and the transfer of control for revenue recognition is evaluated based on the associated shipping terms and customer obligations. Shipping and handling fees that are billed to customers in sales transactions are included in net sales and amounted to $3.2 million, $2.7 million and $4.6 million for the years ended December 31, 2024, 2023 and 2022, respectively. Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.
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

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
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
The following tables present the Company’s net sales disaggregated by segment, product category and geographic region for the years ended December 31, 2024, 2023 and 2022 (in thousands).

	Year Ended December 31,
	2024	2023	2022
		(in thousands)
U.S. segment
Kitchenware	$384,307	$386,681	$402,869
Tableware	132,762	138,258	148,775
Home Solutions	110,133	108,140	117,535
Total U.S. segment	627,202	633,079	669,179

International segment	55,750	53,604	58,483
Total net sales	$682,952	$686,683	$727,662

	Year ended December 31,
	2024	2023	2022
		(in thousands)
United States	$599,488	$599,146	$640,021
United Kingdom	35,555	34,959	38,210
Rest of World	47,909	52,578	49,431
Total net sales	$682,952	$686,683	$727,662
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

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
The components of lease costs for the year ended December 31, 2024, 2023 and 2022 were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Operating lease costs (1):
Fixed lease expense	$17,063	$16,911	$17,855
Variable lease expense	6,202	5,432	4,698
Total	$23,265	$22,343	$22,553
(1)Expenses are recorded within distribution expenses and selling, general and administrative expenses.
Supplemental cash flow information for the year ended December 31, 2024, 2023 and 2022 were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$19,073	$18,800	$19,338
Total	$19,073	$18,800	$19,338

	Year Ended December 31,
	2024	2023	2022
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,177	$5,718	$2,540
Total	$2,177	$5,718	$2,540
Included in machinery, furniture and equipment as of December 31, 2024 and 2023 is $0.3 million and $0.2 million, respectively, related to assets recorded under finance leases. Included in accumulated depreciation and amortization at December 31, 2024 and December 31, 2023 were less than $0.1 million, related to assets recorded under finance leases.
The aggregate future lease payments for operating leases as of December 31, 2024 were as follows (in thousands):

Operating
2025	$19,198
2026	18,840
2027	14,606
2028	12,819
2029	6,661
Thereafter	13,572
Total lease payments	85,696
Less: Interest	(13,811)
Present value of lease payments	$71,885
Average lease terms and discount rates were as follows:

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term (years)
Operating leases	5.2	5.9
Weighted-average discount rate
Operating leases	6.6%	6.4%

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
On January 23, 2025, the Company entered into a lease agreement for a new distribution center in Hagerstown, Maryland (“Hagerstown Facility”). The term of the lease is 180 months following the rent commencement date, which will occur in the first quarter of 2026. Base rent for the first year of the lease is $7.3 million, escalating by 3% annually. A portion of the base rent will be abated for the first 36 months at the annual prevailing rate for a total rent abatement of $7.2 million. The lease agreement also includes a total tenant improvement allowance of $5.1 million.
NOTE 4 — SALE OF ACCOUNTS RECEIVABLE
To improve its liquidity during seasonally high working capital periods, the Company has an uncommitted Receivables Purchase Agreement with HSBC Bank USA, as Purchaser (the “Receivables Purchase Agreement”). Under the Receivables Purchase Agreement, the Company may offer to sell certain eligible accounts receivables (the “Receivables”) to HSBC Bank USA, which may accept such offer, and purchase the offered Receivables. Under the Receivables Purchase Agreement, following each purchase of Receivables, the outstanding aggregate purchased Receivables shall not exceed $30.0 million. HSBC Bank USA will assume the credit risk of the Receivables purchased; and, the Company will continue to be responsible for all non-credit risk matters. The Company will service the Receivables, and as such servicer, collect and otherwise enforce the Receivables on behalf of HSBC Bank USA. The term of the agreement is for 364 days and automatically extends for annual successive terms unless terminated. Either party may terminate the agreement at any time upon 60 days prior written notice to the other party. The Company did not sell receivables to HSBC during the year ended December 31, 2024 and December 31, 2023.
At December 31, 2024, $26.0 million of accounts receivables were available for sale to HSBC, net of applicable charges.
NOTE 5 — EQUITY INVESTMENTS
The Company owns 24.7% interest in Grupo Vasconia S.A.B (“Vasconia”), an integrated manufacturer of aluminum products and a housewares company in Mexico. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange. The Quotation Key is VASCONI. During the second quarter of 2024, Vasconia’s shareholders’ approved a resolution to a reorganization process in terms of the Law of Commercial Bankruptcy in Mexico and subsequently a bankruptcy suit was filed against Vasconia by one of its largest suppliers. The Company concluded that the recent events constituted a loss of significant influence and resulted in the discontinuation of the equity method of accounting. The Company accounts for its Vasconia investment at fair value in accordance with Accounting Standards Codification (“ASC”) Topic 321: Investments — Equity Securities, with any changes in fair value recorded within income (loss) on equity securities on the consolidated statements of operations. As a result of the loss of significant influence, the accumulated other comprehensive losses previously recognized under the equity method of accounting were reclassified to the carrying value of the Vasconia investment and subsequently resulted in a non-cash loss of $14.2 million to reduce the investment to its fair value during the three months ended June 30, 2024. The fair value of the Vasconia investment was not material as of December 31, 2024.
Given Vasconia’s limited trading activity, recent operating results of Vasconia and impact of the bankruptcy related activity, the fair value of the Vasconia investment was measured using the income approach based on Level 3 unobservable inputs.
Prior to accounting for the investment in Vasconia at fair value, equity in losses, net of taxes recognized for the years ended December 31, 2024, 2023 and 2022 in the accompanying consolidated statements of operations are as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Vasconia equity in losses, net of taxes	$(2,092)	$(5,831)	$(3,300)
Impairment on investment in Vasconia	—	(6,834)	(6,167)
Equity in (losses) earnings, net of taxes	$(2,092)	$(12,665)	$(9,467)
On March 13, 2025, the Company and Vasconia entered into Amendment No. 6 of the Shares Subscription Agreement, which among other items, terminated the Company’s rights to designate individuals to be nominated as members of Vasconia Board of Directors. The Company did not have any designated members to the Vasconia Board of Directors as of the date of the amendment.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
NOTE 6 — GOODWILL AND INTANGIBLE ASSETS
The Company’s intangible assets consist of the following (in thousands):

	Year Ended December 31,
	2024			2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill(1)	$33,237	$—	$33,237	$33,237	$—	$33,237
Indefinite - lived intangible assets:
Trade name(2)	—	—	—	42,000	—	42,000
Finite -lived intangible assets:
Licenses	15,847	(12,566)	3,281	15,847	(12,110)	3,737
Trade names (2)	104,459	(28,619)	75,840	62,493	(23,862)	38,631
Customer relationships	143,157	(73,505)	69,652	143,158	(63,630)	79,528
Other	5,868	(4,351)	1,517	5,872	(3,872)	2,000
Total	$302,568	$(119,041)	$183,527	$302,607	$(103,474)	$199,133
(1)The gross and net value at December 31, 2024 and 2023 reflect a reduction of $79.8 million impairment charges within U.S. segment and $11.9 million impairment charges within International segment.
(2)During 2024, in connection with the annual impairment test completed as of October 1, 2024, the Company determined that one trade name, that was previously estimated to contribute to cash flows indefinitely, has a definite life. Accordingly, the trade name, with a carrying value of $42.0 million, was reclassified from indefinite-lived intangible asset to a finite-lived intangible asset as of October 1, 2024. The trade name is being amortized over an estimated useful life of 15 years.

A summary of the activities related to the Company’s intangible assets for the years ended December 31, 2024, 2023 and 2022 consists of the following (in thousands):

	Intangible Assets	Goodwill	Total Intangible Assets and Goodwill
Goodwill and Intangible Assets, December 31, 2021	$182,407	$30,271	$212,678
Acquisition of goodwill	—	2,966	2,966
Acquisition of trade name	13,000	—	13,000
Foreign currency translation adjustment	(227)	—	(227)
Amortization	(14,530)	—	(14,530)
Goodwill and Intangible Assets, December 31, 2022	180,650	33,237	213,887
Foreign currency translation adjustment	81	—	81
Amortization	(14,835)	—	(14,835)
Goodwill and Intangible Assets, December 31, 2023	165,896	33,237	199,133
Foreign currency translation adjustment	(17)	—	(17)
Amortization	(15,589)	—	(15,589)
Goodwill and Intangible Assets, December 31, 2024	$150,290	$33,237	$183,527
The weighted-average amortization periods for the Company’s finite-lived intangible assets as of December 31, 2024 are as follows:

Years
Trade names	15
Licenses	33
Customer relationships	14
Other	9

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Estimated amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

Year ending December 31,
2025	$17,432
2026	17,078
2027	16,374
2028	15,915
2029	15,403
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
Determining fair value using a market approach considers multiples of financial metrics based on both acquisitions and trading multiples of a selected peer group of companies. From the comparable companies, a representative market multiple is determined which is applied to financial metrics to estimate the fair value of a reporting unit.
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
The Company also evaluates qualitative factors to determine whether or not its indefinite-lived intangible have been impaired and then performs quantitative tests if required. These tests can include the relief from royalty model or other valuation models. The significant assumptions used in the relief from royalty model are future net sales for the related brand, royalty rate and the cost of capital to determine the fair value of the indefinite lived intangible. Projected net sales for the related brand and royalty rate were determined to be significant assumptions because they are the primary drivers of the projected cash flows in the relief from royalty model. Cost of capital was also determined to be a significant assumption as it is the discount rate used to calculate the current fair value of those projected cash flows.
International Reporting Unit
The carrying value of the goodwill for the International reporting unit was zero as of December 31, 2024 and 2023.
U.S. Reporting Unit
The Company performed its annual impairment assessment of its U.S. reporting unit as of October 1, 2024 by comparing the fair value of the reporting unit with its carrying value. The Company performed the analysis using a discounted cash flow and market multiple method. As of October 1, 2024, the fair value of the U.S. reporting unit exceeded the carrying value of goodwill by 5.4%.
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

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
As of December 31, 2024, the Company assessed the carrying value of goodwill and determined, based on qualitative factors, that no impairment indicators existed for goodwill.
Annual indefinite-lived trade name impairment test
The Company values its indefinite-lived trade name using a relief-from-royalty approach, which assumes the value of the trade name is the discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the trade name and instead licensed the trade name from another company.
The Company bypassed the optional qualitative impairment analysis for its indefinite-lived trade name asset annual October 1, 2024 impairment test. The Company completed the quantitative impairment analysis by comparing the fair value of the indefinite-lived trade name to its carrying value using a relief from royalty approach, which assumes the value of the trade name is the discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the trade name and instead licensed the trade name from another company. The Company determined that the fair value exceeded its carrying value as of October 1, 2024, and therefore the indefinite-lived intangible asset was not impaired. As of October 1, 2024, the fair value of the Company’s indefinite-lived trade name exceeded its carrying value by 2.4%. In connection with the annual impairment analysis, the Company determined that the trade name, previously estimated to contribute to cash flows indefinitely, has a definite life. Accordingly, the trade name was reclassified from indefinite-lived to finite-lived or amortizable intangible asset as of October 1, 2024. The trade name will be amortized over an estimated useful life of 15 years.
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
The Term Loan will be repaid in quarterly payments of principal each equal to 1.25% of the aggregate principal amount of the Term Loan, which commenced on March 31, 2024, with the remaining balance payable on the maturity date. The Term Loan requires the Company to make an annual prepayment of principal, beginning with those for the fiscal year ending December 31, 2024, based upon a percentage of the Company’s excess cash flow, (“Excess Cash Flow”), if any. The percentage applied to the Company’s Excess Cash Flow is based on the Company’s Total Net Leverage Ratio (as defined in the Debt Agreements). When an Excess Cash Flow payment is required, each lender has the option to decline a portion or all of the prepayment amount payable to it. Per the Term Loan, when the Company makes an Excess Cash Flow prepayment, the payment is first applied to satisfy the next eight (8) scheduled future quarterly required payments of the Term Loan in order of maturity and then to the remaining scheduled installments on a pro rata basis.
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

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
As of December 31, 2024 and 2023, the total availability under the ABL Agreement were as follows (in thousands):

	December 31, 2024	December 31, 2023
Maximum aggregate principal allowed	$176,329	$181,919
Outstanding borrowings under the ABL Agreement	(42,693)	(60,395)
Standby letters of credit	(8,828)	(2,894)
Total availability under the ABL Agreement	$124,808	$118,630
Availability under the ABL Agreement is limited to the lesser of the $200.0 million commitment thereunder and the borrowing base and therefore depends on the valuation of certain current assets comprising the borrowing base. The borrowing capacity under the ABL Agreement will depend, in part, on eligible levels of accounts receivable and inventory that fluctuate regularly. Due to the seasonality of the Company’s business, the Company may have greater borrowing availability during the third and fourth quarters of each year. Consequently, the $200.0 million commitment thereunder may not represent actual borrowing capacity. The Company’s borrowing capacity may be further limited by the Term Loan financial covenant of 5.00 to 1.00 maximum Total Net Leverage Ratio. As of December 31, 2024, the availability under the ABL Agreement, limited by the Term Loan financial covenant, was $82.8 million.
The current and non-current portions of the Company’s Term Loan included in the consolidated balance sheets were as follows (in thousands):

	December 31, 2024	December 31, 2023
Current portion of Term Loan:
Term Loan payment	$7,500	$7,500
Estimated unamortized debt issuance costs	(2,609)	(2,758)
Total Current portion of Term Loan	$4,891	$4,742

Non-current portion of Term Loan:
Term Loan, net of current portion	$135,000	$142,500
Estimated unamortized debt issuance costs	(4,051)	(6,666)
Total Non-current portion of Term Loan	$130,949	$135,834
The estimated 2024 excess cash flow payment of $1.3 million will be applied to the 2025 scheduled quarterly payments of the Term Loan, per the terms of the debt agreement.
As of December 31, 2024, the future principal payments of the Term Loan are as follows (in thousands):

2025	$7,500
2026	7,500
2027	127,500
Total	$142,500
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

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
the Term Loan and (2) a first-priority lien, subject to certain permitted liens, with respect to certain assets of the Company and certain of its subsidiaries (the “Term Loan Collateral”) pledged as collateral in favor of lenders under the Term Loan and a second-priority lien in the Term Loan Collateral in favor of the lenders under the ABL Agreement.
Borrowings under the revolving credit facility bear interest, at the Company’s option, at one of the following rates: (i) an alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.5% or one-month Adjusted Term SOFR plus 1.0% as of a specified date in advance of the determination, but in each case not less than 1.0%, plus a margin of 0.25% to 0.50%, or (ii) Adjusted Term SOFR, which is the Term SOFR Rate for the selected 1, 3 or 6 month interest period plus 0.10% (or Euro Interbank Offered Rate “EURIBOR” for borrowings denominated in Euro; or Sterling Overnight Index Average “SONIA” for borrowings denominated in Pounds Sterling), but in each case not less than zero, plus a margin of 1.25% to 1.50%. The respective margins are based upon average quarterly availability, as defined in and computed pursuant to the ABL Agreement. In addition, the Company pays a commitment fee of 0.20% to 0.25% per annum based on the average daily unused portion of the aggregate commitment under the ABL Agreement. The interest rate on outstanding borrowings under the ABL Agreement at December 31, 2024 was between 4.29% and 7.88%. The Company paid a commitment fee of 0.25% on the unused portion of the ABL Agreement during the year ended December 31, 2024.
The Term Loan bears interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of (x) the prime rate, (y) a federal funds and overnight bank funding based rate plus 0.5%or (z) one-month Adjusted Term SOFR, but not less than 1.0%, plus 1.0%, plus a margin of 4.5% or (ii) Adjusted Term SOFR (Term SOFR plus the Term SOFR Adjustment) for the applicable interest period, but not less than 1.0%, plus a margin of 5.5%. The interest rate on outstanding borrowings under the Term Loan at December 31, 2024 was 10.06%.
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
The Company was in compliance with the covenants of the Debt Agreements at December 31, 2024.
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
In connection with the Term Loan Amendment, the Company reduced its outstanding principal by a net amount of $48.7 million through a voluntary prepayment of principal (in accordance with the terms of the original Term Loan Agreement), net of the issuance of new proceeds and an extension of a portion of existing Term Loan. In connection with the Term Loan Amendment that Company incurred fees of $9.1 million, which will be amortized over the life of the debt using the effective interest method. The Company recognized a loss of $0.7 million of unamortized debt issuance costs on the partial extinguishment for the portion of the Term Loan that was repaid.
Other Credit Agreements
A subsidiary of the Company holds a credit facility (“HSBC Facility”) with HSBC Bank (China) Company Limited, Shanghai Branch (“HSBC”) for up to $10.0 million Chinese renminbi ($1.4 million). The HSBC Facility is subject to annual renewal and may be used to fund general working capital needs of the Company’s subsidiary, which is a trading company in China. Borrowings under the HSBC Facility were guaranteed by the Company and were granted at the sole discretion of HSBC. No borrowings were outstanding under the HSBC Facility at December 31, 2024 and 2023.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
NOTE 8 — DERIVATIVES
The Company’s risk management strategy includes the use derivative financial instruments to manage its exposure to interest rate movements and to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates primarily to offset the earnings impact related to inventory purchases. The Company does not enter into derivative transactions for trading purposes. The Company classifies cash flows from its derivative transactions as cash flows from operating activities in the consolidated statements of cash flows.
The Company’s derivatives expose it to credit risks from possible non-performance by counterparties. The Company has limited its credit risk by entering into derivative transactions exclusively with investment-grade rated financial institutions and monitors the creditworthiness of these financial institutions on an ongoing basis. The Company utilizes standard counterparty master netting agreements that net certain foreign currency and interest rate swap transactions in the event of the insolvency of one of the parties to the transaction. These master netting arrangements permit the Company to net amounts due from the Company to counterparty with amounts due to the Company from the same counterparty. Although all of the Company’s recognized derivative assets and liabilities are subject to enforceable master netting arrangements, the Company has elected to present these assets and liabilities on a gross basis.
The Company does not anticipate non-performance by any of its counterparties.
Interest Rate Swap Agreements
To manage its exposures to interest rate movements, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
In June 2019 the Company entered into interest rate swap agreements, with an aggregate notional value of $25.0 million and expire in February 2025. In March 2024 and October 2024, the Company entered into new interest rate swap agreements, each with an aggregate notion value of $25.0 million and expire in August 2027. These non-designated interest rate swaps serve as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. The Company’s total outstanding notional value of interest rate swaps was $75.0 million at December 31, 2024.
The Company’s interest rate swaps that were designated as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings expired in March 2023. The Company has no designated interest rate swaps at December 31, 2024.
Foreign Exchange Contracts
To reduce the impact of changes in foreign currency exchange rates on its results, from time to time the Company is a party to certain foreign exchange contracts, primarily to offset the earnings impact related to fluctuations in foreign currency exchange rates associated with inventory purchases. The Company designates these contracts for accounting purposes as cash flow hedges. The Company purchases foreign currency forward contracts with terms less than 18 months. The aggregate gross notional values of foreign exchange contracts at December 31, 2024 and 2023 was $8.0 million and $9.8 million, respectively.
The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are presented as follows (in thousands):

		December 31,
Derivatives designated as hedging instruments	Balance Sheet Location	2024	2023
Foreign exchange contracts	Prepaid expenses and other current assets	$256	$56
	Accrued expenses	—	144

		December 31,
Derivatives not designated as hedging instruments	Balance Sheet Location	2024	2023
Interest rate swaps	Prepaid expenses and other current assets	$102	$—
	Other assets	379	793
	Other long-term liabilities	154	—

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
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
The amounts of the gains and (losses), realized and unrealized, net of taxes, related to the Company’s derivative financial instruments designated as hedging instruments are recognized in other comprehensive income (loss) as follows (in thousands):

	Year ended December 31,
Derivatives designated as hedging instruments	2024	2023	2022
Interest rate swaps	$(12)	$(93)	$523
Foreign exchange contracts	393	(964)	322
Total	$381	$(1,057)	$845
Realized gains and losses on the interest rate swaps that are reported in other comprehensive income (loss) are reclassified into earnings as the interest expense on the debt is recognized.
Realized gains and losses on foreign exchange contracts that are reported in other comprehensive income (loss) are reclassified into cost of sales as the underlying inventory purchased is sold.
During the year ended December 31, 2024, the Company reclassified $0.2 million of cash flow hedges in accumulated other comprehensive losses to earnings, related to foreign exchange contracts recognized in cost of sales. At December 31, 2024, the estimated amount of existing net gains expected to be reclassified into earnings within the next 12 months was $0.2 million.
During the year ended December 31, 2023, the Company reclassified $0.5 million of cash flow hedges in accumulated other comprehensive losses to earnings. This comprised of a charge of $0.1 million related to interest rate swaps recognized in interest expense and a gain of $0.4 million related to foreign exchange contracts recognized in cost of sales.
The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are recognized in earnings as follows (in thousands):

		Year Ended December 31,
Derivatives not designated as hedging instruments	Location of gain (loss)	2024	2023	2022
Interest rate swaps	Mark to market (loss) gain on interest rate derivatives	$(466)	$(499)	$1,971
	Interest expense	1,127	802	(55)
		$661	$303	$1,916

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
NOTE 9 — CAPITAL STOCK
Cash dividends
Dividends were declared in 2024 and 2023 as follows:

Dividend per share	Date declared	Date of record	Payment date
$0.0425	March 8, 2023	May 1, 2023	May 15, 2023
$0.0425	June 22, 2023	August 1, 2023	August 15, 2023
$0.0425	August 2, 2023	November 1, 2023	November 15, 2023
$0.0425	November 7, 2023	February 1, 2024	February 15, 2024
$0.0425	March 8, 2024	May 1, 2024	May 15, 2024
$0.0425	June 20, 2024	August 1, 2024	August 15, 2024
$0.0425	August 6, 2024	November 1, 2024	November 15, 2024
$0.0425	November 5, 2024	January 31, 2025	February 14, 2025
On March 11, 2025, the Board of Directors declared a quarterly dividend of $0.0425 per share payable on May 15, 2025 to shareholders of record on May 1, 2025.
Stock repurchase program
On March 14, 2022, the Company announced that its Board of Directors of the Company authorized the repurchase of up to $20.0 million of the Company’s common stock, replacing the Company’s previously-authorized $10.0 million share repurchase program. The repurchase authorization permits the Company to effect repurchases from time to time through open market purchases and privately negotiated transactions. No shares were repurchased during the year ended December 31, 2024. During the year ended December 31, 2023, the Company repurchased 320,204 shares for a total costs of $2.5 million, and thereafter retired the shares. During the year ended December 31, 2022, the Company repurchased 597,195 shares for a total costs of $6.3 million. As of December 31, 2024, the remaining dollar amount available for repurchases under the Board authorized plan was $11.1 million.
Preferred stock
The Company is authorized to issue 100 shares of Series A Preferred Stock and 2,000,000 shares of Series B Preferred Stock, none of which has been issued or is outstanding at December 31, 2024.
Long-term incentive plan
The Company’s Amended and Restated 2000 Long-Term Incentive Plan (the “Plan”) provides for the granting of awards of up to 9,717,500 shares of common stock. On June 20, 2024, the stockholders of the Company approved an amendment and restatement of the Plan. The amendment and restatement of the Plan revised the terms and conditions of the Plan to, among other things, increase the shares available for grant under the Plan by 1,500,000 shares to 9,717,500 shares. These shares of the Company’s common stock are available for grants to directors, officers, employees, consultants and service providers and affiliates in the form of stock options or other equity-based awards. The Plan authorizes the Board of Directors of the Company, or a duly appointed committee thereof, to issue incentive stock options, non-qualified options, restricted stock, performance-based awards and other stock-based awards. Options that have been granted under the Plan expire over a range of 5 years to 10 years from the date of grant and vest over a range of up to 4 years from the date of grant. Shares of restricted stock that have been granted under the Plan vest over a range of up to 4 years from the date of grant. Performance-based awards that have been granted under the Plan vest after 3 years based upon the attainment of specified performance goals. As of December 31, 2024, there were 1,838,644 shares available for the grant of awards under the Plan assuming maximum performance of performance-based awards.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Stock options
A summary of the Company’s stock option activity and related information for the three years ended December 31, 2024, is as follows:

	Options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Options outstanding at December 31, 2021	1,094,575	$13.64
Grants	56,000	11.45
Exercises	(60,000)	11.64
Cancellations	(11,375)	11.16
Expirations	(13,450)	13.99
Options outstanding at December 31, 2022	1,065,750	13.66
Grants	50,000	5.92
Cancellations	(4,375)	11.27
Expirations	(111,875)	13.38
Options outstanding at December 31, 2023	999,500	13.31
Grants(1)	65,000	9.46
Cancellations	(12,500)	9.39
Expirations	(269,500)	18.09
Options outstanding at December 31, 2024(1)	782,500	11.41	4.7	$—
Options exercisable at December 31, 2024	657,000	$11.83	4.0	$—
(1)Includes a non-plan stock option award of 15,000 stock options.
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their exercisable in-the-money stock options on December 31, 2024. The intrinsic value is calculated for each in-the-money stock option as the difference between the closing price of the Company’s common stock on December 31, 2024 and the exercise price.
No stock options were exercised in the year ended December 31, 2024 and December 31, 2023. The total intrinsic values of those stock options that were exercised in the year ended December 31, 2022 was $0.1 million. The intrinsic value of a stock option that is exercised is calculated at the date of exercise.
Total unrecognized stock option compensation expense at December 31, 2024, before the effect of income taxes, was $0.4 million and is expected to be recognized over a weighted-average period of 1.5 years.
The Company values stock options using the Black-Scholes option valuation model. The Black-Scholes option valuation model, as well as other available models, was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. The Black-Scholes option valuation model requires the input of highly subjective assumptions including the expected stock price volatility and risk-free interest rate. Because the Company’s stock options have characteristics significantly different from those of traded options, changes in the subjective input assumptions can materially affect the fair value estimates of the Company’s stock options. The weighted-average per share grant date fair value of stock options granted during the years ended December 31, 2024, 2023 and 2022, was $5.13, $2.61 and $5.44, respectively.
The fair values for these stock options were estimated at the dates of grant using the following weighted-average assumptions:

	2024	2023	2022
Historical volatility	58%	55%	53%
Expected term (years)	6.3	6.3	6.3
Risk-free interest rate	4.07%	4.25%	3.15%
Expected dividend yield	1.74%	2.87%	1.48%

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Restricted Stock
A summary of the Company’s restricted stock activity and related information for the three years ended December 31, 2024 is as follows:

	Restricted Shares	Weighted- average grant date fair value
Non-vested restricted shares, December 31, 2021	429,601	$11.47
Grants	266,713	12.03
Vested	(205,290)	11.46
Cancellations	(6,881)	10.92
Non-vested restricted shares, December 31, 2022	484,143	11.79
Grants	333,300	5.37
Vested	(212,162)	11.20
Cancellations	(7,753)	10.86
Non-vested restricted shares, December 31, 2023	597,528	8.44
Grants	313,199	9.54
Vested	(306,425)	7.53
Cancellations	(10,776)	9.96
Non-vested restricted shares, December 31, 2024	593,526	$9.46
Total unrecognized compensation expense remaining (in thousands)	$3,524
Weighted-average years expected to be recognized over	1.5
The total fair value of restricted stock that vested during the year ended December 31, 2024 was $2.8 million.
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

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
A summary of the Company’s performance-based award activity and related information for the three years ended December 31, 2024 is as follows:

	Performance - based awards (1)	Weighted- average grant date fair value
Non-vested performance-based awards, December 31, 2021	436,330	$10.54
Grants	123,000	12.19
Achieved performance over target (2)	12,035	9.20
Vested	(166,935)	9.20
Cancellations	(4,128)	10.64
Non-vested performance-based awards, December 31, 2022	400,302	11.56
Grants	191,075	5.92
Achieved performance over target (3)	16,942	6.36
Vested	(119,739)	6.36
Cancellations	(1,608)	12.25
Non-vested performance-based awards, December 31, 2023	486,972	10.44
Grants	219,975	9.76
Vested	(152,188)	14.18
Cancellations	(25,352)	13.08
Non-vested performance-based awards, December 31, 2024(4)	529,407	$8.96
Total unrecognized compensation expense remaining (in thousands)	$1,805
Weighted-average years expected to be recognized over	1.8
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
(4)The performance metric for the performance-based awards granted in 2022 was not attained at the end of the performance period. Therefore, no compensation expense has been recorded on these awards and these awards will not vest.
The total fair value of performance-based awards that vested during the year ended December 31, 2024 was $1.5 million.
On March 11, 2025, the Compensation Committee of the Board of Directors determined the performance goals set forth in the performance-based awards granted in 2022 were not attained.
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

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
A summary of the Company’s cash-settled performance-based awards activity and related information for the year ended December 31, 2024 is as follows:

	Cash-settled performance-based awards (1)	Weighted- average fair value
Non-vested cash stock unit awards, December 31, 2021	—	$—
Grants	87,825	7.66
Cancellations	(2,049)	10.61
Non-vested cash-settled performance-based awards, December 31, 2022	85,776	7.59
Cancellations	(2,165)	6.52
Non-vested cash-settled performance-based awards, December 31, 2023	83,611	6.71
Cancellations	(1,435)	6.25
Non-vested cash-settled performance-based awards, December 31, 2024(2)	82,176	$5.91
Total unrecognized compensation expense remaining (in thousands)	$—
Weighted-average years expected to be recognized over	0.0
(1)Represents the target number of units to be settled in cash.
(2)The performance metric for the cash-settled performance-based awards granted in 2022 was not attained at the end of the performance period. Therefore, no compensation expense has been recorded on these awards and these awards will not vest.
On March 11, 2025, the Compensation Committee of the Board of Directors determined the performance goals set forth in the cash-settled performance-based awards granted in 2022 were not attained.
The Company recorded stock compensation expense as follows (in thousands):

	Year Ended December 31,
Stock Compensation Expense Components	2024	2023	2022
Equity based stock option expense	$245	$270	$275
Restricted and performance-based stock awards expense	3,679	3,420	3,586
Stock compensation expense for equity based awards	3,924	3,690	3,861
Liability based stock option expense	(4)	(3)	(15)
Total Stock Compensation Expense	$3,920	$3,687	$3,846

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
NOTE 10 — LOSS PER COMMON SHARE
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
The calculations of basic and diluted loss per common share for the years ended December 31, 2024, 2023 and 2022, are as follows:

	2024	2023	2022
	(in thousands - except per share amounts)
Net loss – Basic and Diluted	$(15,165)	$(8,412)	$(6,166)
Weighted-average shares outstanding – Basic	21,481	21,195	21,558
Effect of dilutive securities:
Stock options and other stock awards	—	—	—
Weighted-average shares outstanding – Diluted	21,481	21,195	21,558
Basic loss per common share	$(0.71)	$(0.40)	$(0.29)
Diluted loss per common share	$(0.71)	$(0.40)	$(0.29)
Antidilutive shares (1)	1,479	1,633	1,681
(1)Stock options and other stock awards that have been excluded from the denominator as their inclusion would have been anti-dilutive.
NOTE 11 — INCOME TAXES
The components of (loss) income before income taxes and equity in losses are as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Domestic	$16,509	$22,134	$20,796
Foreign	(12,099)	(11,659)	(11,767)
Foreign - loss on equity securities	(14,152)	—	—
Total (loss) income before income taxes and equity in earnings	$(9,742)	$10,475	$9,029
The provision for income taxes (before equity in losses) consists of:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Current:
Federal	$4,254	$6,326	$6,890
State and local	913	1,447	1,888
Foreign	203	579	775
Deferred	(2,039)	(2,130)	(3,825)
Income tax provision	$3,331	$6,222	$5,728
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Significant components of the Company’s deferred income tax assets and (liabilities) are as follows:

	December 31,
	2024	2023
	(in thousands)
Deferred income tax assets:
Operating lease liabilities	$17,257	$20,571
Stock options	819	1,454
Inventory	2,573	3,323
Operating loss carryforwards	23,262	21,036
Accounts receivable allowances	2,473	2,343
Accrued compensation	979	913
Deferred compensation	448	668
Environmental remediation accrual	1,331	1,379
Capitalized research and experimental expenditures	3,881	3,109
Section 163j interest carryforward	2,458	904
Other	1,971	1,536
Total deferred income tax assets	$57,452	$57,236
Deferred income tax liabilities:
Operating lease right-of-use assets	$(14,243)	$(17,060)
Fixed assets	(304)	(1,248)
Intangibles	(26,814)	(26,207)
Total deferred income tax liabilities	(41,361)	(44,515)
Net deferred income tax asset	16,091	12,721
Valuation allowance	(21,692)	(20,159)
Net deferred income tax liability	$(5,601)	$(7,438)
The Company has capital loss carryforwards of $7.1 million in foreign jurisdictions at December 31, 2024 that are offset entirely by a valuation allowance.
At December 31, 2024, the Company has net operating losses in foreign jurisdictions of $81.1 million and $11.6 million in state jurisdictions that are fully offset by valuation allowance, and $5.4 million of net operating losses in foreign jurisdictions that are not offset by valuation allowance. Approximately $85.8 million of foreign net operating losses can be carried forward indefinitely. The remaining definite-lived foreign net operating losses, if not utilized, will expire beginning in 2026 through 2034. The state net operating losses begin to expire in 2026.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
The provision for income taxes (before equity in losses) differs from the amounts computed by applying the applicable federal statutory rates as follows:

	Year Ended December 31,
	2024	2023	2022
Federal income taxes at the statutory rate	21.0%	21.0%	21.0%
Increases (decreases):
State and local income taxes, net of Federal income tax benefit	(3.5)	5.7	13.9
Foreign rate differences	14.2	(19.7)	6.9
Foreign withholding tax	(1.7)	5.0	6.1
Non-deductible expenses	(5.7)	3.4	2.9
Non-deductible compensation	(6.7)	4.5	4.2
Loss on equity securities	(43.6)	—	—
Uncertain tax positions	7.7	(0.9)	1.2
Research and development credit	3.0	(2.5)	(5.4)
Federal return to provision	1.0	0.7	(3.4)
Equity-based compensation	(4.7)	5.0	0.1
Valuation Allowance	(15.2)	37.2	15.9
Provision for income taxes	(34.2)%	59.4%	63.4%
The estimated values of the Company’s gross uncertain tax positions at December 31, 2024, 2023 and 2022 consist of the following:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Balance at January 1	$(990)	$(1,130)	$(1,071)
Additions based on tax positions related to the current year	(27)	(27)	(79)
Reductions for tax position of prior years	560	167	20
Balance at December 31	$(457)	$(990)	$(1,130)
The Company had approximately $0.2 million and $0.4 million, net of federal and state tax benefit, accrued at December 31, 2024 and 2023, respectively, for the payment of interest and penalties. The Company’s policy for recording interest and penalties is to record such items as a component of the provision for income taxes.
If the Company’s tax positions are ultimately sustained, the Company’s liability, including interest, would be reduced by $0.7 million, all of which would impact the Company’s tax provision. On a quarterly basis, the Company evaluates its tax positions and revises its estimates accordingly. The Company believes that it is reasonably possible that an immaterial amount of its tax positions will be resolved within the next 12 months.
The Company is no longer subject to U.S. Federal income tax examinations for the years prior to 2021. The Company has identified the following jurisdictions as “major” tax jurisdictions: U.S. Federal, California, Massachusetts, New Jersey, New York, and the United Kingdom. At December 31, 2024, the periods subject to examination by the Company’s major state jurisdictions are generally for the years ended 2020 through 2023. In certain jurisdictions, Filament, an acquired entity, may have additional periods subject to examination. As of December 31, 2024, there are no material assessments in any given year.
NOTE 12 — BUSINESS SEGMENTS
Segment information
The Company operates in two reportable segments: U.S. and International. The U.S. segment is the Company’s domestic business that designs, markets and distributes its products to retailers and distributors, as well as directly to consumers through third parties and its own internet websites primarily in the U.S. The International segment is the Company’s international business that sells and distributes products to consumers primarily in the U.K., the European Union and the Asia Pacific region.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
The Company’s chief operation decision maker (“CODM”) is the Company’s Chief Executive Officer. The Company has segmented its operations to reflect the manner in which the CODM reviews and evaluates the results of its operations. The CODM allocates operating and capital resources and evaluates the performance of the Company’s segments based on segment net sales, segment gross margin, and segment income from operations. Such measures give recognition to specifically identifiable operating costs. Significant segment expenses that are included in segment operating income consist of cost of sales, distribution expenses and selling, general and administrative expenses.
Certain general and administrative expenses are not allocated to the Company’s segments as these represent corporate level activities and are reflected below as unallocated corporate expenses. These costs primarily include senior executive salaries and benefits, stock compensation, director fees and accounting, legal fees and consulting fees.

	Year Ended December 31,
	2024	2023	2022
Segment Performance Measures:		(in thousands)
Net sales:
U.S.	$627,202	$633,079	$669,179
International	55,750	53,604	58,483
Total net sales	$682,952	$686,683	$727,662
Gross margin:
U.S.	$240,265	$236,568	$241,093
International	20,438	18,071	19,223
Total gross margin	$260,703	$254,639	$260,316
Income from operations:
U.S. (1)	$57,215	$63,341	$61,479
International (1)	(10,523)	(11,064)	(12,153)
Unallocated corporate expenses (2)	(19,608)	(20,336)	(25,063)
Total income from operations	$27,084	$31,941	$24,263

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

	Year Ended December 31,
	2024	2023	2022
Supplemental information for significant segment expenses:		(in thousands)
Cost of sales:
U.S.	$386,937	$396,511	$428,086
International	35,312	35,533	39,260
Total cost of sales	$422,249	$432,044	$467,346
Freight-out expenses:
U.S.	$13,487	$13,636	$13,333
International	3,099	3,402	4,032
Total freight-out expenses	$16,586	$17,038	$17,365
Warehouse expenses:
U.S.	$46,545	$42,148	$47,691
International	10,679	10,008	9,892
Total warehouse expenses	$57,224	$52,156	$57,583
Selling, general and administrative expenses:
U.S.	$123,018	$117,443	$118,175
International	17,183	15,725	17,018
Unallocated corporate expenses	19,608	19,480	19,352
Total selling, general and administrative expenses	$159,809	$152,648	$154,545
Other expenses:
U.S.(1)	$—	$—	$415
International(1)	—	—	434
Unallocated corporate expenses(2)	—	856	5,711
Total other expenses	$—	$856	$6,560
(1)In 2022, other expenses and income from operations includes restructuring expenses of $0.4 million for the U.S. segment and $0.4 million for the International segment, as described in NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES.
(2)The Company recognized expenses of $5.1 million in 2022 for estimated remediation costs related to the Wallace EPA Matter, as described in NOTE 13 — COMMITMENTS AND CONTINGENCIES. In 2023 and 2022, the Company recognized $0.8 million and $0.6 million, respectively, of restructuring expenses within unallocated corporate expenses, as described in NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES.

	December 31,
	2024	2023	2022
	(in thousands)
Depreciation and amortization:
U.S.	$21,144	$18,489	$18,279
International	1,170	1,082	1,257
Total depreciation and amortization	$22,314	$19,571	$19,536
Capital expenditures:
U.S.	$1,931	$2,427	$2,088
International	296	374	887
Total capital expenditures	$2,227	$2,801	$2,975

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

	December 31,
	2024	2023
	(in thousands)
Assets:
U.S.	$542,420	$560,716
International	88,961	90,237
Unallocated corporate	2,929	16,189
Total assets	$634,310	$667,142

	Year Ended December 31,
	2024	2023
	(in thousands)
Goodwill:
U.S.	$33,237	$33,237
Total goodwill	$33,237	$33,237
Geographical information
The following table sets forth long-lived assets by the major geographic locations:

	December,
	2024	2023
	(in thousands)
Long-lived assets, excluding intangible assets, at period-end:
United States	$54,526	$66,341
United Kingdom	21,187	22,692
Rest of World	1,502	2,621
Total	$77,215	$91,654

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
NOTE 13 — COMMITMENTS AND CONTINGENCIES
Royalties
The Company has license agreements that require the payment of minimum royalties on sales of licensed products. The estimated future minimum royalties payable under the noncancellable term of these agreements are as follows (in thousands):

Year ending December 31,
2025	$8,163
2026	60
Total	$8,223
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

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
In August 2021, WSPR received a Notice of Liability for the Site from the Department of Justice on behalf of the EPA, and in September 2021, WSPR responded with a good faith offer to conduct additional testing and remedial design work for OU-1. WSPR has actively participated in negotiations among the U.S. Government (the Department of Justice and the EPA) and other potentially responsible parties with respect to the remedial work at OU-1, which negotiations culminated in the finalization of a Consent Decree for Remedial Design and Remedial Action at Operable Unit One of the San German Groundwater Contamination Site (“Decree”). On July 26, 2023, the U.S. Government filed a complaint in United States District Court for the District of Puerto Rico for the purpose of seeking judicial approval of the Decree. As required by applicable regulations, the U.S. Government simultaneously lodged the Decree for public comment. No comments were received during the public comment period. On September 6, 2023, at the conclusion of the public comment period, the U.S. Government filed a Motion to Enter the Decree, and the court entered the Decree into order on December 14, 2023, thereby effectuating the Decree. On January 10, 2024, EPA issued a notice to proceed with the OU-1 remedial work. The Company thereafter commenced remedial work on OU-1 in accordance with the Decree.
The Company reserved $5.6 million to cover probable and estimable liabilities with respect to the above remedial design and remedial action for the initial operable unit. However, it is not possible at this time for the Company to estimate its share of its ultimate liability for the Site. In the event of one or more adverse determinations related to this matter, it is possible that the ultimate liability resulting from this matter and the impact on the Company’s results of operations could be material. As of December 31, 2024, the remaining liability is $5.4 million.
Gain Contingency Settlement
In 2015, Taylor Precision Products, Inc. (“Taylor” and/or the “Plaintiff”), acquired by the Company on March 2, 2018, commenced a legal action related to a 2013 acquisition, alleging that the seller failed to sufficiently disclose certain adverse information as part of the acquisition. In February 2025, the Company received a net settlement of $6.4 million related to this case. The Company will recognize this settlement in the statement of operations for the quarter ended March 31, 2025.
Other
The Company is, from time to time, involved in other legal proceedings. The Company believes that other current litigation is routine in nature and incidental to the conduct of the Company’s business and that none of this litigation, individually or collectively, would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
NOTE 14 — RETIREMENT PLANS
401(k) plan and other defined contribution plans
The Company maintains a defined contribution retirement plan for eligible employees under Section 401(k) of the Internal Revenue Code. Participants can make voluntary contributions up to the Internal Revenue Service limit of $23,000 ($30,500 for employees 50 years old or over) for 2024. The Company’s United Kingdom-based subsidiary, Lifetime Brands Europe Limited, maintains a defined contribution pension plan.
Retirement benefit obligations
The Company assumed retirement benefit obligations, which are paid to certain former executives of a business acquired in 2006. The obligations under the agreements with these former executives are unfunded and amounted to $4.7 million at December 31, 2024 and $5.6 million at December 31, 2023.
The discount rate used to calculate the retirement benefit obligations was 5.35% at December 31, 2024 and 4.66% at December 31, 2023. The retirement benefit obligations are included in accrued expenses and other long-term liabilities.
The Company expects to recognize less than $0.1 million of actuarial losses included in accumulated other comprehensive loss in net periodic benefit cost in 2025.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Expected benefit payments for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows (in thousands):
Year ending December 31,

2025	$354
2026	351
2027	347
2028	342
2029	337
2030 through 2034	1,592
NOTE 15 — OTHER
Inventory
The components of inventory are as follows:

	December 31,
	2024	2023
	(in thousands)
Finished goods	$192,480	$180,860
Work in process	62	106
Raw materials	9,866	7,681
Total	$202,408	$188,647
Property and equipment
Property and equipment (including finance leases) consist of:

	December 31,
	2024	2023
	(in thousands)
Machinery, furniture and equipment	$83,622	$80,140
Leasehold improvements	39,377	38,962
Computer hardware and software	39,154	38,408
Building and improvements	983	960
Construction in progress	381	569
Land	100	100
Total	163,617	159,139
Less: accumulated depreciation and amortization	(148,568)	(142,169)
Total	$15,049	$16,970
Depreciation and amortization expense of property and equipment for the years ended December 31, 2024, 2023 and 2022 was $6.7 million, $4.7 million and $5.0 million, respectively.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Accrued expenses
Accrued expenses consist of:

	December 31,
	2024	2023
	(in thousands)
Customer allowances and rebates	$25,527	$29,162
Compensation and benefits	13,286	12,434
Vendor invoices	9,677	10,504
Freight	5,912	5,627
Wallace facility remediation	980	5,640
Royalties	5,598	5,104
Professional fees	2,628	2,284
Interest	1,026	1,740
Other non-income tax liabilities	1,164	555
Commissions	646	622
Other	4,404	4,684
Total	$70,848	$78,356
Customer allowances and rebates, includes estimated variable consideration related to certain advertising, sales incentives and promotional deductions, volume rebates as well as allowances for returns.
Other long-term liabilities
Other long-term liabilities consist of:

	December 31,
	2024	2023
	(in thousands)
Retirement benefit obligations	$4,315	$5,063
Wallace facility remediation(1)	4,457	—
Other non-income tax liabilities	3,075	3,156
Other long-term obligations	4,108	907
Total	$15,955	$9,126
(1)     The Wallace facility remediation liability was classified within accrued expenses in the Company’s Consolidated Balance Sheet at December 31, 2023. Based on current estimates of the project timeline a portion of the liability is classified within other long-term liabilities in the Company’s Consolidated Balance Sheet at December 31, 2024.
Supplemental disclosure of cash flow information

	Year Ended December 31,
	2024	2023	2022
		(in thousands)

Cash paid for interest	$19,961	$18,626	$15,421
Cash paid for taxes, net of refunds	5,962	8,054	9,757

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Components of accumulated other comprehensive loss, net

	Year Ended December 31,
	2024	2023	2022
		(in thousands)
Accumulated translation adjustment:
Balance at beginning of year	$(32,614)	$(36,072)	$(31,752)
Translation adjustment during period	78	3,458	(4,320)
Amount reclassified from accumulated other comprehensive loss (1)	14,152	—	—
Translation Adjustment	14,230	3,458	(4,320)
Balance at end of year	$(18,384)	$(32,614)	$(36,072)
Accumulated deferred gains (losses) on cash flow hedges:
Balance at beginning of year	$(134)	$923	$78
Change in unrealized gains (losses)	199	(527)	2,126
Amounts reclassified from accumulated other comprehensive loss: (2)
Settlement of cash flow hedges	182	(530)	(1,281)
Net change in cash flow hedges, net of taxes of $12, $(30) and $(190)	381	(1,057)	845
Balance at end of year	$247	$(134)	$923
Accumulated effect of retirement benefit obligations:
Balance at beginning of year	$(751)	$(705)	$(1,875)
Change in retirement benefit obligations, net of tax of $(173), $31 and $(359)	519	(93)	1,054
Amount reclassified from accumulated other comprehensive loss:(3)
Amortization of loss, net of tax of $(17), $(16) and $(39)	54	47	116
Net effects of retirement benefit obligations	573	(46)	1,170
Balance at end of year	$(178)	$(751)	$(705)
Total accumulated other comprehensive loss at end of period	$(18,315)	$(33,499)	$(35,854)
(1)Amount is recorded in equity in losses on the consolidated statements of operations.
(2)Amounts are recorded in interest expense and cost of goods sold on the consolidated statements of operations.
(3)Amount is recorded in selling, general and administrative expenses on the consolidated statements of operations.

Item 15(a)
LIFETIME BRANDS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

COL. A	COL. B	COL. C	COL. D	COL. E
Description	Balance at beginning of period	Additions	Deductions	Balance at end of period
Accounts receivable allowances:
Year ended December 31, 2024
Allowance for doubtful accounts(a)	$7,311	$950	$(69)	$8,192
Allowance for anticipated customer deductions(b)	8,641	3,837	(6,577)	5,901
Total accounts receivable allowances:	$15,952	$4,787	$(6,646)	$14,093
Year ended December 31, 2023
Allowance for doubtful accounts(a)	$5,195	$2,116	$—	$7,311
Allowance for anticipated customer deductions(b)	9,411	6,900	(7,670)	8,641
Total accounts receivable allowances:	$14,606	$9,016	$(7,670)	$15,952
Year ended December 31, 2022
Allowance for doubtful accounts(a)	$4,656	$662	$(123)	$5,195
Allowance for anticipated customer deductions(b)	11,888	5,961	(8,438)	9,411
Total accounts receivable allowances:	$16,544	$6,623	$(8,561)	$14,606

Deferred tax valuation allowance:
Year ended December 31, 2024	$20,159	$2,516	$(983)	$21,692
Year ended December 31, 2023	$16,323	$3,895	$(59)	$20,159
Year ended December 31, 2022	$15,072	$1,932	$(681)	$16,323
(a)The allowance for doubtful accounts represents allowances for estimated credit losses that could result from the inability of its customers to make required payments, taking into consideration customer credit history and financial condition, industry and market segment information, credit reports, and expectations of current and future economic conditions. Additions to the allowance for doubtful accounts are recognized in selling, general and administrative expense in the Company’s consolidated statement of operations. Deductions to the allowance for doubtful accounts represents receivables previously reserved that have been written-off, less any recoveries.
(b)Additions to the allowance for anticipated customer deductions is recognized as a reduction of net sales. Deductions to the allowance for anticipated customer deductions includes deductions that were ultimately taken by the customer.

S-1