Form 10-Q
period 2025-03-31
LIFETIME BRANDS, INC
filed 2025-05-08
CIK 874396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding as of April 30, 2025 was 22,414,005.

LIFETIME BRANDS, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2025

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,375	$2,929
Accounts receivable, less allowances of $13,861 at March 31, 2025 and $14,093 at December 31, 2024	105,710	156,743
Inventory	210,053	202,408
Prepaid expenses and other current assets	14,467	11,488
TOTAL CURRENT ASSETS	340,605	373,568
PROPERTY AND EQUIPMENT, net	15,481	15,049
OPERATING LEASE RIGHT-OF-USE ASSETS	56,914	59,571
INTANGIBLE ASSETS, net	179,197	183,527
OTHER ASSETS	2,396	2,595
TOTAL ASSETS	$594,593	$634,310
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturity of term loan	$4,926	$4,891
Accounts payable	45,524	60,029
Accrued expenses	57,839	70,848
Income taxes payable	491	830
Current portion of operating lease liabilities	15,403	15,145
TOTAL CURRENT LIABILITIES	124,183	151,743
OTHER LONG-TERM LIABILITIES	16,023	15,955
INCOME TAXES PAYABLE, LONG-TERM	706	706
OPERATING LEASE LIABILITIES	53,305	56,740
DEFERRED INCOME TAXES	5,665	5,601
REVOLVING CREDIT FACILITY	39,328	42,693
TERM LOAN	129,707	130,949
STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value, shares authorized: 100 shares of Series A and 2,000,000 shares of Series B; none issued and outstanding	—	—
Common stock, $0.01 par value, shares authorized: 50,000,000 at March 31, 2025 and December 31, 2024; shares issued and outstanding: 22,414,005 at March 31, 2025 and 22,155,735 at December 31, 2024	224	222
Paid-in capital	281,211	280,566
Accumulated deficit	(37,736)	(32,550)
Accumulated other comprehensive loss	(18,023)	(18,315)
TOTAL STOCKHOLDERS’ EQUITY	225,676	229,923
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$594,593	$634,310
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Net sales	$140,085	$142,242
Cost of sales	89,448	84,695
Gross margin	50,637	57,547
Distribution expenses	18,070	16,181
Selling, general and administrative expenses	31,468	39,536
Income from operations	1,099	1,830
Interest expense	(4,915)	(5,614)
Mark to market loss on interest rate derivatives	(527)	(174)
Loss before income taxes and equity in losses	(4,343)	(3,958)
Income tax benefit (provision)	142	(210)
Equity in losses, net of taxes	—	(2,092)
NET LOSS	$(4,201)	$(6,260)
BASIC LOSS PER COMMON SHARE	$(0.19)	$(0.29)
DILUTED LOSS PER COMMON SHARE	$(0.19)	$(0.29)
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Net loss	$(4,201)	$(6,260)
Other comprehensive income, net of taxes:
Net change in translation adjustment	417	40
Net change in cash flow hedges	(129)	201
Effect of retirement benefit obligations	4	13
Other comprehensive income, net of taxes	292	254
Comprehensive loss	$(3,909)	$(6,006)
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common stock		Paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2024	22,156	$222	$280,566	$(32,550)	$(18,315)	$229,923
Net loss	—	—	—	(4,201)	—	(4,201)
Other comprehensive income, net of taxes	—	—	—	—	292	292
Net issuance of restricted shares granted to employees	338	3	(3)	—	—	—
Stock compensation expense	—	—	1,063	—	—	1,063
Shares effectively repurchased for required employee withholding taxes	(80)	(1)	(415)	—	—	(416)
Dividends (1)	—	—	—	(985)	—	(985)
BALANCE AT MARCH 31, 2025	22,414	$224	$281,211	$(37,736)	$(18,023)	$225,676

	Common stock		Paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2023	21,813	$218	$277,728	$(13,568)	$(33,499)	$230,879
Net loss	—	—	—	(6,260)	—	(6,260)
Other comprehensive income, net of taxes	—	—	—	—	254	254
Performance shares issued to employees	152	2	(2)	—	—	—
Net issuance of restricted shares granted to employees	213	2	(2)	—	—	—
Stock compensation expense	—	—	799	—	—	799
Shares effectively repurchased for required employee withholding taxes	(105)	(1)	(1,027)	—	—	(1,028)
Dividends (1)	—	—	—	(943)	—	(943)
BALANCE AT MARCH 31, 2024	22,073	$221	$277,496	$(20,771)	$(33,245)	$223,701
(1) Cash dividends declared per share of common stock were $0.0425 and $0.0425 in the three months ended March 31, 2025 and 2024, respectively.
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Three Months Ended March 31,
	2025	2024
OPERATING ACTIVITIES
Net loss	$(4,201)	$(6,260)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,698	4,939
Amortization of financing costs	704	739
Mark to market loss on interest rate derivatives	527	174
Operating leases, net	(556)	(455)
Provision for doubtful accounts	704	195
Stock compensation expense	1,062	807
Equity in losses, net of taxes	—	2,092
Changes in operating assets and liabilities
Accounts receivable	50,832	41,119
Inventory	(6,324)	(1,566)
Prepaid expenses, other current assets and other assets	(3,345)	3,159
Accounts payable, accrued expenses and other liabilities	(28,038)	(34,359)
Income taxes payable	(352)	(71)
NET CASH PROVIDED BY OPERATING ACTIVITIES	16,711	10,513
INVESTING ACTIVITIES
Purchases of property and equipment	(1,573)	(600)
NET CASH USED IN INVESTING ACTIVITIES	(1,573)	(600)
FINANCING ACTIVITIES
Proceeds from revolving credit facility	88,894	51,484
Repayments of revolving credit facility	(93,363)	(70,822)
Repayments of term loan	(1,875)	—
Payments for finance lease obligations	(11)	(7)
Payments of tax withholding for stock based compensation	(416)	(1,028)
Cash dividends paid	(996)	(1,026)
NET CASH USED IN FINANCING ACTIVITIES	(7,767)	(21,399)
Effect of foreign exchange on cash	75	(64)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,446	(11,550)
Cash and cash equivalents at beginning of period	2,929	16,189
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,375	$4,639
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(unaudited)

NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES
Organization and business
Lifetime Brands, Inc. (“the Company”) designs, sources and sells branded kitchenware, tableware and other products used in the home and markets its products under a number of widely-recognized brand names and trademarks, which are either owned or licensed by the Company or through retailers’ private labels and their licensed brands. The Company’s products, which are targeted primarily towards consumers purchasing moderately priced kitchenware, tableware and housewares, are sold through nearly every major level of trade. The Company generally markets several lines within each of its product categories under more than one brand. The Company sells its products directly to retailers (who may resell the Company’s products through their websites) and, to a lesser extent, to distributors. The Company also sells a limited selection of its products directly to consumers through its own websites.
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
These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.
The Company’s business and working capital needs are seasonal, with a majority of sales occurring in the third and fourth quarters. In 2024 and 2023, net sales for the third and fourth quarters accounted for 58% and 57% of total annual net sales, respectively. In anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period. The increase in inventory levels at March 31, 2025 compared to December 31, 2024 was due to preemptive measures taken in anticipation of, and designed to mitigate, the impact of the tariffs that went into effective in April 2025.
The Company’s current estimates contemplate current and expected future conditions, as applicable; however it is reasonably possible that actual conditions could differ from expectations, which could materially affect the Company’s results of operations and financial position.
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
Cost of sales
Cost of sales consist primarily of costs associated with the production and procurement of product, inbound freight costs, purchasing costs, handling costs, duties and tariffs, royalties, and other product procurement related charges.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
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
The Company also maintains an allowance for anticipated customer deductions. Contractual deductions for incentives and promotions granted to customers such as cooperative advertising, are recorded as a reduction to accounts receivable at the time of sale. These deductions are primarily fixed amounts; however, in certain cases, these deductions are not fixed and, therefore, the allowance is estimated based on currently available information and historical trends of deductions.
Receivable purchase agreement
The Company has an uncommitted Receivables Purchase Agreement with HSBC Bank USA, National Association (“HSBC”) as Purchaser (the “Receivables Purchase Agreement”). The sale of accounts receivable, under the Receivables Purchase Agreement with HSBC, is excluded from the Company’s unaudited condensed consolidated balance sheets at the time of sale and the related sale expense is included in selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations. The Company did not sell receivables to HSBC during the three months ended March 31, 2025 and March 31, 2024.
At March 31, 2025, $16.0 million of accounts receivables were available for sale to HSBC, net of applicable charges.
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
The components of inventory were as follows (in thousands):

	March 31, 2025	December 31, 2024
Finished goods	$199,526	$192,480
Work in process	141	62
Raw materials	10,386	9,866
Total	$210,053	$202,408

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
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
Derivatives
The Company accounts for derivative instruments in accordance with Accounting Standard Codification (“ASC”) Topic 815, Derivatives and Hedging (“ASC 815”). ASC 815 requires that all derivative instruments be recognized on the balance sheet at fair value as either an asset or liability. Changes in the fair value of derivatives that qualify as hedges and have been designated as part of a hedging relationship for accounting purposes are included in accumulated other comprehensive loss and are subsequently recognized in the Company’s unaudited condensed consolidated statements of operations in the same period that the hedged items are recognized in earnings. Changes in fair value of derivatives that do not qualify as hedging instruments for accounting purposes are recorded in the Company’s unaudited condensed consolidated statements of operations.
Goodwill, intangible assets and long-lived assets
Goodwill is not amortized but, instead, subject to an annual impairment assessment on October 1 or more frequently if events or conditions were to indicate the carrying value of a reporting unit may not be recoverable.
As it relates to the goodwill assessment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment testing described in the Financial Accounting Standards Board's (“FASB”) ASC Topic 350, Intangibles – Goodwill and Other. If, after assessing qualitative factors, the Company determines that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, then no further testing is performed for that reporting unit. However, if based on the Company’s qualitative assessment it concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or if the Company elects to bypass the qualitative assessment, the Company will proceed with performing the quantitative impairment test. Impairment testing is based upon the best information available, including estimates of fair value which incorporate assumptions marketplace participants would use in making their estimates of fair value. The Company performed its annual impairment assessment of its U.S. reporting unit as of October 1, 2024 by comparing the fair value of the reporting unit with its carrying value. The Company performed the analysis using a discounted cash flow and market multiple method. As of October 1, 2024, the fair value of the U.S. reporting unit exceeded the carrying value of goodwill by 5%.
The significant assumptions used under the income approach, or discounted cash flow method, are projected net sales, projected earnings before interest, tax, depreciation and amortization (“EBITDA”), and the cost of capital. Projected net sales and projected EBITDA were determined to be significant assumptions because they are the primary drivers of the projected cash flows in the discounted cash flow fair value model. Cost of capital was also determined to be a significant assumption as it is the discount rate used to calculate the current fair value of those projected cash flows. The calculation of cost of capital includes a number of subjective inputs, including a company-specific risk premium to capture the perceived risks associated with the reporting unit’s projected cash flows used in the discounted cash flow method.
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
March 31, 2025
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
The Company purchases almost all of its product from third-party manufacturers outside the U.S., primarily in China. This concentration in suppliers exposes the Company to risks associated with doing business globally, including risks relating to the tariffs recently implemented and that may be implemented in the future.
As of April 9, 2025, the U.S. has imposed an aggregate 145% tariff on imports from China. Other recent tariff policy updates that went into effect in April 2025 include a 10% universal tariff for all countries and reciprocal tariffs for specific countries, which have been paused for 90 days. As the Company sources almost all of its products from suppliers located outside the United States, primarily in China, any new or increased tariffs, quotas, embargoes, or other trade barriers could impact our supply chain and cost structure. Additionally, retaliatory measures by affected countries, could further disrupt operations or reduce our competitiveness in international markets. The Company continues to monitor these changing tariffs and trade restrictions. The Company is developing a plan to mitigate the impact of the increase price of goods imported by the Company into the U.S. The Company may seek to increase prices to its customers, negotiate product costs with its suppliers and further diversify its imports to countries that are expected to be subject to lower tariffs. To the extent the tariffs remain in place and the Company cannot mitigate the impact of the increase on the price of goods imported by the Company into the U.S., it may result in lower gross margin that the Company realizes from the sale of its products which could materially adversely affect the Company’s results of operations and financial condition and result in an impairment of our long-lived assets, including goodwill within the U.S. segment reporting unit.
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
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
NOTE 2 —REVENUE
The Company sells products wholesale, to retailers and distributors, and retail, directly to consumers. Wholesale sales and retail sales are recognized at the point in time the customer obtains control of the products in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products. To indicate the transfer of control, the Company must have a present right to payment, legal title must have passed to the customer, the customer must have the significant risks and rewards of ownership, and where acceptance is not a formality, the customer must have accepted the product or service. The Company’s principal terms of sale are Free On Board (“FOB”) Shipping Point, or equivalent, and, as such, the Company primarily transfers control and records revenue for product sales upon shipment. Sales arrangements with delivery terms that are not FOB Shipping Point are not recognized upon shipment and the transfer of control for revenue recognition is evaluated based on the associated shipping terms and customer obligations. Shipping and handling fees that are billed to customers in sales transactions are included in net sales and amounted to $0.7 million and $0.6 million for the three months ended March 31, 2025 and 2024, respectively. Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(unaudited)
The following tables present the Company’s net sales disaggregated by segment, product category and geographic region for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended
	March 31,
	2025	2024
U.S. segment
Kitchenware	$79,521	$83,530
Tableware	27,577	25,759
Home Solutions	21,412	21,191
Total U.S. segment	128,510	130,480

International segment	11,575	11,762
Total net sales	$140,085	$142,242

United States	$124,205	$126,134
United Kingdom	6,954	7,466
Rest of World	8,926	8,642
Total net sales	$140,085	$142,242

NOTE 3 — LEASES
The Company has operating leases for corporate offices, distribution facilities, a manufacturing plant, and certain vehicles.
The components of lease expense for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease expenses(1):
Fixed lease expense	$4,258	$4,263
Variable lease expense	1,753	1,368
Total	$6,011	$5,631
(1) Expenses are recorded within distribution expenses and selling, general and administrative expenses on the unaudited condensed consolidated statement of operations.
Supplemental cash flow information for lease related liabilities and assets for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$4,814	$4,718

	Three Months Ended March 31,
	2025	2024
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$—

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(unaudited)
The aggregate future lease payments for operating leases as of March 31, 2025 were as follows (in thousands):

Operating
2025 (excluding the three months ended March 31, 2025)	$14,458
2026	18,916
2027	14,678
2028	12,888
2029	6,735
2030	4,914
Thereafter	8,953
Total lease payments	81,542
Less: Interest	(12,834)
Present value of lease payments	$68,708
Average lease terms and discount rates were as follows:

March 31, 2025
Operating leases:
Weighted-average remaining lease term (years)	5.1
Weighted-average discount rate	6.6%
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
NOTE 4 —INVESTMENT
As of March 31, 2025, the Company has a 24.7% interest in Grupo Vasconia S.A.B. (“Vasconia”), an integrated manufacturer of aluminum products and a housewares company in Mexico. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange. The Quotation Key is VASCONI. During the second quarter of 2024, Vasconia’s shareholders approved a resolution to a reorganization process in terms of the Law of Commercial Bankruptcy in Mexico and subsequently a bankruptcy suit was filed against Vasconia by one of its largest suppliers. The Company concluded that the recent events constituted a loss of significant influence and resulted in the discontinuation of the equity method of accounting. The Company accounts for its Vasconia investment at fair value in accordance with Accounting Standards Codification (“ASC”) Topic 321: Investments — Equity Securities, with any changes in fair value recorded within income (loss) on equity securities on the consolidated statements of operations. The fair value of the Vasconia investment was not material as of March 31, 2025.
Given Vasconia's limited trading activity, recent operating results of Vasconia and impact of the bankruptcy related activity, the fair value of the Vasconia investment was measured using the income approach based on Level 3 unobservable inputs.
Prior to accounting for the investment in Vasconia at fair value, equity in losses, net of taxes recognized for the three months ended March 31, 2024 was $2.1 million.
On March 13, 2025, the Company and Vasconia entered into Amendment No. 6 of the Shares Subscription Agreement, which among other items, terminated the Company’s rights to designate individuals to be nominated as members of the Vasconia board of directors. The Company did not have any designated members nominated to the Vasconia board of directors as of the date of the amendment.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(unaudited)
NOTE 5 — INTANGIBLE ASSETS
Intangible assets consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025			December 31, 2024
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill(1)	$33,237	$—	$33,237	$33,237	$—	$33,237
Finite-lived intangible assets:
Licenses	15,847	(12,680)	3,167	15,847	(12,566)	3,281
Trade names	104,528	(30,325)	74,203	104,459	(28,619)	75,840
Customer relationships	143,158	(75,966)	67,192	143,157	(73,505)	69,652
Other	5,879	(4,481)	1,398	5,868	(4,351)	1,517
Total	$302,649	$(123,452)	$179,197	$302,568	$(119,041)	$183,527
(1) The gross and net value at March 31, 2025 and December 31, 2024 reflect a reduction of $79.8 million impairment charges within U.S. segment and $11.9 million impairment charges within International segment.
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(unaudited)
As of March 31, 2025 and December 31, 2024, the total availability under the ABL Agreement were as follows (in thousands):

	March 31, 2025	December 31, 2024
Maximum aggregate principal allowed	$150,571	$176,329
Outstanding borrowings under the ABL Agreement	(39,328)	(42,693)
Standby letters of credit	(11,564)	(8,828)
Total availability under the ABL Agreement	$99,679	$124,808

Availability under the ABL Agreement is limited to the lesser of the $200.0 million commitment thereunder and the borrowing base and therefore depends on the valuation of certain current assets comprising the borrowing base. The borrowing capacity under the ABL Agreement will depend, in part, on eligible levels of accounts receivable and inventory that fluctuate regularly. Due to the seasonality of the Company’s business, the Company may have greater borrowing availability during the third and fourth quarters of each year. Consequently, the $200.0 million commitment thereunder may not represent actual borrowing capacity. The Company’s borrowing capacity may be further limited by the Term Loan financial covenant of 5.00 to 1.00 maximum Total Net Leverage Ratio. As of March 31, 2025, the availability under the ABL Agreement, limited by the Term Loan financial covenant, was $63.2 million.
The current and non-current portions of the Company’s Term Loan included in the condensed consolidated balance sheets were as follows (in thousands):

	March 31, 2025	December 31, 2024
Current portion of Term Loan:
Term Loan payment	$7,500	$7,500
Estimated unamortized debt issuance costs	(2,574)	(2,609)
Total Current portion of Term Loan	$4,926	$4,891

Non-current portion of Term Loan:
Term Loan, net of current portion	$133,125	$135,000
Estimated unamortized debt issuance costs	(3,418)	(4,051)
Total Non-current portion of Term Loan	$129,707	$130,949
The 2024 excess cash flow payment of $1.2 million was paid on April 4, 2025 and reduces the scheduled quarterly payment due on June 30, 2025. As of March 31, 2025, the Company estimates no excess cash flow payment will be due for 2025.
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(unaudited)
Borrowings under the revolving credit facility bear interest, at the Company’s option, at one of the following rates: (i) an alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.5% or one-month Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus 1.0% as of a specified date in advance of the determination, but in each case not less than 1.0%, plus a margin of 0.25% to 0.50%, or (ii) Adjusted Term SOFR, which is the Term SOFR Rate for the selected 1, 3 or 6 month interest period plus 0.10% (or Euro Interbank Offered Rate “EURIBOR” for borrowings denominated in Euro; or Sterling Overnight Index Average “SONIA” for borrowings denominated in Pounds Sterling), but in each case not less than zero, plus a margin of 1.25% to 1.50%. The respective margins are based upon average quarterly availability, as defined in and computed pursuant to the ABL Agreement. In addition, the Company pays a commitment fee of 0.20% to 0.25% per annum based on the average daily unused portion of the aggregate commitment under the ABL Agreement. The interest rate on outstanding borrowings under the ABL Agreement at March 31, 2025 was between 3.79% and 5.86%. The Company paid a commitment fee of 0.25% on the unused portion of the ABL Agreement during the three months ended March 31, 2025.
The Term Loan bears interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of (x) the prime rate, (y) a federal funds and overnight bank funding based rate plus 0.5% or (z) one-month Adjusted Term SOFR, but not less than 1.0%, plus 1.0%, plus a margin of 4.5% or (ii) Adjusted Term SOFR (Term SOFR plus the Term SOFR Adjustment) for the applicable interest period, but not less than 1.0%, plus a margin of 5.5%. The interest rate on outstanding borrowings under the Term Loan at March 31, 2025 was 9.94%.
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
The Company was in compliance with the covenants of the Debt Agreements at March 31, 2025.
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
March 31, 2025
(unaudited)
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
In March 2024 and October 2024, the Company entered into interest rate swap agreements, each with an aggregate notional value of $25.0 million and expire in August 2027. These non-designated interest rate swaps serve as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. The Company’s total outstanding notional value of interest rate swaps was $50.0 million at March 31, 2025.
Foreign Exchange Contracts
To reduce the impact of changes in foreign currency exchange rates on its results, from time to time the Company is a party to certain foreign exchange contracts, primarily to offset the earnings impact related to fluctuations in foreign currency exchange rates associated with inventory purchases. The Company designates these contracts for accounting purposes as cash flow hedges. The Company purchases foreign currency forward contracts with terms less than 18 months. The aggregate gross notional value of foreign exchange contracts at March 31, 2025 was $9.3 million.
The fair values of the Company’s derivative financial instruments included in the condensed consolidated balance sheets are presented as follows (in thousands):

Derivatives designated as hedging instruments	Balance Sheet Location	March 31, 2025	December 31, 2024
Foreign exchange contracts	Prepaid expenses and other current assets	$20	$256
	Accrued expenses	13	—

Derivatives not designated as hedging instruments	Balance Sheet Location	March 31, 2025	December 31, 2024
Interest rate swaps	Prepaid expenses and other current assets	$—	$102
	Other assets	144	379
	Other long-term liabilities	344	154
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
The amounts of gains and losses, realized and unrealized, related to the Company’s derivative financial instruments designated as hedging instruments are recognized in other comprehensive income, net of taxes, as follows (in thousands):

	Three Months Ended March 31,
Derivatives designated as hedging instruments	2025	2024
Foreign exchange contracts	$(129)	$201
Realized gains and losses on foreign exchange contracts that are reported in other comprehensive income are reclassified into cost of sales as the underlying inventory purchased is sold.
During the three months ended March 31, 2025 and 2024, the Company reclassified $0.1 million of cash flow hedges in accumulated other comprehensive losses to earnings, related to foreign exchange contracts recognized in cost of sales. At March 31, 2025, the estimated amount of existing net gains expected to be reclassified into earnings within the next 12 months was below $0.1 million.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(unaudited)
Interest and mark to market losses related to the Company’s derivative financial instruments not designated as hedging instruments that were recognized in earnings are as follows (in thousands):

		Three Months Ended March 31,
Derivatives not designated as hedging instruments	Location of gain (loss)	2025	2024
Interest rate swaps	Mark to market loss on interest rate derivatives	$(527)	$(174)
	Interest expense	168	221
		$(359)	$47
NOTE 8 — STOCK COMPENSATION
As of March 31, 2025, there were 1,142,889 shares available for the grant of awards under the Company’s Amended and Restated 2000 Long Term Incentive Plan (“Plan”), assuming maximum performance of performance-based awards.
Option Awards
A summary of the Company’s stock option activity and related information for the three months ended March 31, 2025 is as follows:

	Options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Options outstanding, January 1, 2025	782,500	$11.41
Grants	44,500	5.13
Options outstanding, March 31, 2025(1)	827,000	11.07	4.8	$—
Options exercisable, March 31, 2025	688,750	$11.74	3.9	$—
Total unrecognized stock option expense remaining (in thousands)	$426
Weighted-average years expected to be recognized over	1.7
(1) Includes a non-plan stock option award of 15,000 stock options granted in 2024.
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their exercisable in-the-money stock options on March 31, 2025. The intrinsic value is calculated for each in-the-money stock option as the difference between the closing price of the Company’s common stock on March 31, 2025 and the exercise price.
Restricted Stock
A summary of the Company’s restricted stock activity and related information for the three months ended March 31, 2025 is as follows:

	Restricted Shares	Weighted- average grant date fair value
Non-vested restricted shares, January 1, 2025	593,526	$9.46
Grants	338,705	5.15
Vested	(193,096)	10.42
Forfeitures	(188)	8.02
Non-vested restricted shares, March 31, 2025	738,947	$7.23
Total unrecognized compensation expense remaining (in thousands)	$4,564
Weighted-average years expected to be recognized over	1.9

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(unaudited)
The total fair value of restricted stock that vested during the three months ended March 31, 2025 was $1.0 million.
Performance shares
Each performance award represents the right to receive up to 150% of the target number of shares of common stock. The number of shares of common stock earned will be determined based on the attainment of specified performance goals at the end of the performance period, as determined by the Compensation Committee of the Company’s board of directors (the “Board of Directors”). The shares are subject to the terms and conditions of the Company’s Plan.
A summary of the Company’s performance-based award activity and related information for the three months ended March 31, 2025 is as follows:

	Performance- based stock awards (1)	Weighted- average grant date fair value
Non-vested performance-based awards, January 1, 2025	529,407	$8.96
Grants	331,561	5.13
Forfeitures(2)	(123,069)	12.19
Non-vested performance-based awards, March 31, 2025	737,899	$6.70
Total unrecognized compensation expense remaining (in thousands)	$3,197
Weighted-average years expected to be recognized over	2.2
(1)Represents the target number of shares to be issued for each performance-based award.
(2)Includes the forfeiture of performance-based awards granted in 2022 as the performance metric was not attained.
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
A summary of the Company’s cash-settled performance-based awards activity and related information for the three months ended March 31, 2025 is as follows:

	Cash-settled performance-based awards (1)	Weighted- average fair value
Non-vested cash-settled performance-based awards, January 1, 2025	82,176	$5.91
Forfeitures(2)	(82,176)	5.91
Non-vested cash-settled performance-based awards, March 31, 2025	—	$—
Total unrecognized compensation expense remaining (in thousands)	$—
Weighted-average years expected to be recognized over	0.0
(1) Represents the target number of units to be settled in cash.
(2) Includes the forfeiture of performance-based awards granted in 2022 as the performance metric was not attained.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(unaudited)
The Company recorded stock compensation expense as follows (in thousands):

	Three Months Ended March 31,
Stock Compensation Expense Components	2025	2024
Equity based stock option expense	$70	$50
Restricted and performance-based stock awards expense	993	749
Stock compensation expense for equity based awards	1,063	799
Liability based stock option expense	(1)	8
Total Stock Compensation Expense	$1,062	$807

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
The calculations of basic and diluted loss per common share for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands, except per share amounts)
Net loss – Basic and Diluted	$(4,201)	$(6,260)
Weighted-average shares outstanding – Basic	21,592	21,377
Effect of dilutive securities:
Stock options and other stock awards	—	—
Weighted-average shares outstanding – Diluted	21,592	21,377
Basic loss per common share	$(0.19)	$(0.29)
Diluted loss per common share	$(0.19)	$(0.29)
Antidilutive Securities(1)	1,417	1,605
(1) Stock options and other stock awards that have been excluded from the denominator as their inclusion would have been anti-dilutive.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(unaudited)
NOTE 10— INCOME TAXES
Income tax benefit of $0.1 million and provision of $0.2 million for the three months ended March 31, 2025 and 2024, respectively, represent taxes on both U.S. and foreign earnings at a combined effective income tax benefit rate of 3.3% and provision rate of (5.3)%, respectively. The negative rate for the three months ended March 31, 2024 reflects tax expense on a pretax financial reporting loss. The effective tax rate for the three months ended March 31, 2025 differs from the federal statutory income tax rate of 21.0% primarily due to foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance. The effective tax rate for the three months ended March 31, 2024 differs from the federal statutory income tax rate of 21.0% primarily due to the expiration of non-qualified stock options and the vesting of equity-based awards, where the book expense exceeded the tax deduction upon vesting, and foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance.
The Company has identified the following jurisdictions as “major” tax jurisdictions: U.S. Federal, California, Massachusetts, New Jersey, New York and the United Kingdom.
The Company evaluates its tax positions on a quarterly basis and revises its estimates accordingly. There were no material changes to the Company’s uncertain tax positions, interest, or penalties during the three-month periods ended March 31, 2025 and March 31, 2024.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(unaudited)
NOTE 11 – BUSINESS SEGMENTS
Segment information
The Company operates in two reportable segments: U.S. and International. The U.S. segment is the Company’s domestic business that designs, markets and distributes its products to retailers and distributors, as well as directly to consumers through third parties and its own internet websites primarily in the U.S.. The International segment is the Company’s international business that sells and distributes products to consumers primarily in the U.K., the European Union and the Asia Pacific region.
The Company’s chief operation decision maker (“CODM”) is the Company’s Chief Executive Officer. The Company has segmented its operations to reflect the manner in which the CODM reviews and evaluates the results of its operations. The CODM allocates operating and capital resources and evaluates the performance of the Company’s segments based on segment net sales, segment gross margin, and segment income from operations. Such measures give recognition to specifically identifiable operating costs. Significant segment expenses that are included in segment operating income consist of cost of sales, distribution expenses (which include freight-out expenses and warehouse expenses) and selling, general and administrative expenses.
Certain general and administrative expenses are not allocated to the Company’s segments as these represent corporate level activities and are reflected below as unallocated corporate expenses. These costs primarily include senior executive salaries and benefits, stock compensation, director fees and accounting, legal fees and consulting fees.

	Three Months Ended March 31,
	2025	2024
Segment Performance Measures:	(in thousands)
Net sales:
U.S.	$128,510	$130,480
International	11,575	11,762
Total net sales	$140,085	$142,242
Gross Margin:
U.S.	$46,564	$53,283
International	4,073	4,264
Total gross margin	$50,637	$57,547
Income from operations
U.S.	$1,898	$9,442
International	(2,952)	(3,089)
Unallocated corporate income (expenses)(1)	2,153	(4,523)
Income from operations	$1,099	$1,830
(1) Unallocated corporate income for the three months ended March 31, 2025 included a net legal settlement gain of $6.4 million. Details see NOTE 12 — CONTINGENCIES

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(unaudited)

	Three Months Ended March 31,
	2025	2024
Supplemental information for significant segment expenses:	(in thousands)
Cost of sales:
U.S.	$81,946	$77,197
International	7,502	7,498
Total cost of sales	$89,448	$84,695
Freight-out expenses:
U.S.	$3,279	$3,312
International	545	798
Total freight-out expenses	$3,824	$4,110
Warehouse expenses:
U.S.	$11,512	$9,691
International	2,734	2,380
Total warehouse expenses	$14,246	$12,071
Selling, general and administrative expenses:
U.S.	$29,875	$30,838
International	3,746	4,175
Unallocated corporate (income) expenses(1)	(2,153)	4,523
Total selling, general and administrative expenses	$31,468	$39,536
(1) Unallocated corporate income for the three months ended March 31, 2025 included a net legal settlement gain of $6.4 million. Details see NOTE 12 — CONTINGENCIES

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Depreciation and amortization:
U.S.	$5,379	$4,656
International	319	283
Total depreciation and amortization	$5,698	$4,939
Capital expenditures:
U.S.	$1,567	$516
International	6	84
Total capital expenditures	$1,573	$600

	March 31, 2025	December 31, 2024
	(in thousands)
Assets
U.S.	$500,419	$542,420
International	83,799	88,961
Unallocated corporate	10,375	2,929
Total Assets	$594,593	$634,310

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
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
March 31, 2025
(unaudited)
to Enter the Decree, and the court entered the Decree into order on December 14, 2023, thereby effectuating the Decree. On January 10, 2024, EPA issued a notice to proceed with the OU-1 remedial work. The Company thereafter commenced remedial work on OU-1 in accordance with the Decree.
The Company reserved $5.6 million to cover probable and estimable liabilities with respect to the above remedial design and remedial action for the initial operable unit. However, it is not possible at this time for the Company to estimate its share of its ultimate liability for the Site. In the event of one or more adverse determinations related to this matter, it is possible that the ultimate liability resulting from this matter and the impact on the Company’s results of operations could be material. As of March 31, 2025, the remaining liability is $5.4 million.
Legal Settlement Gain
In 2015, Taylor Precision Products, Inc. (“Taylor” and/or the “Plaintiff”), acquired by the Company on March 2, 2018, commenced a legal action related to a 2013 acquisition, alleging that the seller failed to sufficiently disclose certain adverse information as part of the acquisition. In February 2025, the Company received a net settlement of $6.4 million, which consisted of a $7.0 million settlement less $0.6 million in legal fees related to this case. The Company recognized the gain in selling, general and administrative expenses in the condensed consolidated statement of operations for the quarter ended March 31, 2025.
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(unaudited)
NOTE 13 — OTHER
Cash dividends
Dividends declared in the three months ended March 31, 2025 were as follows:

Dividend per share	Date declared	Date of record	Payment date
$0.0425	3/11/2025	5/1/2025	5/15/2025
During the three months ended March 31, 2025, the Company paid dividends of $1.0 million. This included payments made on February 14, 2025 of $0.9 million to stockholders of record on January 31, 2025 and payments of $0.1 million for dividends payable upon the vesting of restricted shares.
In the three months ended March 31, 2025, the Company reduced retained earnings for the accrual of $1.0 million relating to the dividend payable on May 15, 2025.
Stock repurchase program
On March 14, 2022, the Company announced that its Board of Directors of the Company authorized the repurchase of up to $20.0 million of the Company’s common stock, replacing the Company’s previously-authorized $10.0 million share repurchase program. The repurchase authorization permits the Company to effect repurchases from time to time through open market purchases and privately negotiated transactions. No shares were repurchased during the three months ended March 31, 2025. As of March 31, 2025, the remaining dollar amount available for repurchases under the Board of Directors’ authorized plan was $11.1 million.
Supplemental cash flow information

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,286	$5,105
Cash paid for taxes, net of refunds	211	282

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(unaudited)
Components of accumulated other comprehensive loss, net

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Accumulated translation adjustment:
Balance at beginning of period	$(18,384)	$(32,614)
Translation adjustment during period	417	40
Balance at end of period	$(17,967)	$(32,574)
Accumulated deferred gains on cash flow hedges:
Balance at beginning of period	$247	$(134)
Change in unrealized (losses) gains	(192)	70
Amounts reclassified from accumulated other comprehensive loss:
Settlement of cash flow hedge (1)	63	131
Net change in cash flow hedges, net of taxes of $0, $0	(129)	201
Balance at end of period	$118	$67
Accumulated effect of retirement benefit obligations:
Balance at beginning of period	$(178)	$(751)
Amounts reclassified from accumulated other comprehensive loss: (2)
Amortization of actuarial loss, net of taxes of $(1), $(4)	4	13
Balance at end of period	$(174)	$(738)
Total accumulated other comprehensive loss at end of period	$(18,023)	$(33,245)

(1)Amounts reclassified are recorded in cost of sales on the unaudited condensed consolidated statement of operations.
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
There are a number of risks and uncertainties that could cause the Company’s actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Important factors that could cause the Company’s actual results to differ materially from those expressed as forward-looking statements include, without limitation, those set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Annual Report on Form 10-K”) in Part I, Item 1A under the heading Risk Factors, and in the Company’s subsequent filings with the U.S. Securities and Exchange Commission (the “SEC”). Such risks, uncertainties and other important factors include, among others, risks related to:
•Macroeconomic conditions, including labor disputes, depreciation of the U.S. dollar, volatility in the capital markets, inflationary impacts and disruptions to the global supply chain;
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
ABOUT THE COMPANY
The Company designs, sources and sells branded kitchenware, tableware and other products used in the home. The Company’s product categories include two categories of products used to prepare, serve, and consume foods: Kitchenware (kitchen tools, cutlery, kitchen scales, thermometers, cutting boards, shears, cookware, pantryware, spice racks, and bakeware) and Tableware (dinnerware, stemware, flatware, and giftware); and one category, Home Solutions, which comprises other products used in the home (thermal beverageware, bath scales, weather and outdoor household products, food storage, neoprene travel products and home décor).
The Company markets several product lines within each of its product categories and under most of the Company’s brands, primarily targeting moderate price points through virtually every major level of trade. The Company believes it possesses certain competitive advantages based on its brands, its emphasis on innovation and new product development, and its sourcing capabilities. The Company owns or licenses a number of leading brands in its industry, including Farberware®, KitchenAid® Mikasa®, Taylor®, Pfaltzgraff®, Built NY®, S’well®, Fred® & Friends, KitchenCraft® , Rabbit®, Kamenstein®, and Dolly®. Historically, the Company’s sales growth has come from expanding product offerings within its product categories, by developing existing brands, acquiring new brands (including complementary brands in markets outside the United States), and establishing new product categories. Key factors in the Company’s growth strategy have been the selective use and management of the Company’s brands and the Company’s ability to provide a stream of new products and designs. A significant element of this strategy is the Company’s in-house design and development teams that create new products, packaging and merchandising concepts.
RECENT DEVELOPMENTS
The Company purchases almost all of its product from third-party manufacturers outside the U.S., primarily in China. This concentration in suppliers exposes the Company to risks associated with doing business globally, including risks relating to the tariffs recently implemented and that may be implemented in the future.
As of April 9, 2025, the U.S. has imposed an aggregate 145% tariff on imports from China. Other recent tariff policy updates that went into effect in April 2025 include a 10% universal tariff for all countries and reciprocal tariffs for specific countries, which have been paused for 90 days. As the Company sources almost all of its products from suppliers located outside the United States, primarily in China, any new or increased tariffs, quotas, embargoes, or other trade barriers could impact our supply chain and cost structure. Additionally, retaliatory measures by affected countries, could further disrupt operations or reduce our competitiveness in international markets. The Company continues to monitor these changing tariffs and trade restrictions. The Company is developing a plan to mitigate the impact of the increase price of goods imported by the Company into the U.S. The Company may seek to increase prices to its customers, negotiate product costs with its suppliers and further diversify its imports to countries that are expected to be subject to lower tariffs. To the extent the tariffs remain in place and the Company cannot mitigate the impact of the increase on the price of goods imported by the Company into the U.S., it may result in lower gross margin that the Company realizes from the sale of its products which could materially adversely affect the Company’s results of operations and financial condition and result in an impairment of our long-lived assets, including goodwill within the U.S. segment reporting unit.
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
The Hagerstown Facility will require capital expenditures for equipment and certain leasehold improvements of approximately $10.0 million. One-time relocation costs are estimated to be up to $7.0 million, which includes recruitment, relocation of inventory, set up costs and lease expenses prior to the Hagerstown Facility being fully operational. These one-time costs are expected to be incurred in 2026. The Company expects that the Hagerstown Facility will be operational by the second quarter of 2026. Additionally, in connection with the relocation to the Hagerstown Facility, the Company will receive tax abatement and incentives over the term of the Lease from the State of Maryland and Washington County, Maryland totaling approximately

$13.1 million. These incentives include real property tax abatement, employee state withholding tax credit, conditional grants and income tax credits.
In January 2025, the Company launched Project Concord, management's comprehensive plan to propel growth and streamline the cost structure of the International segment. The Company expects this plan to improve future results in its International segment through sales growth and the identification costs efficiencies.
BUSINESS SEGMENTS
The Company operates in two reportable segments: U.S. and International. The U.S. segment is the Company’s domestic business that designs, markets and distributes its products to retailers and distributors, as well as directly to consumers through third parties and its own internet websites primarily in the U.S.. The International segment is the Company’s international business that sells and distributes products to consumers primarily in the U.K., the European Union and the Asia Pacific region.
Additional information regarding the Company’s reportable segments is included in NOTE 11 – BUSINESS SEGMENTS of the Notes to the condensed consolidated financial statements included in Item 1.
SEASONALITY
The Company’s business and working capital needs are seasonal, with a majority of sales occurring in the third and fourth quarters. In 2024 and 2023, net sales for the third and fourth quarters accounted for 58% and 57% of total annual net sales, respectively. In anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period. The increase in inventory levels at March 31, 2025 compared to December 31, 2024 was due to preemptive measures taken in anticipation of, and designed to mitigate, the impact of the tariffs that went into effective in April 2025.
Consistent with the seasonality of the Company’s net sales and inventory levels, the Company also experiences seasonality in its inventory turnover and turnover days from one quarter to the next.
CRITICAL ACCOUNTING ESTIMATES
There have been no material changes to the Company’s critical accounting estimates discussed in the 2024 Annual Report on Form 10-K in Item 7 under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.
RESULTS OF OPERATIONS
The following table sets forth statements of operations data of the Company as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Net sales	100.0%	100.0%
Cost of sales	63.9	59.5
Gross margin	36.1	40.5
Distribution expenses	12.9	11.4
Selling, general and administrative expenses	22.4	27.8
Income from operations	0.8	1.3
Interest expense	(3.5)	(3.9)
Mark to market loss on interest rate derivatives	(0.4)	(0.2)
Loss before income taxes and equity in losses	(3.1)	(2.8)
Income tax benefit (provision)	0.1	(0.1)
Equity in losses, net of taxes	—	(1.5)
Net loss	(3.0)%	(4.4)%

MANAGEMENT’S DISCUSSION AND ANALYSIS
THREE MONTHS ENDED MARCH 31, 2025 COMPARED TO THE THREE MONTHS ENDED
MARCH 31, 2024
Net Sales
Consolidated net sales for the three months ended March 31, 2025 were $140.1 million, representing a decrease of $2.1 million, or 1.5%, as compared to net sales of $142.2 million for the corresponding period in 2024. In constant currency, a non-GAAP financial measure, which excludes the impact of foreign exchange fluctuations and was determined by applying 2025 average rates to 2024 local currency amounts, consolidated net sales decreased by $2.0 million, or 1.4%, as compared to consolidated net sales in the corresponding period in 2024.
Net sales for the U.S. segment for the three months ended March 31, 2025 were $128.5 million, a decrease of $2.0 million, or 1.5%, as compared to net sales of $130.5 million for the corresponding period in 2024.
Net sales for the U.S. segment’s Kitchenware product category were $79.5 million for the three months ended March 31, 2025, a decrease of $4.0 million, or 4.8%, as compared to $83.5 million for the corresponding period in 2024. The decrease was driven by a reduction in sales for kitchen tools and cutlery and boards, partially offset by higher sales for bakeware.
Net sales for the U.S. segment’s Tableware product category were $27.6 million for the three months ended March 31, 2025, an increase of $1.8 million, or 7.0%, as compared to $25.8 million for the corresponding period in 2024. The increase was attributable to dinnerware sales in the dollar channel, partially offset by a flatware warehouse club program not repeated in Q1 2025.
Net sales for the U.S. segment’s Home Solutions product category were $21.4 million for the three months ended March 31, 2025, an increase of $0.2 million, or 0.9%, as compared to $21.2 million for the corresponding period in 2024. The increase was attributable to higher sales for Home Décor products driven in the dollar channel and a new warehouse program. The increase was partially offset by lower sales of bath measurement products.
Net sales for the International segment were $11.6 million for the three months ended March 31, 2025, a decrease of $0.1 million, or 0.9%, as compared to net sales of $11.7 million for the corresponding period in 2024. In constant currency, a non-GAAP financial measure, which excludes the impact of foreign exchange fluctuations, net sales decreased by 0.2%, as compared to consolidated net sales in the corresponding period in 2024. The decrease was driven by lower sales in the U.K. and continental Europe.
Gross margin
Gross margin for the three months ended March 31, 2025 was $50.6 million, or 36.1%, as compared to $57.5 million, or 40.5%, for the corresponding period in 2024.
Gross margin for the U.S. segment was $46.5 million, or 36.2%, for the three months ended March 31, 2025, as compared to $53.3 million, or 40.8%, for the corresponding period in 2024. The decrease in the gross margin percentage was driven by customer and product mix.
Gross margin for the International segment was $4.1 million, or 35.3%, for the three months ended March 31, 2025, as compared to $4.2 million, or 35.9%, for the corresponding period in 2024. The gross margin percentage remained consistent period over period.
Distribution expenses
Distribution expenses for the three months ended March 31, 2025 were $18.1 million, as compared to $16.2 million for the corresponding period in 2024. Distribution expenses as a percentage of net sales were 12.9% for the three months ended March 31, 2025, as compared to 11.4% for the three months ended March 31, 2024.
Distribution expenses as a percentage of net sales for the U.S. segment were 11.5% and 10.0% for the three months ended March 31, 2025 and 2024, respectively. As a percentage of sales shipped from the Company’s U.S. warehouses, distribution expenses were 11.9% and 10.5% for the three months ended March 31, 2025 and 2024, respectively. The increase in expenses as a percentage of sales was attributable to an increase in employee expenses as a result of less labor management efficiencies due to higher inventory levels, higher software expenses due to the launch of a new warehouse management system at the

Company's west coast distribution center in September 2024. These increases were partially offset by lower freight-out expenses.
Distribution expenses as a percentage of net sales for the International segment were 28.3% for the three months ended March 31, 2025, compared to 27.2% for the corresponding period in 2024. As a percentage of sales shipped from the Company’s international warehouses distribution expenses were 25.0% and 23.6% for the three months ended March 31, 2025 and 2024, respectively. The increase in expenses as a percentage of net sales was primarily attributed to an increase in warehouse rent expense, partially offset by lower freight out-expenses.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended March 31, 2025 were $31.5 million, a decrease of $8.0 million, or 20.3%, as compared to $39.5 million for the corresponding period in 2024.
Selling, general and administrative expenses for the U.S. segment were $30.0 million for the three months ended March 31, 2025, as compared to $30.8 million for the corresponding period in 2024. As a percentage of net sales, selling, general and administrative expenses were 23.3% and 23.6% for the three months ended March 31, 2025 and 2024, respectively. The decrease in expenses was attributable to lower employee expenses, including incentive compensation, and legal expenses. This was partially offset by an increase in the provision for doubtful accounts in the current period and an increase in amortization expense related to an indefinite-lived trade name, which was reclassified to a finite-lived trade name in the fourth quarter 2024.
Selling, general and administrative expenses for the International segment were $3.7 million for the three months ended March 31, 2025, as compared to $4.2 million for the corresponding period in 2024. As a percentage of net sales, selling, general and administrative expenses were 31.9% and 35.9% for the three months ended March 31, 2025 and 2024, respectively. The decrease in expenses was attributable to lower commission expenses, and foreign currency exchange gains.
Unallocated corporate income for the three months ended March 31, 2025 was $2.2 million, as compared to expenses of $4.5 million for the corresponding period in 2024. The current period income was driven by the recognition of a net legal settlement gain of $6.4 million. The remaining decrease compared to the prior period was due to lower incentive compensation and legal expenses, partially offset by an increase in stock compensation expense.
Interest expense
Interest expense was $4.9 million and $5.6 million for the three months ended March 31, 2025 and 2024, respectively. The decrease in expense was a result of lower average outstanding borrowings in the current period, and lower interest rates on outstanding borrowings.
Mark to market loss on interest rate derivatives
Mark to market loss on interest rate derivatives was $0.5 million for the three months ended March 31, 2025, as compared to a mark to market loss on interest rate derivatives of $0.2 million for the three months ended March 31, 2024. The loss recognized for the three months ended March 31, 2025 and 2024, respectively, was attributable to the change in the fair value due to the change in the projected interest rate environment. The mark to market amount represents the change in fair value on the Company’s interest rate derivatives that have not been designated as hedging instruments. These derivatives were entered into for purposes of locking-in a fixed interest rate on a portion of the Company’s variable interest rate debt. As of March 31, 2025, the intent of the Company is to hold these derivative contracts until their maturity.
Income taxes
Income tax benefit of $0.1 million and provision of $0.2 million for the three months ended March 31, 2025 and 2024, respectively, represent taxes on both U.S. and foreign earnings at a combined effective income tax benefit rate of 3.3% and provision rate of (5.3)%, respectively. The negative rate for the three months ended March 31, 2024 reflects tax expense on a pretax financial reporting loss. The effective tax rate for the three months ended March 31, 2025 differs from the federal statutory income tax rate of 21.0% primarily due to foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance. The effective tax rate for the three months ended March 31, 2024 differs from the federal statutory income tax rate of 21.0% primarily due to the expiration of non-qualified stock options and the vesting of equity-based awards, where the book expense exceeded the tax deduction upon vesting, and foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance.

Equity in losses, net of taxes
Equity in losses of Vasconia, net of taxes, was $2.1 million for the three months ended March 31, 2024.
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
At March 31, 2025, the Company had cash and cash equivalents of $10.4 million, compared to $2.9 million at December 31, 2024. Working capital was $216.4 million at March 31, 2025, compared to $221.8 million at December 31, 2024. Liquidity as of March 31, 2025 was $89.6 million, consisting of $10.4 million of cash and cash equivalents, $63.2 million of availability under the ABL Agreement, limited by the Term Loan financial covenant, and $16.0 million of available funding under the Receivables Purchase Agreement.
Inventory, a large component of the Company’s working capital, is expected to fluctuate from period to period, with inventory levels higher primarily in the June through October time period. The Company also expects inventory turnover to fluctuate from period to period based on product and customer mix. Certain product categories have lower inventory turnover rates as a result of minimum order quantities from the Company’s vendors or customer replenishment needs. Certain other product categories experience higher inventory turns due to lower minimum order quantities or trending sale demands. For the three months ended March 31, 2025, inventory turnover was 1.8 times, or 208 days, as compared to 1.8 times, or 203 days, for the three months ended March 31, 2024. Inventory turns have remained relatively consistent.
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
As of March 31, 2025 and December 31, 2024, the total availability under the ABL Agreement were as follows (in thousands):

	March 31, 2025	December 31, 2024
Maximum aggregate principal allowed	$150,571	$176,329
Outstanding borrowings under the ABL Agreement	(39,328)	(42,693)
Standby letters of credit	(11,564)	(8,828)
Total availability under the ABL Agreement	$99,679	$124,808
Availability under the ABL Agreement is limited to the lesser of the $200.0 million commitment thereunder and the borrowing base and therefore depends on the valuation of certain current assets comprising the borrowing base. The borrowing capacity under the ABL Agreement will depend, in part, on eligible levels of accounts receivable and inventory that fluctuate regularly. Due to the seasonality of the Company’s business, the Company may have greater borrowing availability during the third and fourth quarters of each year. Consequently, the $200.0 million commitment thereunder may not represent actual borrowing capacity. The Company’s borrowing capacity may be further limited by the Term Loan financial covenant of 5.00 to 1.00 maximum Total Net Leverage Ratio. As of March 31, 2025, the availability under the ABL Agreement, limited by the Term Loan financial covenant, was $63.2 million.
The current and non-current portions of the Company’s Term Loan included in the condensed consolidated balance sheets were as follows (in thousands):

	March 31, 2025	December 31, 2024
Current portion of Term Loan:
Term Loan payment	$7,500	$7,500
Estimated unamortized debt issuance costs	(2,574)	(2,609)
Total Current portion of Term Loan	$4,926	$4,891

Non-current portion of Term Loan:
Term Loan, net of current portion	$133,125	$135,000
Estimated unamortized debt issuance costs	(3,418)	(4,051)
Total Non-current portion of Term Loan	$129,707	$130,949
The 2024 excess cash flow payment of $1.2 million was paid on April 4, 2025 and reduces the scheduled quarterly payment due on June 30, 2025. As of March 31, 2025, the Company estimates no excess cash flow payment will be due for 2025.
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
Borrowings under the revolving credit facility bear interest, at the Company’s option, at one of the following rates: (i) an alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.5% or one-month Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus 1.0% as of a specified date in advance of the determination, but in each case not less than 1.0%, plus a margin of 0.25% to 0.50%, or (ii) Adjusted Term SOFR, which is the Term SOFR Rate for the selected 1, 3 or 6 month interest period plus 0.10% (or Euro Interbank Offered Rate “EURIBOR” for borrowings denominated in Euro; or Sterling Overnight Index Average “SONIA” for borrowings denominated in Pounds Sterling), but in each case not less than zero, plus a margin of 1.25% to 1.50%. The respective margins are based upon average quarterly availability, as defined in and computed pursuant to the ABL Agreement. In addition, the Company pays a commitment fee of 0.20% to 0.25% per annum based on the average daily unused portion of the aggregate commitment under the ABL Agreement. The interest rate on outstanding borrowings under the ABL Agreement at March 31, 2025 was between 3.79% and 5.86%. The Company paid a commitment fee of 0.25% on the unused portion of the ABL Agreement during the three months ended March 31, 2025.
The Term Loan bears interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of (x) the prime rate, (y) a federal funds and overnight bank funding based rate plus 0.5% or (z) one-month Adjusted Term SOFR, but not less than 1.0%, plus 1.0%, plus a margin of 4.5% or (ii) Adjusted Term SOFR (Term SOFR plus the Term SOFR Adjustment) for the applicable interest period, but not less than 1.0%, plus a margin of 5.5%. The interest rate on outstanding borrowings under the Term Loan at March 31, 2025 was 9.94%.
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
The Company was in compliance with the covenants of the Debt Agreements at March 31, 2025.
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
The Company’s adjusted EBITDA for the trailing twelve months ended March 31, 2025 was $51.0 million.
Capital expenditures for the three months ended March 31, 2025 were $1.6 million.
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
The following is a reconciliation of the net (loss) income, as reported, to Adjusted EBITDA, for each of the last four quarters and the 12 months ended March 31, 2025:

	Quarter Ended				Twelve Months Ended March 31, 2025
	June 30, 2024	September 30, 2024	December 31, 2024	March 31, 2025
	(in thousands)
Net (loss) income as reported	$(18,167)	$344	$8,918	$(4,201)	$(13,106)
Loss on equity securities	14,152	—	—	—	14,152
Income tax (benefit) provision	(57)	1,507	1,671	(142)	2,979
Interest expense	5,157	5,834	5,603	4,915	21,509
Depreciation and amortization	4,894	6,408	6,073	5,698	23,073
Mark to market loss (gain) on interest rate derivatives	82	928	(718)	527	819
Stock compensation expense	1,037	1,042	1,034	1,062	4,175
Legal settlement gain, net(1)	—	—	—	(4,578)	(4,578)
Acquisition related expenses	641	210	143	—	994
Warehouse redesign expenses(2)	35	662	249	—	946
Adjusted EBITDA(3)	$7,774	$16,935	$22,973	$3,281	$50,963
(1)For the twelve months ended March 31, 2025, legal settlement gain, net included a net settlement of $6.4 million discussed in NOTE 12 — CONTINGENCIES, and adjusted for legal fees incurred from March 2, 2018 through March 31, 2025 of $1.8 million.
(2) For the twelve months ended March 31, 2025, the warehouse redesign expenses were related to the U.S. segment.
(3) Adjusted EBITDA is a non-GAAP financial measure that is defined in the Company’s debt agreements. Adjusted EBITDA is defined as net (loss) income, adjusted to exclude loss on equity securities, income tax (benefit) provision, interest expense, depreciation and amortization, mark to market loss (gain) on interest rate derivatives, stock compensation expense, legal settlement gain, net and other items detailed in the table above that are consistent with exclusions permitted by our debt agreements.
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
The Company did not sell receivables to HSBC during the three months ended March 31, 2025 and March 31, 2024. At March 31, 2025, $16.0 million of accounts receivables were available for sale to HSBC, net of applicable charges.
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
Interest Rate Swaps
To manage its exposures to interest rate movements, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
In March 2024 and October 2024, the Company entered into interest rate swap agreements, each with an aggregate notional value of $25.0 million and expire in August 2027. These non-designated interest rate swaps serve as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. The Company’s total outstanding notional value of interest rate swaps was $50.0 million at March 31, 2025.
Foreign Exchange Contracts
To reduce the impact of changes in foreign currency exchange rates on its results, from time to time the Company is a party to certain foreign exchange contracts, primarily to offset the earnings impact related to fluctuations in foreign currency exchange rates associated with inventory purchases. The Company designates these contracts for accounting purposes as cash flow hedges. The Company purchases foreign currency forward contracts with terms less than 18 months. The aggregate gross notional value of foreign exchange contracts at March 31, 2025 was $9.3 million.
Operating activities
Net cash provided by operating activities was $16.7 million for the three months ended March 31, 2025, as compared to net cash provided by operating activities of $10.5 million for the three months ended March 31, 2024. The increase from 2025 compared to 2024 was attributable to a net legal settlement gain received in the current period, timing of collections related to the Company's accounts receivables and timing of payments for accounts payable and accrued expenses, partially offset by increased use of cash related to inventory purchases.
Investing activities
Net cash used in investing activities was $1.6 million and $0.6 million for the three months ended March 31, 2025 and 2024, respectively. The increase in investment activities was driven by purchases of equipment for the Hagerstown Facility.
Financing activities
Net cash used in financing activities was $7.8 million for the three months ended March 31, 2025, as compared to net cash used in financing activities of $21.4 million for the three months ended March 31, 2024. The change was attributable to lower net repayments of revolving credit facility in the 2025 period, partially offset by the principal repayment of term loan due to timing.
Stock repurchase program
On March 14, 2022, the Company announced that its Board of Directors of the Company authorized the repurchase of up to $20.0 million of the Company’s common stock, replacing the Company’s previously-authorized $10.0 million share repurchase program. The repurchase authorization permits the Company to effect repurchases from time to time through open market purchases and privately negotiated transactions. No shares were repurchased during the three months ended March 31, 2025. As of March 31, 2025, the remaining dollar amount available for repurchases under the Board of Directors’ authorized plan was $11.1 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the 2024 Annual Report on Form 10-K.
Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2025, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, readers should carefully consider the factors discussed in Part I, Item 1A—Risk Factors in the 2024 Annual Report on Form 10-K, and in the Company’s other filings with the SEC, which could materially affect the Company’s business, financial condition, cash flows or future results. Except as noted below, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A—Risk Factors in the 2024 Annual Report on Form 10-K.
We face risks related to the uncertainty regarding the future of international trade agreements and the United States’ position on international trade. Significant political, trade, regulatory developments, and other circumstances beyond our control, are expected to have a material impact on our business, financial condition, and results of operations if we are unable to successfully implement various mitigating actions.
The Company sources almost all of its products from suppliers located outside the United States, primarily in China. Additionally, the Company has a presence in international markets through subsidiaries and affiliate companies that are based outside of the United States, including in China. As a result of the tariffs announced on April 2, 2025 by the Trump Administration, we are anticipating increased supply chain challenges, cost volatility, and consumer and economic uncertainty due to rapid changes in global trade policies. We continue to analyze the impact of these tariffs on our business and actions we can take to minimize their impact. We expect these new tariffs to have a material impact on our business and results of operations in fiscal year 2025 and in the longer term if we are unable to successfully implement various mitigating actions noted below.
Uncertainty regarding policies of the Trump Administration with respect to the future of trade partnerships and relations, including as a result of the tariffs announced on April 2, 2025 and additional tariffs that may be announced or implemented in the future, are expected to impact our market share, revenue and gross margins and reduce our competitiveness in countries that will be affected by those policies. In addition, these developments may also negatively impact the carrying value of our reporting units.

As a result of the tariffs announced on April 2, 2025 or additional tariffs or other restrictions, quotas, embargoes, or safeguards that are placed on goods imported into the United States, or any related counter-measures that are taken by other countries, we expect to take actions which may include, but not be limited to, pricing of our products, product configurations, and inventory management. The actions that we take may not fully offset the impact of tariffs and, as a result, our market share, revenue, gross margins, and results of operations may be materially harmed.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs subsequent to end of period (2)
March 1 - March 31, 2025	80,247	$5.18	—	$11,140,752
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
(2)On March 14, 2022, the Company announced that its Board of Directors’ authorized the repurchase of up to $20.0 million of the Company’s common stock, replacing the Company’s previously-authorized $10 million share repurchase program. The repurchase authorization permits the Company to effect the repurchases from time to time through open market purchases and privately negotiated transactions. No repurchases under the program occurred during the three months ended March 31, 2025.
Item 5. Other Information
Rule 10b5-1 Trading Plans
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2025.

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
Certification by Robert B. Kay, Chief Executive Officer and Director, and Laurence Winoker, Executive Vice President, Treasurer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

10.1+
Lease Agreement, dated January 23, 2025, by and between the Company and CRP/TCC Rhoton Owner LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 29, 2025)

10.2
Amendment Agreement No.6, dated as of March 13, 2025 to the Shares Subscription Agreement by and among the Company, Grupo Vasconia, S.A.B. and Mr. José Ramón Elizondo Anaya and Mr. Miguel Ángel Huerta Pando (incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024)

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

Lifetime Brands, Inc.

/s/ Robert B. Kay	May 8, 2025
Robert B. Kay
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Laurence Winoker	May 8, 2025
Laurence Winoker
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)