Form 10-Q
period 2025-06-30
LIFETIME BRANDS, INC
filed 2025-08-07
CIK 874396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding as of July 31, 2025 was 22,657,435.

LIFETIME BRANDS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2025

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2025	December 31, 2024
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,045	$2,929
Accounts receivable, less allowances of $15,005 at June 30, 2025 and $14,093 at December 31, 2024	89,554	156,743
Inventory	218,208	202,408
Prepaid expenses and other current assets	12,138	11,488
Income taxes receivable	5,036	—
TOTAL CURRENT ASSETS	336,981	373,568
PROPERTY AND EQUIPMENT, net	15,952	15,049
OPERATING LEASE RIGHT-OF-USE ASSETS	55,363	59,571
INTANGIBLE ASSETS, net	141,657	183,527
OTHER ASSETS	1,924	2,595
TOTAL ASSETS	$551,877	$634,310
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturity of term loan	$4,952	$4,891
Accounts payable	52,528	60,029
Accrued expenses	53,419	70,848
Income taxes payable	—	830
Current portion of operating lease liabilities	16,027	15,145
TOTAL CURRENT LIABILITIES	126,926	151,743
OTHER LONG-TERM LIABILITIES	15,947	15,955
INCOME TAXES PAYABLE, LONG-TERM	706	706
OPERATING LEASE LIABILITIES	50,604	56,740
DEFERRED INCOME TAXES	5,787	5,601
REVOLVING CREDIT FACILITY	37,683	42,693
TERM LOAN	128,456	130,949
STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value, shares authorized: 100 shares of Series A and 2,000,000 shares of Series B; none issued and outstanding	—	—
Common stock, $0.01 par value, shares authorized: 50,000,000 at June 30, 2025 and December 31, 2024; shares issued and outstanding: 22,657,435 at June 30, 2025 and 22,155,735 at December 31, 2024	227	222
Paid-in capital	282,252	280,566
Accumulated deficit	(78,426)	(32,550)
Accumulated other comprehensive loss	(18,285)	(18,315)
TOTAL STOCKHOLDERS’ EQUITY	185,768	229,923
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$551,877	$634,310
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	$131,862	$141,666	$271,947	$283,908
Cost of sales	81,023	87,116	170,471	171,811
Gross margin	50,839	54,550	101,476	112,097
Distribution expenses	17,314	15,052	35,384	31,233
Selling, general and administrative expenses	37,495	38,331	68,963	77,867
Goodwill impairment	33,237	—	33,237	—
(Loss) income from operations	(37,207)	1,167	(36,108)	2,997
Interest expense	(5,054)	(5,157)	(9,969)	(10,771)
Mark to market loss on interest rate derivatives	(220)	(82)	(747)	(256)
Loss on equity securities	—	(14,152)	—	(14,152)
Loss before income taxes and equity in losses	(42,481)	(18,224)	(46,824)	(22,182)
Income tax benefit (provision)	2,782	57	2,924	(153)
Equity in losses, net of taxes	—	—	—	(2,092)
NET LOSS	$(39,699)	$(18,167)	$(43,900)	$(24,427)
BASIC LOSS PER COMMON SHARE	$(1.83)	$(0.85)	$(2.03)	$(1.14)
DILUTED LOSS PER COMMON SHARE	$(1.83)	$(0.85)	$(2.03)	$(1.14)
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(39,699)	$(18,167)	$(43,900)	$(24,427)
Other comprehensive (loss) income, net of taxes:
Net change in translation adjustment	195	14,205	612	14,245
Net change in cash flow hedges	(461)	22	(590)	223
Effect of retirement benefit obligations	4	12	8	25
Other comprehensive (loss) income, net of taxes	(262)	14,239	30	14,493
Comprehensive loss	$(39,961)	$(3,928)	$(43,870)	$(9,934)
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common stock		Paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2024	22,156	$222	$280,566	$(32,550)	$(18,315)	$229,923
Net loss	—	—	—	(4,201)	—	(4,201)
Other comprehensive income, net of taxes	—	—	—	—	292	292
Net issuance of restricted shares granted to employees	338	3	(3)	—	—	—
Stock compensation expense	—	—	1,063	—	—	1,063
Shares effectively repurchased for required employee withholding taxes	(80)	(1)	(415)	—	—	(416)
Dividends (1)	—	—	—	(985)	—	(985)
BALANCE AT MARCH 31, 2025	22,414	$224	$281,211	$(37,736)	$(18,023)	$225,676
Net loss	—	—	—	(39,699)	—	(39,699)
Other comprehensive loss, net of taxes	—	—	—	—	(262)	(262)
Net issuance of restricted shares granted to employees and directors	243	3	(3)	—	—	—
Stock compensation expense	—	—	1,044	—	—	1,044
Dividends (1)	—	—	—	(991)	—	(991)
BALANCE AT JUNE 30, 2025	22,657	$227	$282,252	$(78,426)	$(18,285)	$185,768

	Common stock		Paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2023	21,813	$218	$277,728	$(13,568)	$(33,499)	$230,879
Net loss	—	—	—	(6,260)	—	(6,260)
Other comprehensive income, net of taxes	—	—	—	—	254	254
Performance shares issued to employees	152	2	(2)	—	—	—
Net issuance of restricted shares granted to employees	213	2	(2)	—	—	—
Stock compensation expense	—	—	799	—	—	799
Shares effectively repurchased for required employee withholding taxes	(105)	(1)	(1,027)	—	—	(1,028)
Dividends (1)	—	—	—	(943)	—	(943)
BALANCE AT MARCH 31, 2024	22,073	$221	$277,496	$(20,771)	$(33,245)	$223,701
Net loss	—	—	—	(18,167)	—	(18,167)
Other comprehensive income, net of taxes	—	—	—	—	14,239	14,239
Net issuance of restricted shares granted to employees and directors	92	1	(1)	—	—	—
Stock compensation expense	—	—	1,044	—	—	1,044
Shares effectively repurchased for required employee withholding taxes	(7)	—	(55)	—	—	(55)
Dividends (1)	—	—	—	(957)	—	(957)
BALANCE AT JUNE 30, 2024	22,158	$222	$278,484	$(39,895)	$(19,006)	$219,805
(1) Cash dividends declared per share of common stock were $0.085 and $0.085 in the six months ended June 30, 2025 and 2024, respectively.
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Six Months Ended June 30,
	2025	2024
OPERATING ACTIVITIES
Net loss	$(43,900)	$(24,427)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,135	9,833
Goodwill impairment	33,237	—
Amortization of financing costs	1,390	1,471
Mark to market loss on interest rate derivatives	747	256
Operating leases, net	(1,134)	(965)
Provision (recovery) for doubtful accounts	1,408	(287)
Deferred income taxes	—	144
Stock compensation expense	2,106	1,844
Equity in losses, net of taxes	—	2,092
Loss on equity securities	—	14,152
Changes in operating assets and liabilities
Accounts receivable	67,239	42,712
Inventory	(12,318)	(20,184)
Prepaid expenses, other current assets and other assets	(629)	1,687
Accounts payable, accrued expenses and other liabilities	(27,319)	(3,213)
Income taxes receivable	(5,036)	(3,546)
Income taxes payable	(869)	(639)
NET CASH PROVIDED BY OPERATING ACTIVITIES	26,057	20,930
INVESTING ACTIVITIES
Purchases of property and equipment	(2,746)	(1,098)
NET CASH USED IN INVESTING ACTIVITIES	(2,746)	(1,098)
FINANCING ACTIVITIES
Proceeds from revolving credit facility	145,891	74,207
Repayments of revolving credit facility	(154,134)	(101,804)
Repayments of term loan	(3,750)	(1,875)
Payments for finance lease obligations	(21)	(14)
Payments of tax withholding for stock based compensation	(416)	(1,083)
Cash dividends paid	(1,933)	(1,977)
NET CASH USED IN FINANCING ACTIVITIES	(14,363)	(32,546)
Effect of foreign exchange on cash	168	(79)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,116	(12,793)
Cash and cash equivalents at beginning of period	2,929	16,189
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,045	$3,396
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which consist of normal recurring accruals and non-recurring adjustments, considered necessary for a fair presentation have been included. Certain immaterial amounts from the prior year have been reclassified to conform to the current year presentation.
These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.
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
June 30, 2025
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
Receivable purchase agreement
The Company has an uncommitted Receivables Purchase Agreement with HSBC Bank USA, National Association (“HSBC”) as Purchaser (the “Receivables Purchase Agreement”). The sale of accounts receivable, under the Receivables Purchase Agreement with HSBC, is excluded from the Company’s unaudited condensed consolidated balance sheets at the time of sale and the related sale expense is included in selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations. The Company did not sell receivables to HSBC during the three and six months ended June 30, 2025 and June 30, 2024.
At June 30, 2025, $19.2 million of accounts receivables were available for sale to HSBC, net of applicable charges.
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
The components of inventory were as follows (in thousands):

	June 30, 2025	December 31, 2024
Finished goods	$208,434	$192,480
Work in process	114	62
Raw materials	9,660	9,866
Total	$218,208	$202,408

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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
In the second quarter of 2025, the Company observed a sustained decline in the market valuation of the Company's common stock. Additionally, the Company's near term forecasts for the U.S. reporting unit were revised downward due to changes in retailer and consumer buying patterns, which were impacted by the recent changes in the U.S tariff policies. Based on these factors the Company concluded that impairment indicators for the U.S. reporting unit were present in the second quarter.
The Company performed an interim impairment test of the goodwill in the U.S. reporting unit by comparing its fair value with its carrying value. The analysis was performed by using a discounted cash flow and market multiple method. Accordingly, this fair value measurement is classified as Level 3 since it is based primarily on unobservable inputs. Based upon the analysis performed, the Company's U.S. reporting unit goodwill was fully impaired and a $33.2 million non-cash goodwill impairment charge was recognized in the second quarter of 2025. The goodwill impairment charge was the result of the decline in the Company's near term forecasts that were revised downward due to the changes in retailer and consumer buying patterns and an increase to the company-specific risk premium, which is an input to the cost of capital assumption, to address the potential risks in the long-term forecast which remain uncertain at this time. As of June 30, 2025, the carrying value of the Company's total goodwill has been reduced to zero.
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
June 30, 2025
(unaudited)
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
Long-lived assets, including intangible assets deemed to have finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit or material adverse changes in the business climate that indicate that the carrying amount of an asset may be impaired. When impairment indicators are present, the recoverability of the asset is measured by comparing the carrying value of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset is not recoverable, the impairment to be recognized is measured by the amount by which the carrying amount of each long-lived asset exceeds the fair value of the asset. The Company performed a recoverability test for long-lived assets, including intangible assets with finite lives, within the U.S. asset group as of June 30, 2025, and concluded that no impairment existed as total estimated future undiscounted cash flows expected to be generated by the asset group exceeded the asset group's carrying amount.
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(unaudited)
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
NOTE 2 —REVENUE
The Company sells products wholesale, to retailers and distributors, and retail, directly to consumers. Wholesale sales and retail sales are recognized at the point in time the customer obtains control of the products in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products. To indicate the transfer of control, the Company must have a present right to payment, legal title must have passed to the customer, the customer must have the significant risks and rewards of ownership, and where acceptance is not a formality, the customer must have accepted the product or service. The Company’s principal terms of sale are Free On Board (“FOB”) Shipping Point, or equivalent, and, as such, the Company primarily transfers control and records revenue for product sales upon shipment. Sales arrangements with delivery terms that are not FOB Shipping Point are not recognized upon shipment and the transfer of control for revenue recognition is evaluated based on the associated shipping terms and customer obligations. Shipping and handling fees that are billed to customers in sales transactions are included in net sales and amounted to $0.8 million and $1.4 million, respectively, for the three and six months ended June 30, 2025 and $0.6 million and $1.2 million, respectively, for the three and six months ended June 30, 2024. Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(unaudited)
The following tables present the Company’s net sales disaggregated by segment, product category and geographic region for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
U.S. segment
Kitchenware	$82,549	$80,787	$162,070	$164,317
Tableware	21,323	26,341	48,900	52,100
Home Solutions	15,443	23,375	36,855	44,566
Total U.S. segment	119,315	130,503	247,825	260,983

International segment	12,547	11,163	24,122	22,925
Total net sales	$131,862	$141,666	$271,947	$283,908

United States	$115,046	$123,695	$239,251	$249,829
United Kingdom	7,233	7,150	14,187	14,616
Rest of World	9,583	10,821	18,509	19,463
Total net sales	$131,862	$141,666	$271,947	$283,908

NOTE 3 — LEASES
The Company has operating leases for corporate offices, distribution facilities, a manufacturing plant, and certain vehicles.
The components of lease expense for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease expenses(1):
Fixed lease expense	$4,318	$4,265	$8,576	$8,528
Variable lease expense	1,812	1,650	3,565	3,018
Total	$6,130	$5,915	$12,141	$11,546
(1) Expenses are recorded within distribution expenses and selling, general and administrative expenses on the unaudited condensed consolidated statement of operations.
Supplemental cash flow information for lease related liabilities and assets for the six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$9,710	$9,493

	Six Months Ended June 30,
	2025	2024
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$754	$423

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(unaudited)
The aggregate future lease payments for operating leases as of June 30, 2025 were as follows (in thousands):

Operating
2025 (excluding the six months ended June 30, 2025)	$9,847
2026	19,361
2027	15,125
2028	13,115
2029	6,879
2030	5,058
Thereafter	9,385
Total lease payments	78,770
Less: Interest	(12,139)
Present value of lease payments	$66,631
Average lease terms and discount rates were as follows:

June 30, 2025
Operating leases:
Weighted-average remaining lease term (years)	5.0
Weighted-average discount rate	6.6%
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
NOTE 4 —INVESTMENT
As of June 30, 2025, the Company has a 24.7% interest in Grupo Vasconia S.A.B. (“Vasconia”), an integrated manufacturer of aluminum products and a housewares company in Mexico. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange. The Quotation Key is VASCONI. During the second quarter of 2024, Vasconia’s shareholders approved a resolution to a reorganization process in terms of the Law of Commercial Bankruptcy in Mexico and subsequently a bankruptcy suit was filed against Vasconia by one of its largest suppliers. The Company concluded that the recent events constituted a loss of significant influence and resulted in the discontinuation of the equity method of accounting. The Company accounts for its Vasconia investment at fair value in accordance with Accounting Standards Codification (“ASC”) Topic 321: Investments — Equity Securities, with any changes in fair value recorded within income (loss) on equity securities on the consolidated statements of operations. The fair value of the Vasconia investment was not material as of June 30, 2025.
Given Vasconia's limited trading activity, recent operating results of Vasconia and impact of the bankruptcy related activity, the fair value of the Vasconia investment was measured using the income approach based on Level 3 unobservable inputs.
Prior to accounting for the investment in Vasconia at fair value, equity in losses, net of taxes recognized for the six months ended June 30, 2024 was $2.1 million.
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(unaudited)
NOTE 5 — INTANGIBLE ASSETS
Intangible assets consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025				December 31, 2024
	Gross	Impairment	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill(1)	$33,237	$(33,237)	$—	$—	$33,237	$—	$33,237
Finite-lived intangible assets:
Licenses	15,847	—	(12,794)	3,053	15,847	(12,566)	3,281
Trade names	104,661	—	(32,070)	72,591	104,459	(28,619)	75,840
Customer relationships	143,159	—	(78,426)	64,733	143,157	(73,505)	69,652
Other	5,902	—	(4,622)	1,280	5,868	(4,351)	1,517
Total	$302,806	$(33,237)	$(127,912)	$141,657	$302,568	$(119,041)	$183,527
(1) The net value at June 30, 2025 reflects a reduction of $113.0 million impairment charges within U.S. segment and $11.9 million impairment charges within International segment. The gross and net value at December 31, 2024 reflect a reduction of $79.8 million impairment charges within U.S. segment and $11.9 million impairment charges within International segment.
Goodwill impairment test
In the second quarter of 2025, the Company observed a sustained decline in the market valuation of the Company's common stock. Additionally, the Company's near term forecasts for the U.S. reporting unit were revised downward due to changes in retailer and consumer buying patterns, which were impacted by the recent changes in the U.S tariff policies. Based on these factors the Company concluded that impairment indicators for the U.S. reporting unit were present in the second quarter.
The Company performed an interim impairment test of the goodwill in the U.S. reporting unit by comparing its fair value with its carrying value. The analysis was performed by using a discounted cash flow and market multiple method. Accordingly, this fair value measurement is classified as Level 3 since it is based primarily on unobservable inputs. Based upon the analysis performed, the Company's U.S. reporting unit goodwill was fully impaired and a $33.2 million non-cash goodwill impairment charge was recognized in the second quarter of 2025. The goodwill impairment charge was the result of the decline in the Company's near term forecasts that were revised downward due to the changes in retailer and consumer buying patterns and an increase to the company-specific risk premium, which is an input to the cost of capital assumption, to address the potential risks in the long-term forecast which remain uncertain at this time. As of June 30, 2025, the carrying value of the Company's total goodwill has been reduced to zero.
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(unaudited)
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
As of June 30, 2025 and December 31, 2024, the total availability under the ABL Agreement were as follows (in thousands):

	June 30, 2025	December 31, 2024
Maximum aggregate principal allowed	$160,114	$176,329
Outstanding borrowings under the ABL Agreement	(37,683)	(42,693)
Standby letters of credit	(11,564)	(8,828)
Total availability under the ABL Agreement	$110,867	$124,808

Availability under the ABL Agreement is limited to the lesser of the $200.0 million commitment thereunder and the borrowing base and therefore depends on the valuation of certain current assets comprising the borrowing base. The borrowing capacity under the ABL Agreement will depend, in part, on eligible levels of accounts receivable and inventory that fluctuate regularly. Due to the seasonality of the Company’s business, the Company may have greater borrowing availability during the third and fourth quarters of each year. Consequently, the $200.0 million commitment thereunder may not represent actual borrowing capacity. The Company’s borrowing capacity may be further limited by the Term Loan financial covenant of 5.00 to 1.00 maximum Total Net Leverage Ratio. As of June 30, 2025, the availability under the ABL Agreement, limited by the Term Loan financial covenant, was $65.7 million.
The current and non-current portions of the Company’s Term Loan included in the condensed consolidated balance sheets were as follows (in thousands):

	June 30, 2025	December 31, 2024
Current portion of Term Loan:
Term Loan payment	$7,500	$7,500
Estimated unamortized debt issuance costs	(2,548)	(2,609)
Total Current portion of Term Loan	$4,952	$4,891

Non-current portion of Term Loan:
Term Loan, net of current portion	$131,250	$135,000
Estimated unamortized debt issuance costs	(2,794)	(4,051)
Total Non-current portion of Term Loan	$128,456	$130,949
The 2024 excess cash flow payment of $1.2 million was paid on April 4, 2025 and reduced the scheduled quarterly payment due on June 30, 2025. As of June 30, 2025, the Company estimates no excess cash flow payment will be due for 2025.
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(unaudited)
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
Borrowings under the revolving credit facility bear interest, at the Company’s option, at one of the following rates: (i) an alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.5% or one-month Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus 1.0% as of a specified date in advance of the determination, but in each case not less than 1.0%, plus a margin of 0.25% to 0.50%, or (ii) Adjusted Term SOFR, which is the Term SOFR Rate for the selected 1, 3 or 6 month interest period plus 0.10% (or Euro Interbank Offered Rate “EURIBOR” for borrowings denominated in Euro; or Sterling Overnight Index Average “SONIA” for borrowings denominated in Pounds Sterling), but in each case not less than zero, plus a margin of 1.25% to 1.50%. The respective margins are based upon average quarterly availability, as defined in and computed pursuant to the ABL Agreement. In addition, the Company pays a commitment fee of 0.20% to 0.25% per annum based on the average daily unused portion of the aggregate commitment under the ABL Agreement. The interest rate on outstanding borrowings under the ABL Agreement at June 30, 2025 was between 3.30% and 5.79%. The Company paid a commitment fee of 0.25% on the unused portion of the ABL Agreement during the six months ended June 30, 2025.
The Term Loan bears interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of (x) the prime rate, (y) a federal funds and overnight bank funding based rate plus 0.5% or (z) one-month Adjusted Term SOFR, but not less than 1.0%, plus 1.0%, plus a margin of 4.5% or (ii) Adjusted Term SOFR (Term SOFR plus the Term SOFR Adjustment) for the applicable interest period, but not less than 1.0%, plus a margin of 5.5%. The interest rate on outstanding borrowings under the Term Loan at June 30, 2025 was 9.93%.
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
The Company was in compliance with the covenants of the Debt Agreements at June 30, 2025.
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
June 30, 2025
(unaudited)
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
In March 2024 and October 2024, the Company entered into interest rate swap agreements, each with an aggregate notional value of $25.0 million and expire in August 2027. These non-designated interest rate swaps serve as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. The Company’s total outstanding notional value of interest rate swaps was $50.0 million at June 30, 2025.
Foreign Exchange Contracts
To reduce the impact of changes in foreign currency exchange rates on its results, from time to time the Company is a party to certain foreign exchange contracts, primarily to offset the earnings impact related to fluctuations in foreign currency exchange rates associated with inventory purchases. The Company designates these contracts for accounting purposes as cash flow hedges. The Company purchases foreign currency forward contracts with terms less than 18 months. The aggregate gross notional value of foreign exchange contracts at June 30, 2025 was $6.1 million.
The fair values of the Company’s derivative financial instruments included in the condensed consolidated balance sheets are presented as follows (in thousands):

Derivatives designated as hedging instruments	Balance Sheet Location	June 30, 2025	December 31, 2024
Foreign exchange contracts	Prepaid expenses and other current assets	$—	$256
	Accrued expenses	385	—

Derivatives not designated as hedging instruments	Balance Sheet Location	June 30, 2025	December 31, 2024
Interest rate swaps	Prepaid expenses and other current assets	$—	$102
	Other assets	10	379
	Other long-term liabilities	430	154
The fair values of the interest rate swaps have been obtained from the counterparties to the agreements and were based on Level 2 observable inputs using proprietary models and estimates about relevant future market conditions. The fair values of the foreign exchange contracts were based on Level 2 observable inputs using quoted market prices for similar assets in an active market.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(unaudited)
The amounts of gains and losses, realized and unrealized, related to the Company’s derivative financial instruments designated as hedging instruments are recognized in other comprehensive (loss) income, net of taxes, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives designated as hedging instruments	2025	2024	2025	2024
Foreign exchange contracts	$(461)	$22	$(590)	$223
Realized gains and losses on foreign exchange contracts that are reported in other comprehensive (loss) income are reclassified into cost of sales as the underlying inventory purchased is sold.
During the three and six months ended June 30, 2025, the Company reclassified $0.02 million and $0.1 million, respectively, of cash flow hedges in accumulated other comprehensive losses to earnings, related to foreign exchange contracts recognized in cost of sales. At June 30, 2025, the estimated amount of existing net losses expected to be reclassified into earnings within the next 12 months was $0.4 million.
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
Interest and mark to market losses related to the Company’s derivative financial instruments not designated as hedging instruments that were recognized in earnings are as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments	Location of gain (loss)	2025	2024	2025	2024
Interest rate swaps	Mark to market loss on interest rate derivatives	$(220)	$(82)	$(747)	$(256)
	Interest expense	65	309	233	530
		$(155)	$227	$(514)	$274
NOTE 8 — STOCK COMPENSATION
As of June 30, 2025, there were 908,049 shares available for the grant of awards under the Company’s Amended and Restated 2000 Long Term Incentive Plan (“Plan”), assuming maximum performance of performance-based awards.
Option Awards
A summary of the Company’s stock option activity and related information for the six months ended June 30, 2025 is as follows:

	Options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Options outstanding, January 1, 2025	782,500	$11.41
Grants	44,500	5.13
Options outstanding, June 30, 2025(1)	827,000	11.07	4.5	$—
Options exercisable, June 30, 2025	700,000	$11.73	3.7	$—
Total unrecognized stock option expense remaining (in thousands)	$362
Weighted-average years expected to be recognized over	1.7
(1) Includes a non-plan stock option award of 15,000 stock options granted in 2024.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(unaudited)
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their exercisable in-the-money stock options on June 30, 2025. The intrinsic value is calculated for each in-the-money stock option as the difference between the closing price of the Company’s common stock on June 30, 2025 and the exercise price.
Restricted Stock
A summary of the Company’s restricted stock activity and related information for the six months ended June 30, 2025 is as follows:

	Restricted Shares	Weighted- average grant date fair value
Non-vested restricted shares, January 1, 2025	593,526	$9.46
Grants	588,698	4.57
Vested	(286,320)	9.96
Forfeitures	(6,751)	7.91
Non-vested restricted shares, June 30, 2025	889,153	$6.07
Total unrecognized compensation expense remaining (in thousands)	$4,776
Weighted-average years expected to be recognized over	1.7
The total fair value of restricted stock that vested during the six months ended June 30, 2025 was $1.3 million.
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
A summary of the Company’s performance-based award activity and related information for the six months ended June 30, 2025 is as follows:

	Performance- based stock awards (1)	Weighted- average grant date fair value
Non-vested performance-based awards, January 1, 2025	529,407	$8.96
Grants	331,561	5.13
Forfeitures(2)	(128,796)	11.96
Non-vested performance-based awards, June 30, 2025	732,172	$6.70
Total unrecognized compensation expense remaining (in thousands)	$2,606
Weighted-average years expected to be recognized over	2.0
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(unaudited)
A summary of the Company’s cash-settled performance-based awards activity and related information for the six months ended June 30, 2025 is as follows:

	Cash-settled performance-based awards (1)	Weighted- average fair value
Non-vested cash-settled performance-based awards, January 1, 2025	82,176	$5.91
Forfeitures(2)	(82,176)	5.91
Non-vested cash-settled performance-based awards, June 30, 2025	—	$—
Total unrecognized compensation expense remaining (in thousands)	$—
Weighted-average years expected to be recognized over	0.0
(1) Represents the target number of units to be settled in cash.
(2) Includes the forfeiture of performance-based awards granted in 2022 as the performance metric was not attained.
The Company recorded stock compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Stock Compensation Expense Components	2025	2024	2025	2024
Equity based stock option expense	$64	$60	$134	$110
Restricted and performance-based stock awards expense	980	984	1,973	1,733
Stock compensation expense for equity based awards	1,044	1,044	2,107	1,843
Liability based stock option expense	—	(7)	(1)	1
Total Stock Compensation Expense	$1,044	$1,037	$2,106	$1,844

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
The calculations of basic and diluted loss per common share for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except per share amounts)
Net loss – Basic and Diluted	$(39,699)	$(18,167)	$(43,900)	$(24,427)
Weighted-average shares outstanding – Basic	21,686	21,421	21,639	21,399
Effect of dilutive securities:
Stock options and other stock awards	—	—	—	—
Weighted-average shares outstanding – Diluted	21,686	21,421	21,639	21,399
Basic loss per common share	$(1.83)	$(0.85)	$(2.03)	$(1.14)
Diluted loss per common share	$(1.83)	$(0.85)	$(2.03)	$(1.14)
Antidilutive Securities(1)	1,583	1,507	1,500	1,556
(1) Stock options and other stock awards that have been excluded from the denominator as their inclusion would have been anti-dilutive.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(unaudited)
NOTE 10— INCOME TAXES
Income tax benefit of $2.8 million and $2.9 million for the three and six months ended June 30, 2025, respectively, represent taxes on both U.S. and foreign earnings at a combined effective income tax benefit rate of 6.5% and 6.2%, respectively. The effective tax rate for the three months and six months ended June 30, 2025 differs from the federal statutory income tax rate of 21.0% primarily due to a partial valuation allowance on U.S. deferred tax assets that are not more likely than not to be realized as a result of the goodwill impairment in the current quarter.
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
The Company evaluates its tax positions on a quarterly basis and revises its estimates accordingly. There were no material changes to the Company’s uncertain tax positions, interest, or penalties during the three-month periods ended June 30, 2025 and June 30, 2024.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the U.S. The OBBBA includes a broad range of tax reform provisions affecting businesses, including extending and modifying certain expiring provisions under the Tax Cuts and Job Acts (both domestic and international). The Company is currently evaluating the impact of the OBBBA on its consolidated financial statements.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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
The Company’s chief operation decision maker (“CODM”) is the Company’s Chief Executive Officer. The Company has segmented its operations to reflect the manner in which the CODM reviews and evaluates the results of its operations. The CODM allocates operating and capital resources and evaluates the performance of the Company’s segments based on segment net sales, segment gross margin, and segment (loss) income from operations. Such measures give recognition to specifically identifiable operating costs. Significant segment expenses that are included in segment operating income consist of cost of sales, distribution expenses (which include freight-out expenses and warehouse expenses) and selling, general and administrative expenses.
Certain general and administrative expenses are not allocated to the Company’s segments as these represent corporate level activities and are reflected below as unallocated corporate expenses. These costs primarily include senior executive salaries and benefits, stock compensation, director fees and accounting, legal fees and consulting fees.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Segment Performance Measures:	(in thousands)
Net sales:
U.S.	$119,315	$130,503	$247,825	$260,983
International	12,547	11,163	24,122	22,925
Total net sales	$131,862	$141,666	$271,947	$283,908
Gross Margin:
U.S.	$46,769	$50,478	$93,333	$103,761
International	4,070	4,072	8,143	8,336
Total gross margin	$50,839	$54,550	$101,476	$112,097
(Loss) income from operations
U.S.	$(29,620)	$9,189	$(27,722)	$18,631
International	(3,328)	(2,932)	(6,280)	(6,021)
Unallocated corporate expenses(1)	(4,259)	(5,090)	(2,106)	(9,613)
(Loss) income from operations	$(37,207)	$1,167	$(36,108)	$2,997
(1) Unallocated corporate expenses for the six months ended June 30, 2025 included a net legal settlement gain of $6.4 million. Details see NOTE 12 — CONTINGENCIES

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Supplemental information for significant segment expenses:	(in thousands)
Cost of sales:
U.S.	$72,546	$80,025	$154,492	$157,222
International	8,477	7,091	15,979	14,589
Total cost of sales	$81,023	$87,116	$170,471	$171,811
Freight-out expenses:
U.S.	$3,122	$2,042	$6,401	$5,355
International	717	664	1,262	1,461
Total freight-out expenses	$3,839	$2,706	$7,663	$6,816
Warehouse expenses:
U.S.	$10,448	$9,826	$21,960	$19,517
International	3,027	2,520	5,761	4,900
Total warehouse expenses	$13,475	$12,346	$27,721	$24,417
Selling, general and administrative expenses:
U.S.	$29,582	$29,421	$59,457	$60,258
International	3,654	3,820	7,400	7,996
Unallocated corporate expenses(1)	4,259	5,090	2,106	9,613
Total selling, general and administrative expenses	$37,495	$38,331	$68,963	$77,867
Goodwill impairment:
U.S.	$33,237	$—	$33,237	$—

(1) Unallocated corporate expenses for the six months ended June 30, 2025 included a net legal settlement gain of $6.4 million. Details see NOTE 12 — CONTINGENCIES

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Depreciation and amortization:
U.S.	$5,103	$4,611	$10,482	$9,267
International	334	283	653	566
Total depreciation and amortization	$5,437	$4,894	$11,135	$9,833
Capital expenditures:
U.S.	$1,121	$422	$2,688	$938
International	52	76	58	160
Total capital expenditures	$1,173	$498	$2,746	$1,098

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(unaudited)

	June 30, 2025	December 31, 2024
	(in thousands)
Assets
U.S.	$447,722	$542,420
International	87,074	88,961
Unallocated corporate	17,081	2,929
Total Assets	$551,877	$634,310

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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
June 30, 2025
(unaudited)
to Enter the Decree, and the court entered the Decree into order on December 14, 2023, thereby effectuating the Decree. On January 10, 2024, EPA issued a notice to proceed with the OU-1 remedial work. The Company thereafter commenced remedial work on OU-1 in accordance with the Decree.
The Company reserved $5.6 million to cover probable and estimable liabilities with respect to the above remedial design and remedial action for the initial operable unit. However, it is not possible at this time for the Company to estimate its share of its ultimate liability for the Site. In the event of one or more adverse determinations related to this matter, it is possible that the ultimate liability resulting from this matter and the impact on the Company’s results of operations could be material. As of June 30, 2025, the remaining liability is $5.4 million.
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(unaudited)
NOTE 13 — OTHER
Cash dividends
Dividends declared in the six months ended June 30, 2025 were as follows:

Dividend per share	Date declared	Date of record	Payment date
$0.0425	3/11/2025	5/1/2025	5/15/2025
$0.0425	6/18/2025	8/1/2025	8/15/2025
During the six months ended June 30, 2025, the Company paid dividends of $1.9 million. This included payments made on February 14, 2025 and May 15, 2025 of $0.9 million and $0.9 million to stockholders of record on January 31, 2025 and May 1, 2025, and payments of $0.1 million for dividends payable upon the vesting of restricted shares.
In the three months ended June 30, 2025, the Company reduced retained earnings for the accrual of $1.0 million relating to the dividend payable on August 15, 2025.
On August 5, 2025, the Board declared a quarterly dividend of 0.0425 per share of common stock payable on November 14, 2025 to stockholders of record on October 31, 2025.
Stock repurchase program
On March 14, 2022, the Company announced that its Board of Directors of the Company authorized the repurchase of up to $20.0 million of the Company’s common stock, replacing the Company’s previously-authorized $10.0 million share repurchase program. The repurchase authorization permits the Company to effect repurchases from time to time through open market purchases and privately negotiated transactions. No shares were repurchased during the six months ended June 30, 2025. As of June 30, 2025, the remaining dollar amount available for repurchases under the Board of Directors’ authorized plan was $11.1 million.
Supplemental cash flow information

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$8,922	$9,853
Cash paid for taxes, net of refunds	2,980	4,193

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(unaudited)
Components of accumulated other comprehensive loss, net

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Accumulated translation adjustment:
Balance at beginning of period	$(17,967)	$(32,574)	$(18,384)	$(32,614)
Translation adjustment during period	195	53	612	93
Amounts reclassified from accumulated other comprehensive loss(1)	—	14,152	—	14,152
Net change in translation adjustment	195	14,205	612	14,245
Balance at end of period	$(17,772)	$(18,369)	$(17,772)	$(18,369)
Accumulated deferred (losses) gains on cash flow hedges:
Balance at beginning of period	$118	$67	$247	$(134)
Change in unrealized (losses) gains	(483)	2	(675)	72
Amounts reclassified from accumulated other comprehensive loss:
Settlement of cash flow hedge (2)	22	20	85	151
Net change in cash flow hedges, net of taxes of $0, $0, $0, $0	(461)	22	(590)	223
Balance at end of period	$(343)	$89	$(343)	$89
Accumulated effect of retirement benefit obligations:
Balance at beginning of period	$(174)	$(738)	$(178)	$(751)
Amounts reclassified from accumulated other comprehensive loss: (3)
Amortization of actuarial loss, net of taxes of $(2), $(4), $(3), $(8)	4	12	8	25
Balance at end of period	$(170)	$(726)	$(170)	$(726)
Total accumulated other comprehensive loss at end of period	$(18,285)	$(19,006)	$(18,285)	$(19,006)
(1)Amounts reclassified to the Vasconia investment carrying value as a result of the discontinuation of the equity method investment of accounting and recognized as a loss on equity securities in the unaudited condensed consolidated statements of operations, to reduce the Vasconia investment to its fair value.
(2)Amounts reclassified are recorded in cost of sales on the unaudited condensed consolidated statement of operations.
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
•Legislative and regulatory risk, including those relating to the recent enactment of the OBBBA;
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
On April 9, 2025, the U.S. imposed an aggregate 145% tariff on imports from China, which was subsequently reduced to 30% effective May 14, 2025 for a 90 day pause period. Other recent tariff policy updates that went into effect in April 2025 include a 10% universal tariff for all countries and reciprocal tariffs for specific countries, which were originally paused until July 9, 2025 and subsequently extended to August 1, 2025. As the Company sources almost all of its products from suppliers located outside the United States, primarily in China, any new or increased tariffs, quotas, embargoes, or other trade barriers could impact our supply chain and cost structure. Additionally, retaliatory measures by affected countries, could further disrupt operations or reduce our competitiveness in international markets. The Company continues to monitor these changing tariffs and trade restrictions. To mitigate the impact of the increase price of goods imported by the Company into the U.S., the Company has negotiated price increase prices with its customers, negotiated product costs with its suppliers and continues to pursue diversification of its imports to countries that are expected to be subject to lower tariffs. To the extent that tariffs return to higher rates and the Company cannot mitigate the impact of the increase on the price of goods imported by the Company into the U.S., it may result in lower gross margin that the Company realizes from the sale of its products. The broader macroeconomic impacts related to the changes in tariff policies including potential mitigation efforts by retailers may negatively impact consumer spending and buying patterns of the Company's products. This could materially adversely affect the Company’s results of operations and financial condition.
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
The Hagerstown Facility will require capital expenditures for equipment and certain leasehold improvements of approximately $9.0 million. One-time relocation costs are estimated to be up to $7.0 million, which includes recruitment, relocation of inventory, set up costs and lease expenses prior to the Hagerstown Facility being fully operational. These one-time costs are expected to be incurred in 2026. The Company expects that the Hagerstown Facility will be operational by the second quarter of 2026. Additionally, in connection with the relocation to the Hagerstown Facility, the Company will receive tax abatement and incentives over the term of the Lease from the State of Maryland and Washington County, Maryland totaling approximately $13.1 million. These incentives include real property tax abatement, employee state withholding tax credit, conditional grants and income tax credits.
In January 2025, the Company launched Project Concord, management's comprehensive plan to propel growth and streamline the cost structure of the International segment. The Company expects this plan to improve future results in its International segment through sales growth and the identification costs efficiencies. On July 8, 2025, the Company announced a reorganization of its international workforce in connection with Project Concord, management's comprehensive plan to propel growth and streamline the cost structure of the International segment. The reorganization primarily affects the structure of the International segment's merchandising and sales workforce. The estimated restructuring expenses related to severance associated with the reorganization is $0.3 million. This charge will be recognized in the third quarter of 2025.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the U.S. The OBBBA includes a broad range of tax reform provisions affecting businesses, including extending and modifying certain expiring provisions under the Tax Cuts and Job Acts (both domestic and international). The Company is currently evaluating the impact of the OBBBA on its consolidated financial statements.
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

RESULTS OF OPERATIONS
The following table sets forth statements of operations data of the Company as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.4	61.5	62.7	60.5
Gross margin	38.6	38.5	37.3	39.5
Distribution expenses	13.1	10.6	13.0	11.0
Selling, general and administrative expenses	28.5	27.1	25.4	27.4
Goodwill impairment	25.2	—	12.2	—
(Loss) income from operations	(28.2)	0.8	(13.3)	1.1
Interest expense	(3.8)	(3.6)	(3.6)	(3.8)
Mark to market loss on interest rate derivatives	(0.2)	(0.1)	(0.3)	(0.1)
Loss on equity securities	—	(10.0)	—	(5.0)
Loss before income taxes and equity in losses	(32.2)	(12.9)	(17.2)	(7.8)
Income tax benefit (provision)	2.1	0.1	1.1	(0.1)
Equity in losses, net of taxes	—	—	—	(0.7)
Net loss	(30.1)%	(12.8)%	(16.1)%	(8.6)%

MANAGEMENT’S DISCUSSION AND ANALYSIS
THREE MONTHS ENDED JUNE 30, 2025 COMPARED TO THE THREE MONTHS ENDED
JUNE 30, 2024
Net Sales
Consolidated net sales for the three months ended June 30, 2025 were $131.9 million, representing a decrease of $9.8 million, or 6.9%, as compared to net sales of $141.7 million for the corresponding period in 2024. In constant currency, a non-GAAP financial measure, which excludes the impact of foreign exchange fluctuations and was determined by applying 2025 average rates to 2024 local currency amounts, consolidated net sales decreased by $10.4 million, or 7.3%, as compared to consolidated net sales in the corresponding period in 2024.
Net sales for the U.S. segment for the three months ended June 30, 2025 were $119.3 million, a decrease of $11.2 million, or 8.6%, as compared to net sales of $130.5 million for the corresponding period in 2024.
Net sales for the U.S. segment’s Kitchenware product category were $82.5 million for the three months ended June 30, 2025, an increase of $1.7 million, or 2.1%, as compared to $80.8 million for the corresponding period in 2024. The increase was driven by higher sales for cutlery and boards and kitchen measurement products. These increases were offset by a reduction in sales for kitchen tools and bakeware.
Net sales for the U.S. segment’s Tableware product category were $21.3 million for the three months ended June 30, 2025, a decrease of $5.0 million, or 19.0%, as compared to $26.3 million for the corresponding period in 2024. The decrease was attributable to lower warehouse club programs for dinnerware and flatware.
Net sales for the U.S. segment’s Home Solutions product category were $15.5 million for the three months ended June 30, 2025, a decrease of $7.9 million, or 33.8%, as compared to $23.4 million for the corresponding period in 2024. The decrease was attributable to lower sales for hydration products, bath measurement products and home décor products.
Net sales for the International segment were $12.6 million for the three months ended June 30, 2025, an increase of $1.4 million, or 12.5%, as compared to net sales of $11.2 million for the corresponding period in 2024. In constant currency, a non-GAAP financial measure, which excludes the impact of foreign exchange fluctuations, net sales increased by $0.8 million, or 6.6%, as compared to consolidated net sales in the corresponding period in 2024. The increase was driven by improved sales in the U.K. and continental Europe.
Gross margin
Gross margin for the three months ended June 30, 2025 was $50.8 million, or 38.6%, as compared to $54.6 million, or 38.5%, for the corresponding period in 2024.
Gross margin for the U.S. segment was $46.7 million, or 39.1%, for the three months ended June 30, 2025, as compared to $50.5 million, or 38.7%, for the corresponding period in 2024. The improvement in the gross margin percentage was driven by customer mix.
Gross margin for the International segment was $4.1 million, or 32.5%, for the three months ended June 30, 2025, as compared to $4.1 million, or 36.6%, for the corresponding period in 2024. The decline in gross margin percentage was driven by customer and product mix.
Distribution expenses
Distribution expenses for the three months ended June 30, 2025 were $17.3 million, as compared to $15.1 million for the corresponding period in 2024. Distribution expenses as a percentage of net sales were 13.1% for the three months ended June 30, 2025, as compared to 10.6% for the three months ended June 30, 2024.
Distribution expenses as a percentage of net sales for the U.S. segment were 11.4% and 9.1% for the three months ended June 30, 2025 and 2024, respectively. Distribution expense during the three months ended June 30, 2025 included $0.1 million for redesign costs related to the Company's warehouses. As a percentage of sales shipped from the Company’s U.S. warehouses, excluding non-recurring expenses, distribution expenses were 11.0% and 9.5% for the three months ended June 30, 2025 and 2024, respectively. The increase in expenses as a percentage of sales was attributable to lower shipment volume resulting in an unfavorable impact of fixed expenses, higher software expenses due to the launch of a new warehouse management system at the Company's west coast distribution center in September 2024 and an increase in freight-out expenses.

Distribution expenses as a percentage of net sales for the International segment were 29.8% for the three months ended June 30, 2025, compared to 28.5% for the corresponding period in 2024. As a percentage of sales shipped from the Company’s international warehouses distribution expenses were 26.8% and 25.1% for the three months ended June 30, 2025 and 2024, respectively. The increase in expenses as a percentage of sales was primarily attributed to higher warehouse expenses related to the expanded distribution of the Company's products within the Asia Pacific region.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended June 30, 2025 were $37.5 million, a decrease of $0.8 million, or 2.1%, as compared to $38.3 million for the corresponding period in 2024.
Selling, general and administrative expenses for the U.S. segment were $29.5 million for the three months ended June 30, 2025, as compared to $29.4 million for the corresponding period in 2024. As a percentage of net sales, selling, general and administrative expenses were 24.7% and 22.5% for the three months ended June 30, 2025 and 2024, respectively. The increase in selling, general and administrative expenses as a percentage of net sales, was attributable to the impact of fixed costs on lower sales volume, an increase in the provision for doubtful accounts in the current period and an increase in amortization expense related to an indefinite-lived trade name, which was reclassified to a finite-lived trade name in the fourth quarter 2024. This was partially offset by lower employee expenses, including incentive compensation.
Selling, general and administrative expenses for the International segment were $3.7 million for the three months ended June 30, 2025, as compared to $3.8 million for the corresponding period in 2024. As a percentage of net sales, selling, general and administrative expenses were 29.4% and 33.9% for the three months ended June 30, 2025 and 2024, respectively. The decrease in expenses as a percentage of net sales was attributable to higher sales and foreign currency exchange gains.
Unallocated corporate expense for the three months ended June 30, 2025 was $4.3 million, as compared to $5.1 million for the corresponding period in 2024. The decrease compared to the prior period was due to lower incentive compensation and legal expenses.
Goodwill impairment
During the second quarter of 2025, the Company’s qualitative assessment of goodwill indicated triggering events had occurred in its U.S. reporting unit. The Company performed an interim impairment test of the goodwill in the U.S. reporting unit, that resulted in a $33.2 million non-cash goodwill impairment charge.
Interest expense
Interest expense was $5.1 million and $5.2 million for the three months ended June 30, 2025 and 2024, respectively. The decrease in expense was a result of lower average outstanding borrowings in the current period, and lower interest rates on outstanding borrowings.
Mark to market loss on interest rate derivatives
Mark to market loss on interest rate derivatives was $0.2 million for the three months ended June 30, 2025, as compared to $0.1 million for the three months ended June 30, 2024. The loss recognized for the three months ended June 30, 2025 and 2024, respectively, was attributable to the change in the fair value due to the change in the projected interest rate environment. The mark to market amount represents the change in fair value on the Company’s interest rate derivatives that have not been designated as hedging instruments. These derivatives were entered into for purposes of locking-in a fixed interest rate on a portion of the Company’s variable interest rate debt. As of June 30, 2025, the intent of the Company is to hold these derivative contracts until their maturity.
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

Income taxes
Income tax benefit of $2.8 million and benefit of $0.1 million for the three months ended June 30, 2025 and 2024, respectively, represent taxes on both U.S. and foreign earnings at a combined effective income tax benefit rate of 6.5% and benefit rate of 0.3%, respectively. The effective tax rate for the three months ended June 30, 2025 differs from the federal statutory income tax rate of 21.0% primarily due to a partial valuation allowance on U.S. deferred tax assets that are not more likely than not to be realized as a result of the goodwill impairment in the current quarter. The effective tax rate for the three months ended June 30, 2024 differs from the federal statutory income tax rate of 21.0% primarily due to the expiration of non-qualified stock options and the vesting of equity-based awards, where the book expense exceeded the tax deduction upon vesting, and foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SIX MONTHS ENDED JUNE 30, 2025 COMPARED TO THE SIX MONTHS ENDED
JUNE 30, 2024
Net Sales
Consolidated net sales for the six months ended June 30, 2025 were $271.9 million, a decrease of $12.0 million, or 4.2%, as compared to net sales of $283.9 million for the corresponding period in 2024. In constant currency, a non-GAAP financial measure, which excludes the impact of foreign exchange fluctuations and was determined by applying 2025 average rates to 2024 local currency amounts, consolidated net sales decreased by $12.4 million, or 4.4%, as compared to consolidated net sales in the corresponding period in 2024.
Net sales for the U.S. segment for the six months ended June 30, 2025 were $247.8 million, a decrease of $13.2 million, or 5.1%, as compared to net sales of $261.0 million for the corresponding period in 2024.
Net sales for the U.S. segment’s Kitchenware product category were $162.0 million for the six months ended June 30, 2025, a decrease of $2.3 million, or 1.4%, as compared to $164.3 million for the corresponding period in 2024. The decrease was driven by lower sales for kitchen tools, partially offset by higher sales for cutlery and boards and kitchen measurement products.
Net sales for the U.S. segment’s Tableware product category were $48.9 million for the six months ended June 30, 2025, a decrease of $3.2 million, or 6.1%, as compared to $52.1 million for the corresponding period in 2024. The decrease was driven by lower flatware sales due to a warehouse club program not repeated, partially offset by higher sales in dinnerware in the dollar channel.
Net sales for the U.S. segment’s Home Solutions product category were $36.9 million for the six months ended June 30, 2025, a decrease of $7.7 million, or 17.3%, as compared to $44.6 million for the corresponding period in 2024. The decrease was attributable to lower sales of hydration products and bath measurement products. The decrease was partially offset by higher sales for home décor products driven by a new warehouse club program and sales in the dollar channel.
Net sales for the International segment were $24.1 million for the six months ended June 30, 2025, an increase of $1.2 million, or 5.2%, as compared to net sales of $22.9 million for the corresponding period in 2024. In constant currency, a non-GAAP financial measure, which excludes the impact of foreign exchange fluctuations, net sales increased by $0.7 million, or 3.0%, as compared to consolidated net sales in the corresponding period in 2024. The increase was attributable to higher sales in continental Europe and Australia.
Gross margin
Gross margin for the six months ended June 30, 2025 was $101.5 million, or 37.3%, as compared to $112.1 million, or 39.5%, for the corresponding period in 2024.
Gross margin for the U.S. segment was $93.4 million, or 37.7%, for the six months ended June 30, 2025, as compared to $103.8 million, or 39.8%, for the corresponding period in 2024. The decrease in gross margin percentage was due to customer and product mix.
Gross margin for the International segment was $8.1 million, or 33.6%, for the six months ended June 30, 2025, as compared to $8.3 million, or 36.2%, for the corresponding period in 2024. The decrease in gross margin percentage was driven by customer and product mix.

Distribution expenses
Distribution expenses for the six months ended June 30, 2025 were $35.4 million, as compared to $31.2 million for the corresponding period in 2024. Distribution expenses as a percentage of net sales were 13.0% for the six months ended June 30, 2025, as compared to 11.0% for the six months ended June 30, 2024.
Distribution expenses as a percentage of net sales for the U.S. segment were 11.4% and 9.5% for the six months ended June 30, 2025 and 2024, respectively. Distribution expenses during the six months ended June 30, 2025 and 2024 included $0.1 million for redesign costs related to the Company's warehouses. As a percentage of sales shipped from the Company’s U.S. warehouses, excluding non-recurring expenses, distribution expenses were 11.5% and 10.0% for the six months ended June 30, 2025 and 2024, respectively. The increase in expenses as a percentage of net sales was attributable to lower shipment volume resulting in an unfavorable impact of fixed expenses, an increase in employee expenses as a result of less labor management efficiencies due to higher inventory levels, higher software expenses due to the launch of a new warehouse management system at the Company's west coast distribution center in September 2024 and an increase in freight-out expenses.
Distribution expenses as a percentage of net sales for the International segment were 29.1% for the six months ended June 30, 2025, compared to 27.7% for the corresponding period in 2024. As a percentage of sales shipped from the Company’s international warehouses, distribution expenses were 25.9% and 24.3% for the six months ended June 30, 2025 and 2024, respectively. The increase in expenses as a percentage of sales was primarily attributed to higher warehouse expenses related to the expanded distribution of the Company's products within the Asia Pacific region and an increase in freight-out expenses.
Selling, general and administrative expenses
Selling, general and administrative expenses for the six months ended June 30, 2025 were $69.0 million, a decrease of $8.9 million, or 11.4%, as compared to $77.9 million for the corresponding period in 2024.
Selling, general and administrative expenses for the U.S. segment were $59.5 million for the six months ended June 30, 2025, as compared to $60.3 million for the corresponding period in 2024. As a percentage of net sales, selling, general and administrative expenses were 24.0% and 23.1% for the six months ended June 30, 2025 and 2024, respectively. The increase in selling, general and administrative expenses as a percentage of net sales, was attributable to the impact of fixed costs on lower sales volume, an increase in provision for doubtful accounts in the current period, and an increase in amortization expense related to an indefinite-lived trade name, which was reclassified to a finite-lived trade name in the fourth quarter 2024. This was partially offset by lower employee expenses, including incentive compensation.
Selling, general and administrative expenses for the International segment were $7.4 million for the six months ended June 30, 2025, as compared to $8.0 million for the corresponding period in 2024. As a percentage of net sales, selling, general and administrative expenses were 30.7% and 34.9% for the six months ended June 30, 2025 and 2024, respectively. The decrease was primarily attributable to foreign currency exchange gains, and lower advertising expenses.
Unallocated corporate expenses for the six months ended June 30, 2025 were $2.1 million, as compared to expenses of $9.6 million for the corresponding period in 2024. The decrease in expenses was driven by the recognition of a net legal settlement gain of $6.4 million in the current period, lower incentive compensation and legal expenses, partially offset by an increase in stock compensation expense.
Goodwill impairment
During the second quarter of 2025, the Company’s qualitative assessment of goodwill indicated triggering events had occurred in its U.S. reporting unit. The Company performed an interim impairment test of the goodwill in the U.S. reporting unit, that resulted in a $33.2 million non-cash goodwill impairment charge.
Interest expense
Interest expense was $10.0 million and $10.8 million for the six months ended June 30, 2025 and 2024, respectively. The decrease in expense was a result of lower average outstanding borrowings in the current period, and lower interest rates on outstanding borrowings.
Mark to market loss on interest rate derivatives
Mark to market loss on interest rate derivatives was $0.7 million for the six months ended June 30, 2025, as compared to $0.3 million for the six months ended June 30, 2024. The increase was attributable to the change in the fair value based on the increase in interest rates. The mark to market amount represents the change in fair value on the Company’s interest rate derivatives that have not been designated as hedging instruments. These derivatives were entered into for purposes of locking-in a fixed interest rate on a portion of the Company’s variable interest rate debt. As of June 30, 2025, the intent of the Company is to hold these derivative contracts until their maturity.
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
Income taxes
Income tax benefit of $2.9 million and income tax provision of $0.2 million for the six months ended June 30, 2025 and 2024, respectively, represent taxes on both U.S. and foreign earnings at a combined effective income tax benefit rate of 6.2% and income tax provision rate of (0.7)%, respectively. The negative rate for the six months ended June 30, 2024 reflects tax expense on a pretax financial reporting loss. The effective tax rate for the six months ended June 30, 2025 differs from the federal statutory income tax rate of 21.0% primarily due to a partial valuation allowance on U.S. deferred tax assets that are not more likely than not to be realized as a result of the goodwill impairment in the current quarter. The effective tax rate for the six months ended June 30, 2024 differs from the federal statutory income tax rate of 21.0% primarily due to foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance.
Equity in losses, net of taxes
Equity in losses of Vasconia, net of taxes, was $2.1 million for the six months ended June 30, 2024.
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
At June 30, 2025, the Company had cash and cash equivalents of $12.0 million, compared to $2.9 million at December 31, 2024. Working capital was $210.1 million at June 30, 2025, compared to $221.8 million at December 31, 2024. Liquidity as of June 30, 2025 was $96.9 million, consisting of $12.0 million of cash and cash equivalents, $65.7 million of availability under the ABL Agreement, limited by the Term Loan financial covenant, and $19.2 million of available funding under the Receivables Purchase Agreement.
Inventory, a large component of the Company’s working capital, is expected to fluctuate from period to period, with inventory levels higher primarily in the June through October time period. The Company also expects inventory turnover to fluctuate from period to period based on product and customer mix. Certain product categories have lower inventory turnover rates as a result of minimum order quantities from the Company’s vendors or customer replenishment needs. Certain other product categories experience higher inventory turns due to lower minimum order quantities or trending sale demands. For the three months ended June 30, 2025, inventory turnover was 1.5 times, or 241 days, as compared to 1.8 times, or 208 days, for the three months ended June 30, 2024. Inventory turns have slowed compared to the prior year due to lower sales and higher inventory levels because of higher inventory purchases in the first quarter of 2025 intended to mitigate the impact of the tariffs.
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
As of June 30, 2025 and December 31, 2024, the total availability under the ABL Agreement were as follows (in thousands):

	June 30, 2025	December 31, 2024
Maximum aggregate principal allowed	$160,114	$176,329
Outstanding borrowings under the ABL Agreement	(37,683)	(42,693)
Standby letters of credit	(11,564)	(8,828)
Total availability under the ABL Agreement	$110,867	$124,808
Availability under the ABL Agreement is limited to the lesser of the $200.0 million commitment thereunder and the borrowing base and therefore depends on the valuation of certain current assets comprising the borrowing base. The borrowing capacity under the ABL Agreement will depend, in part, on eligible levels of accounts receivable and inventory that fluctuate regularly. Due to the seasonality of the Company’s business, the Company may have greater borrowing availability during the third and fourth quarters of each year. Consequently, the $200.0 million commitment thereunder may not represent actual borrowing capacity. The Company’s borrowing capacity may be further limited by the Term Loan financial covenant of 5.00 to 1.00 maximum Total Net Leverage Ratio. As of June 30, 2025, the availability under the ABL Agreement, limited by the Term Loan financial covenant, was $65.7 million.

The current and non-current portions of the Company’s Term Loan included in the condensed consolidated balance sheets were as follows (in thousands):

	June 30, 2025	December 31, 2024
Current portion of Term Loan:
Term Loan payment	$7,500	$7,500
Estimated unamortized debt issuance costs	(2,548)	(2,609)
Total Current portion of Term Loan	$4,952	$4,891

Non-current portion of Term Loan:
Term Loan, net of current portion	$131,250	$135,000
Estimated unamortized debt issuance costs	(2,794)	(4,051)
Total Non-current portion of Term Loan	$128,456	$130,949
The 2024 excess cash flow payment of $1.2 million was paid on April 4, 2025 and reduced the scheduled quarterly payment due on June 30, 2025. As of June 30, 2025, the Company estimates no excess cash flow payment will be due for 2025.
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
Borrowings under the revolving credit facility bear interest, at the Company’s option, at one of the following rates: (i) an alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.5% or one-month Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus 1.0% as of a specified date in advance of the determination, but in each case not less than 1.0%, plus a margin of 0.25% to 0.50%, or (ii) Adjusted Term SOFR, which is the Term SOFR Rate for the selected 1, 3 or 6 month interest period plus 0.10% (or Euro Interbank Offered Rate “EURIBOR” for borrowings denominated in Euro; or Sterling Overnight Index Average “SONIA” for borrowings denominated in Pounds Sterling), but in each case not less than zero, plus a margin of 1.25% to 1.50%. The respective margins are based upon average quarterly availability, as defined in and computed pursuant to the ABL Agreement. In addition, the Company pays a commitment fee of 0.20% to 0.25% per annum based on the average daily unused portion of the aggregate commitment under the ABL Agreement. The interest rate on outstanding borrowings under the ABL Agreement at June 30, 2025 was between 3.30% and 5.79%. The Company paid a commitment fee of 0.25% on the unused portion of the ABL Agreement during the six months ended June 30, 2025.
The Term Loan bears interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of (x) the prime rate, (y) a federal funds and overnight bank funding based rate plus 0.5% or (z) one-month Adjusted Term SOFR, but not less than 1.0%, plus 1.0%, plus a margin of 4.5% or (ii) Adjusted Term SOFR (Term SOFR plus the Term SOFR Adjustment) for the applicable interest period, but not less than 1.0%, plus a margin of 5.5%. The interest rate on outstanding borrowings under the Term Loan at June 30, 2025 was 9.93%.
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
The Company was in compliance with the covenants of the Debt Agreements at June 30, 2025.
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
The Company’s adjusted EBITDA (including pro forma adjustments), for the trailing twelve months ended June 30, 2025 was $50.7 million.
Capital expenditures for the six months ended June 30, 2025 were $2.7 million.
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

The following is a reconciliation of the net income (loss), as reported, to Adjusted EBITDA, for each of the last four quarters and the 12 months ended June 30, 2025:

	Quarter Ended				Twelve Months Ended June 30, 2025
	September 30, 2024	December 31, 2024	March 31, 2025	June 30, 2025
	(in thousands)
Net income (loss) as reported	$344	$8,918	$(4,201)	$(39,699)	$(34,638)
Income tax provision (benefit)	1,507	1,671	(142)	(2,782)	254
Interest expense	5,834	5,603	4,915	5,054	21,406
Depreciation and amortization	6,408	6,073	5,698	5,437	23,616
Mark to market loss (gain) on interest rate derivatives	928	(718)	527	220	957
Goodwill impairment	—	—	—	33,237	33,237
Stock compensation expense	1,042	1,034	1,062	1,044	4,182
Legal settlement gain, net(1)	—	—	(4,578)	—	(4,578)
Severance expense	—	—	—	270	270
Acquisition related expenses	210	143	—	123	476
Warehouse redesign expenses(2)	662	249	—	139	1,050
Pro forma adjustments(3)					4,500
Adjusted EBITDA(4)	$16,935	$22,973	$3,281	$3,043	$50,732
(1) For the twelve months ended June 30, 2025, legal settlement gain, net included a net settlement of $6.4 million discussed in NOTE 12 — CONTINGENCIES, and adjusted for legal fees incurred from March 2, 2018 through March 31, 2025 of $1.8 million.
(2) For the twelve months ended June 30, 2025, the warehouse redesign expenses were related to the U.S. segment.
(3) Pro forma adjustments represent the amount of operating expense reductions projected by the Company as a result of actions taken through June 30, 2025 or expected to be taken within 18 months of June 30, 2025, net of the benefits realized during the twelve months ended June 30, 2025. These actions include cost savings initiatives for the U.S. segment related to reductions in employee expenses (i.e., including terminated employees, furloughed employees and temporary salary reductions) and costs saving for the International segment related to Project Concord.
(4) Adjusted EBITDA is a non-GAAP financial measure that is defined in the Company’s debt agreements. Adjusted EBITDA is defined as net income (loss), adjusted to exclude income tax provision (benefit), interest expense, depreciation and amortization, mark to market loss (gain) on interest rate derivatives, goodwill impairment, stock compensation expense, legal settlement gain, net and other items detailed in the table above that are consistent with exclusions permitted by our debt agreements.
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
The Company did not sell receivables to HSBC during the three and six months ended June 30, 2025 and June 30, 2024. At June 30, 2025, $19.2 million of accounts receivables were available for sale to HSBC, net of applicable charges.
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
In March 2024 and October 2024, the Company entered into interest rate swap agreements, each with an aggregate notional value of $25.0 million and expire in August 2027. These non-designated interest rate swaps serve as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. The Company’s total outstanding notional value of interest rate swaps was $50.0 million at June 30, 2025.
Foreign Exchange Contracts
To reduce the impact of changes in foreign currency exchange rates on its results, from time to time the Company is a party to certain foreign exchange contracts, primarily to offset the earnings impact related to fluctuations in foreign currency exchange rates associated with inventory purchases. The Company designates these contracts for accounting purposes as cash flow hedges. The Company purchases foreign currency forward contracts with terms less than 18 months. The aggregate gross notional value of foreign exchange contracts at June 30, 2025 was $6.1 million.
Operating activities
Net cash provided by operating activities was $26.1 million for the six months ended June 30, 2025, as compared to net cash provided by operating activities of $20.9 million for the six months ended June 30, 2024. The increase from 2025 compared to 2024 was attributable to a net legal settlement gain received in the current period, timing of collections related to the Company's accounts receivables, and lower investment in inventory, partially offset by timing of payments for accounts payable and accrued expenses.
Investing activities
Net cash used in investing activities was $2.7 million and $1.1 million for the six months ended June 30, 2025 and 2024, respectively. The increase in investment activities was driven by purchases of equipment for the Hagerstown Facility.
Financing activities
Net cash used in financing activities was $14.4 million for the six months ended June 30, 2025, as compared to net cash used in financing activities of $32.5 million for the six months ended June 30, 2024. The change was attributable to lower net repayments of revolving credit facility in the 2025 period, partially offset by the principal repayment of term loan due to timing.
Stock repurchase program
On March 14, 2022, the Company announced that its Board of Directors of the Company authorized the repurchase of up to $20.0 million of the Company’s common stock, replacing the Company’s previously-authorized $10.0 million share repurchase program. The repurchase authorization permits the Company to effect repurchases from time to time through open market purchases and privately negotiated transactions. No shares were repurchased during the six months ended June 30, 2025. As of June 30, 2025, the remaining dollar amount available for repurchases under the Board of Directors’ authorized plan was $11.1 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the 2024 Annual Report on Form 10-K.
Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2025, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.
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
Item 5. Other Information
Rule 10b5-1 Trading Plans
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2025.

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

Lifetime Brands, Inc.

/s/ Robert B. Kay	August 7, 2025
Robert B. Kay
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Laurence Winoker	August 7, 2025
Laurence Winoker
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)