Form 10-Q
period 2025-09-30
LIFETIME BRANDS, INC
filed 2025-11-06
CIK 874396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding as of October 31, 2025 was 22,655,990.

LIFETIME BRANDS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2025

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,125	$2,929
Accounts receivable, less allowances of $15,636 at September 30, 2025 and $14,093 at December 31, 2024	127,827	156,743
Inventory	221,185	202,408
Prepaid expenses and other current assets	11,616	11,488
Income taxes receivable	2,215	—
TOTAL CURRENT ASSETS	374,968	373,568
PROPERTY AND EQUIPMENT, net	15,270	15,049
OPERATING LEASE RIGHT-OF-USE ASSETS	51,777	59,571
INTANGIBLE ASSETS, net	137,271	183,527
OTHER ASSETS	1,838	2,595
TOTAL ASSETS	$581,124	$634,310
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturity of term loan	$4,987	$4,891
Accounts payable	49,786	60,029
Accrued expenses	67,495	70,848
Income taxes payable	—	830
Current portion of operating lease liabilities	16,277	15,145
TOTAL CURRENT LIABILITIES	138,545	151,743
OTHER LONG-TERM LIABILITIES	15,720	15,955
INCOME TAXES PAYABLE, LONG-TERM	706	706
OPERATING LEASE LIABILITIES	46,154	56,740
DEFERRED INCOME TAXES	5,747	5,601
REVOLVING CREDIT FACILITY	62,411	42,693
TERM LOAN	127,196	130,949
STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value, shares authorized: 100 shares of Series A and 2,000,000 shares of Series B; none issued and outstanding	—	—
Common stock, $0.01 par value, shares authorized: 50,000,000 at September 30, 2025 and December 31, 2024; shares issued and outstanding: 22,657,435 at September 30, 2025 and 22,155,735 at December 31, 2024	227	222
Paid-in capital	283,248	280,566
Accumulated deficit	(80,610)	(32,550)
Accumulated other comprehensive loss	(18,220)	(18,315)
TOTAL STOCKHOLDERS’ EQUITY	184,645	229,923
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$581,124	$634,310
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	$171,912	$183,837	$443,859	$467,745
Cost of sales	111,488	116,420	281,959	288,231
Gross margin	60,424	67,417	161,900	179,514
Distribution expenses	17,939	20,034	53,323	51,267
Selling, general and administrative expenses	35,488	38,770	104,451	116,637
Goodwill impairment	—	—	33,237	—
Restructuring expenses	304	—	304	—
Income (loss) from operations	6,693	8,613	(29,415)	11,610
Interest expense	(5,013)	(5,834)	(14,982)	(16,605)
Mark to market loss on interest rate derivatives	(8)	(928)	(755)	(1,184)
Loss on equity securities	—	—	—	(14,152)
Income (loss) before income taxes and equity in losses	1,672	1,851	(45,152)	(20,331)
Income tax (provision) benefit	(2,861)	(1,507)	63	(1,660)
Equity in losses, net of taxes	—	—	—	(2,092)
NET (LOSS) INCOME	$(1,189)	$344	$(45,089)	$(24,083)
BASIC (LOSS) INCOME PER COMMON SHARE	$(0.05)	$0.02	$(2.08)	$(1.12)
DILUTED (LOSS) INCOME PER COMMON SHARE	$(0.05)	$0.02	$(2.08)	$(1.12)
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net (loss) income	$(1,189)	$344	$(45,089)	$(24,083)
Other comprehensive income, net of taxes:
Net change in translation adjustment	(81)	872	531	15,117
Net change in cash flow hedges	141	(203)	(449)	20
Effect of retirement benefit obligations	5	13	13	38
Other comprehensive income, net of taxes	65	682	95	15,175
Comprehensive (loss) income	$(1,124)	$1,026	$(44,994)	$(8,908)
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common stock		Paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2024	22,156	$222	$280,566	$(32,550)	$(18,315)	$229,923
Net loss	—	—	—	(4,201)	—	(4,201)
Other comprehensive income, net of taxes	—	—	—	—	292	292
Net issuance of restricted shares granted to employees	338	3	(3)	—	—	—
Stock compensation expense	—	—	1,063	—	—	1,063
Shares effectively repurchased for required employee withholding taxes	(80)	(1)	(415)	—	—	(416)
Dividends (1)	—	—	—	(985)	—	(985)
BALANCE AT MARCH 31, 2025	22,414	$224	$281,211	$(37,736)	$(18,023)	$225,676
Net loss	—	—	—	(39,699)	—	(39,699)
Other comprehensive loss, net of taxes	—	—	—	—	(262)	(262)
Net issuance of restricted shares granted to employees and directors	243	3	(3)	—	—	—
Stock compensation expense	—	—	1,044	—	—	1,044
Dividends (1)	—	—	—	(991)	—	(991)
BALANCE AT JUNE 30, 2025	22,657	$227	$282,252	$(78,426)	$(18,285)	$185,768
Net loss	—	—	—	(1,189)	—	(1,189)
Other comprehensive income, net of taxes	—	—	—	—	65	65
Stock compensation expense	—	—	996	—	—	996
Dividends (1)	—	—	—	(995)	—	(995)
BALANCE AT SEPTEMBER 30, 2025	22,657	$227	$283,248	$(80,610)	$(18,220)	$184,645

	Common stock		Paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2023	21,813	$218	$277,728	$(13,568)	$(33,499)	$230,879
Net loss	—	—	—	(6,260)	—	(6,260)
Other comprehensive income, net of taxes	—	—	—	—	254	254
Performance shares issued to employees	152	2	(2)	—	—	—
Net issuance of restricted shares granted to employees	213	2	(2)	—	—	—
Stock compensation expense	—	—	799	—	—	799
Shares effectively repurchased for required employee withholding taxes	(105)	(1)	(1,027)	—	—	(1,028)
Dividends (1)	—	—	—	(943)	—	(943)
BALANCE AT MARCH 31, 2024	22,073	$221	$277,496	$(20,771)	$(33,245)	$223,701
Net loss	—	—	—	(18,167)	—	(18,167)
Other comprehensive income, net of taxes	—	—	—	—	14,239	14,239
Net issuance of restricted shares granted to employees and directors	92	1	(1)	—	—	—
Stock compensation expense	—	—	1,044	—	—	1,044
Shares effectively repurchased for required employee withholding taxes	(7)	—	(55)	—	—	(55)
Dividends (1)	—	—	—	(957)	—	(957)
BALANCE AT JUNE 30, 2024	22,158	$222	$278,484	$(39,895)	$(19,006)	$219,805
Net income	—	—	—	344	—	344
Other comprehensive income, net of taxes	—	—	—	—	682	682
Net issuance of restricted shares granted to employees	(1)	—	—	—	—	—
Stock compensation expense	—	—	1,046	—	—	1,046
Dividends (1)	—	—	—	(959)	—	(959)
BALANCE AT SEPTEMBER 30, 2024	22,157	$222	$279,530	$(40,510)	$(18,324)	$220,918

(1) Cash dividends declared per share of common stock were $0.1275 and $0.1275 in the nine months ended September 30, 2025 and 2024, respectively.
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Nine Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES
Net loss	$(45,089)	$(24,083)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16,533	16,241
Goodwill impairment	33,237	—
Amortization of financing costs	2,077	2,195
Gain on disposition of fixed assets	(94)	—
Mark to market loss on interest rate derivatives	755	1,184
Operating leases, net	(1,734)	(1,476)
Provision (recovery) for doubtful accounts	1,129	(241)
Deferred income taxes	—	144
Stock compensation expense	3,100	2,886
Equity in losses, net of taxes	—	2,092
Loss on equity securities	—	14,152
Changes in operating assets and liabilities
Accounts receivable	29,010	13,859
Inventory	(15,912)	(44,821)
Prepaid expenses, other current assets and other assets	(224)	2,929
Accounts payable, accrued expenses and other liabilities	(15,843)	16,759
Income taxes receivable	(2,215)	(2,894)
Income taxes payable	(860)	(663)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	3,870	(1,737)
INVESTING ACTIVITIES
Purchases of property and equipment	(3,221)	(1,604)
Net proceeds from sale of property	94	—
NET CASH USED IN INVESTING ACTIVITIES	(3,127)	(1,604)
FINANCING ACTIVITIES
Proceeds from revolving credit facility	236,941	180,725
Repayments of revolving credit facility	(219,726)	(177,984)
Repayments of term loan	(5,625)	(5,625)
Payments for finance lease obligations	(33)	(22)
Payments of tax withholding for stock based compensation	(416)	(1,083)
Cash dividends paid	(2,858)	(2,893)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	8,283	(6,882)
Effect of foreign exchange on cash	170	18
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,196	(10,205)
Cash and cash equivalents at beginning of period	2,929	16,189
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,125	$5,984
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(unaudited)

NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES
Organization and business
Lifetime Brands, Inc. (“the Company”) designs, sources and sells branded kitchenware, tableware and other products used in the home and markets its products under a number of widely-recognized brand names and trademarks, which are either owned or licensed by the Company or through retailers’ private labels and their licensed brands. The Company’s products, which are targeted primarily towards consumers purchasing moderately priced kitchenware, tableware and housewares, are sold through nearly every major level of trade. The Company generally markets several lines within each of its product categories under more than one brand. The Company sells its products directly to retailers (who may resell the Company’s products through their websites) and, to a lesser extent, to distributors. The Company also sells a selection of its products directly to consumers through its own websites.
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
Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.
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
September 30, 2025
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
Receivable purchase agreement
The Company has an uncommitted Receivables Purchase Agreement with HSBC Bank USA, National Association (“HSBC”) as Purchaser (the “Receivables Purchase Agreement”). The sale of accounts receivable, under the Receivables Purchase Agreement with HSBC, is excluded from the Company’s unaudited condensed consolidated balance sheets at the time of sale and the related sale expense is included in selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations. The Company did not sell receivables to HSBC during the three and nine months ended September 30, 2025 and September 30, 2024.
At September 30, 2025, $13.6 million of accounts receivables were available for sale to HSBC, net of applicable charges.
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
The components of inventory were as follows (in thousands):

	September 30, 2025	December 31, 2024
Finished goods	$212,114	$192,480
Work in process	41	62
Raw materials	9,030	9,866
Total	$221,185	$202,408

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
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
In the second quarter of 2025, the Company observed a sustained decline in the market valuation of the Company's common stock. Additionally, the Company's near term forecasts for the U.S. reporting unit were revised downward due to changes in retailer and consumer buying patterns, which were impacted by the recent changes in the U.S. tariff policies. Based on these factors the Company concluded that impairment indicators for the U.S. reporting unit were present as of June 30, 2025.
The Company performed an interim impairment test of the goodwill in the U.S. reporting unit as of June 30, 2025 by comparing its fair value with its carrying value. The analysis was performed by using a discounted cash flow and market multiple method. Accordingly, this fair value measurement is classified as Level 3 since it is based primarily on unobservable inputs. Based upon the analysis performed, the Company's U.S. reporting unit goodwill was fully impaired and a $33.2 million non-cash goodwill impairment charge was recognized. The goodwill impairment charge was the result of the decline in the Company's near term forecasts that were revised downward due to the changes in retailer and consumer buying patterns and an increase to the company-specific risk premium, which is an input to the cost of capital assumption, to address the potential risks in the long-term forecast which remain uncertain at this time. As of September 30, 2025, the Company's goodwill balance was zero.
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(unaudited)
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
Restructuring Expenses
Restructuring costs are recognized at fair value when the related liability is incurred. For severance and other employee-related costs, a liability is generally incurred on the date the restructuring plan is communicated to affected employees.
For the three and nine months ended September 30, 2025, the Company's International segment incurred $0.3 million of restructuring expenses related to severance associated with the reorganization of the International segment's workforce. The reorganization is in connection with Project Concord and primarily affects the structure of the International segment's merchandising and sales workforce.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
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
NOTE 2 —REVENUE
The Company sells products wholesale, to retailers and distributors, and retail, directly to consumers. Wholesale sales and retail sales are recognized at the point in time the customer obtains control of the products in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products. To indicate the transfer of control, the Company must have a present right to payment, legal title must have passed to the customer, the customer must have the significant risks and rewards of ownership, and where acceptance is not a formality, the customer must have accepted the product or service. The Company’s principal terms of sale are Free On Board (“FOB”) Shipping Point, or equivalent, and, as such, the Company primarily transfers control and records revenue for product sales upon shipment. Sales arrangements with delivery terms that are not FOB Shipping Point are not recognized upon shipment and the transfer of control for revenue recognition is evaluated based on the associated shipping terms and customer obligations. Shipping and handling fees that are billed to customers in sales transactions are included in net sales and amounted to $1.1 million and $2.5 million, respectively, for the three and nine months ended September 30, 2025 and $0.9 million and $2.2 million, respectively, for the three and nine months ended September 30, 2024. Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(unaudited)
The following tables present the Company’s net sales disaggregated by segment, product category and geographic region for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
U.S. segment
Kitchenware	$98,558	$97,343	$260,628	$261,660
Tableware	31,634	40,917	80,534	93,017
Home Solutions	27,929	31,962	64,784	76,528
Total U.S. segment	158,121	170,222	405,946	431,205

International segment	13,791	13,615	37,913	36,540
Total net sales	$171,912	$183,837	$443,859	$467,745

United States	$151,041	$159,759	$390,292	$409,588
United Kingdom	8,763	8,909	22,950	23,525
Rest of World	12,108	15,169	30,617	34,632
Total net sales	$171,912	$183,837	$443,859	$467,745

NOTE 3 — LEASES
The Company has operating leases for corporate offices, distribution facilities, a manufacturing plant, and certain vehicles.
The components of lease expense for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease expenses(1):
Fixed lease expense	$4,326	$4,276	$12,902	$12,804
Variable lease expense	1,600	1,628	5,165	4,646
Total	$5,926	$5,904	$18,067	$17,450
(1) Expenses are recorded within distribution expenses and selling, general and administrative expenses on the unaudited condensed consolidated statement of operations.
Supplemental cash flow information for lease related liabilities and assets for the nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$14,636	$14,280

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$754	$479
The aggregate future lease payments for operating leases as of September 30, 2025 were as follows (in thousands):

Operating
2025 (excluding the nine months ended September 30, 2025)	$4,900
2026	19,315
2027	15,080
2028	13,068
2029	6,829
2030	5,007
Thereafter	9,234
Total lease payments	73,433
Less: Interest	(11,002)
Present value of lease payments	$62,431
Average lease terms and discount rates were as follows:

September 30, 2025
Operating leases:
Weighted-average remaining lease term (years)	4.8
Weighted-average discount rate	6.6%
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
NOTE 4 —INVESTMENT
As of September 30, 2025, the Company has a 24.7% interest in Grupo Vasconia S.A.B. (“Vasconia”), an integrated manufacturer of aluminum products and a housewares company in Mexico. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange. The Quotation Key is VASCONI. During the second quarter of 2024, Vasconia’s shareholders approved a resolution to a reorganization process in terms of the Law of Commercial Bankruptcy in Mexico and subsequently a bankruptcy suit was filed against Vasconia by one of its largest suppliers. The Company concluded that the events constituted a loss of significant influence and resulted in the discontinuation of the equity method of accounting. The Company accounts for its Vasconia investment at fair value in accordance with Accounting Standards Codification (“ASC”) Topic 321: Investments — Equity Securities, with any changes in fair value recorded within income (loss) on equity securities on the consolidated statements of operations. The fair value of the Vasconia investment was not material as of September 30, 2025.
Given Vasconia's limited trading activity, recent operating results of Vasconia and impact of the bankruptcy related activity, the fair value of the Vasconia investment was measured using the income approach based on Level 3 unobservable inputs.
Prior to accounting for the investment in Vasconia at fair value, equity in losses, net of taxes recognized for the nine months ended September 30, 2024 was $2.1 million.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(unaudited)
On March 13, 2025, the Company and Vasconia entered into Amendment No. 6 of the Shares Subscription Agreement, which among other items, terminated the Company’s rights to designate individuals to be nominated as members of the Vasconia board of directors. The Company did not have any designated members nominated to the Vasconia board of directors as of the date of the amendment.
NOTE 5 — INTANGIBLE ASSETS
Intangible assets consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025				December 31, 2024
	Gross	Impairment	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill(1)	$33,237	$(33,237)	$—	$—	$33,237	$—	$33,237
Finite-lived intangible assets:
Licenses	15,847	—	(12,908)	2,939	15,847	(12,566)	3,281
Trade names	104,614	—	(33,717)	70,897	104,459	(28,619)	75,840
Customer relationships	143,159	—	(80,886)	62,273	143,157	(73,505)	69,652
Other	5,894	—	(4,732)	1,162	5,868	(4,351)	1,517
Total	$302,751	$(33,237)	$(132,243)	$137,271	$302,568	$(119,041)	$183,527
(1) The net value at September 30, 2025 reflects a reduction of $113.0 million impairment charges within U.S. segment and $11.9 million impairment charges within International segment. The gross and net value at December 31, 2024 reflect a reduction of $79.8 million impairment charges within U.S. segment and $11.9 million impairment charges within International segment.
Goodwill impairment test
In the second quarter of 2025, the Company observed a sustained decline in the market valuation of the Company's common stock. Additionally, the Company's near term forecasts for the U.S. reporting unit were revised downward due to changes in retailer and consumer buying patterns, which were impacted by the recent changes in the U.S. tariff policies. Based on these factors the Company concluded that impairment indicators for the U.S. reporting unit were present as of June 30, 2025.
The Company performed an interim impairment test of the goodwill in the U.S. reporting unit as of June 30, 2025 by comparing its fair value with its carrying value. The analysis was performed by using a discounted cash flow and market multiple method. Accordingly, this fair value measurement is classified as Level 3 since it is based primarily on unobservable inputs. Based upon the analysis performed, the Company's U.S. reporting unit goodwill was fully impaired and a $33.2 million non-cash goodwill impairment charge was recognized. The goodwill impairment charge was the result of the decline in the Company's near term forecasts that were revised downward due to the changes in retailer and consumer buying patterns and an increase to the company-specific risk premium, which is an input to the cost of capital assumption, to address the potential risks in the long-term forecast which remain uncertain at this time. As of September 30, 2025, the Company's goodwill balance was zero.
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
September 30, 2025
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
As of September 30, 2025 and December 31, 2024, the total availability under the ABL Agreement were as follows (in thousands):

	September 30, 2025	December 31, 2024
Maximum aggregate principal allowed	$200,000	$176,329
Outstanding borrowings under the ABL Agreement	(62,411)	(42,693)
Standby letters of credit	(11,564)	(8,828)
Total availability under the ABL Agreement	$126,025	$124,808

Availability under the ABL Agreement is limited to the lesser of the $200.0 million commitment thereunder and the borrowing base and therefore depends on the valuation of certain current assets comprising the borrowing base. The borrowing capacity under the ABL Agreement will depend, in part, on eligible levels of accounts receivable and inventory that fluctuate regularly. Due to the seasonality of the Company’s business, the Company may have greater borrowing availability during the third and fourth quarters of each year. Consequently, the $200.0 million commitment thereunder may not represent actual borrowing capacity. The Company’s borrowing capacity may be further limited by the Term Loan financial covenant of 5.00 to 1.00 maximum Total Net Leverage Ratio. As of September 30, 2025, the availability under the ABL Agreement, limited by the Term Loan financial covenant, was $25.2 million.
The current and non-current portions of the Company’s Term Loan included in the condensed consolidated balance sheets were as follows (in thousands):

	September 30, 2025	December 31, 2024
Current portion of Term Loan:
Term Loan payment	$7,500	$7,500
Estimated unamortized debt issuance costs	(2,513)	(2,609)
Total Current portion of Term Loan	$4,987	$4,891

Non-current portion of Term Loan:
Term Loan, net of current portion	$129,375	$135,000
Estimated unamortized debt issuance costs	(2,179)	(4,051)
Total Non-current portion of Term Loan	$127,196	$130,949
The 2024 excess cash flow payment of $1.2 million was paid on April 4, 2025 and reduced the scheduled quarterly payment due on June 30, 2025. As of September 30, 2025, the Company estimates no excess cash flow payment will be due for 2025.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
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
Borrowings under the revolving credit facility bear interest, at the Company’s option, at one of the following rates: (i) an alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.5% or one-month Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus 1.0% as of a specified date in advance of the determination, but in each case not less than 1.0%, plus a margin of 0.25% to 0.50%, or (ii) Adjusted Term SOFR, which is the Term SOFR Rate for the selected 1, 3 or 6 month interest period plus 0.10% (or Euro Interbank Offered Rate “EURIBOR” for borrowings denominated in Euro; or Sterling Overnight Index Average “SONIA” for borrowings denominated in Pounds Sterling), but in each case not less than zero, plus a margin of 1.25% to 1.50%. The respective margins are based upon average quarterly availability, as defined in and computed pursuant to the ABL Agreement. In addition, the Company pays a commitment fee of 0.20% to 0.25% per annum based on the average daily unused portion of the aggregate commitment under the ABL Agreement. The interest rate on outstanding borrowings under the ABL Agreement at September 30, 2025 was between 3.27% and 5.76%. The Company paid a commitment fee of 0.25% on the unused portion of the ABL Agreement during the nine months ended September 30, 2025.
The Term Loan bears interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of (x) the prime rate, (y) a federal funds and overnight bank funding based rate plus 0.5% or (z) one-month Adjusted Term SOFR, but not less than 1.0%, plus 1.0%, plus a margin of 4.5% or (ii) Adjusted Term SOFR (Term SOFR plus the Term SOFR Adjustment) for the applicable interest period, but not less than 1.0%, plus a margin of 5.5%. The interest rate on outstanding borrowings under the Term Loan at September 30, 2025 was 9.75%.
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
The Company was in compliance with the covenants of the Debt Agreements at September 30, 2025.
The Company expects that it will continue to borrow, subject to availability, and repay funds under the ABL Agreement based on working capital and other corporate needs.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(unaudited)
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
In March 2024 and October 2024, the Company entered into interest rate swap agreements, each with an aggregate notional value of $25.0 million and expire in August 2027. These non-designated interest rate swaps serve as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. The Company’s total outstanding notional value of interest rate swaps was $50.0 million at September 30, 2025.
Foreign Exchange Contracts
To reduce the impact of changes in foreign currency exchange rates on its results, from time to time the Company is a party to certain foreign exchange contracts, primarily to offset the earnings impact related to fluctuations in foreign currency exchange rates associated with inventory purchases. The Company designates these contracts for accounting purposes as cash flow hedges. The Company purchases foreign currency forward contracts with terms less than 18 months. The aggregate gross notional value of foreign exchange contracts at September 30, 2025 was $3.4 million.
The fair values of the Company’s derivative financial instruments included in the condensed consolidated balance sheets are presented as follows (in thousands):

Derivatives designated as hedging instruments	Balance Sheet Location	September 30, 2025	December 31, 2024
Foreign exchange contracts	Prepaid expenses and other current assets	$—	$256
	Accrued expenses	132	—

Derivatives not designated as hedging instruments	Balance Sheet Location	September 30, 2025	December 31, 2024
Interest rate swaps	Prepaid expenses and other current assets	$—	$102
	Other assets	—	379
	Other long-term liabilities	428	154
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
September 30, 2025
(unaudited)
The amounts of gains and losses, realized and unrealized, related to the Company’s derivative financial instruments designated as hedging instruments are recognized in other comprehensive income, net of taxes, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives designated as hedging instruments	2025	2024	2025	2024
Foreign exchange contracts	$141	$(203)	$(449)	$20
Realized gains and losses on foreign exchange contracts that are reported in other comprehensive income are reclassified into cost of sales as the underlying inventory purchased is sold.
During the three and nine months ended September 30, 2025, the Company reclassified $0.03 million and $0.1 million, respectively, of cash flow hedges in accumulated other comprehensive losses to earnings, related to foreign exchange contracts recognized in cost of sales. At September 30, 2025, the estimated amount of existing net losses expected to be reclassified into earnings within the next 12 months was $0.2 million.
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
Interest and mark to market losses related to the Company’s derivative financial instruments not designated as hedging instruments that were recognized in earnings are as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments	Location of gain (loss)	2025	2024	2025	2024
Interest rate swaps	Mark to market loss on interest rate derivatives	$(8)	$(928)	$(755)	$(1,184)
	Interest expense	65	298	298	828
		$57	$(630)	$(457)	$(356)
NOTE 8 — STOCK COMPENSATION
As of September 30, 2025, there were 908,049 shares available for the grant of awards under the Company’s Amended and Restated 2000 Long Term Incentive Plan (“Plan”), assuming maximum performance of performance-based awards.
Option Awards
A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2025 is as follows:

	Options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Options outstanding, January 1, 2025	782,500	$11.41
Grants	44,500	5.13
Options outstanding, September 30, 2025(1)	827,000	11.07	4.3	$—
Options exercisable, September 30, 2025	700,000	$11.73	3.5	$—
Total unrecognized stock option expense remaining (in thousands)	$311
Weighted-average years expected to be recognized over	1.6
(1) Includes a non-plan stock option award of 15,000 stock options granted in 2024.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(unaudited)
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their exercisable in-the-money stock options on September 30, 2025. The intrinsic value is calculated for each in-the-money stock option as the difference between the closing price of the Company’s common stock on September 30, 2025 and the exercise price.
Restricted Stock
A summary of the Company’s restricted stock activity and related information for the nine months ended September 30, 2025 is as follows:

	Restricted Shares	Weighted- average grant date fair value
Non-vested restricted shares, January 1, 2025	593,526	$9.46
Grants	588,698	4.57
Vested	(286,320)	9.96
Forfeitures	(6,751)	7.91
Non-vested restricted shares, September 30, 2025	889,153	$6.07
Total unrecognized compensation expense remaining (in thousands)	$4,071
Weighted-average years expected to be recognized over	1.6
The total fair value of restricted stock that vested during the nine months ended September 30, 2025 was $1.3 million.
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
A summary of the Company’s performance-based award activity and related information for the nine months ended September 30, 2025 is as follows:

	Performance- based stock awards (1)	Weighted- average grant date fair value
Non-vested performance-based awards, January 1, 2025	529,407	$8.96
Grants	331,561	5.13
Forfeitures(2)	(128,796)	11.96
Non-vested performance-based awards, September 30, 2025	732,172	$6.70
Total unrecognized compensation expense remaining (in thousands)	$2,110
Weighted-average years expected to be recognized over	1.8
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(unaudited)
A summary of the Company’s cash-settled performance-based awards activity and related information for the nine months ended September 30, 2025 is as follows:

	Cash-settled performance-based awards (1)	Weighted- average fair value
Non-vested cash-settled performance-based awards, January 1, 2025	82,176	$5.91
Forfeitures(2)	(82,176)	5.91
Non-vested cash-settled performance-based awards, September 30, 2025	—	$—
Total unrecognized compensation expense remaining (in thousands)	$—
Weighted-average years expected to be recognized over	0.0
(1) Represents the target number of units to be settled in cash.
(2) Includes the forfeiture of performance-based awards granted in 2022 as the performance metric was not attained.
The Company recorded stock compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Stock Compensation Expense Components	2025	2024	2025	2024
Equity based stock option expense	$50	$73	$184	$183
Restricted and performance-based stock awards expense	946	973	2,919	2,706
Stock compensation expense for equity based awards	996	1,046	3,103	2,889
Liability based stock option expense	(2)	(4)	(3)	(3)
Total Stock Compensation Expense	$994	$1,042	$3,100	$2,886

NOTE 9 —(LOSS) INCOME PER COMMON SHARE
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
The calculations of basic and diluted (loss) income per common share for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except per share amounts)
Net (loss) income – Basic and Diluted	$(1,189)	$344	$(45,089)	$(24,083)
Weighted-average shares outstanding – Basic	21,768	21,562	21,683	21,454
Effect of dilutive securities:
Stock options and other stock awards	—	48	—	—
Weighted-average shares outstanding – Diluted	21,768	21,610	21,683	21,454
Basic (loss) income per common share	$(0.05)	$0.02	$(2.08)	$(1.12)
Diluted (loss) income per common share	$(0.05)	$0.02	$(2.08)	$(1.12)
Antidilutive Securities(1)	1,713	1,231	1,571	1,504
(1) Stock options and other stock awards that have been excluded from the denominator as their inclusion would have been anti-dilutive.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(unaudited)
NOTE 10— INCOME TAXES
Income tax provision of $2.9 million and income tax benefit of $(0.1) million for the three and nine months ended September 30, 2025, respectively, represent taxes on both U.S. and foreign earnings at a combined effective income tax provision rate of 171.1% and benefit rate of 0.14%, respectively. The effective tax rate for the three months ended September 30, 2025 differs from the federal statutory income tax rate of 21.0% primarily due to the impact of non-deductible expenses, foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance and a partial valuation allowance on U.S. deferred tax assets that are not more likely than not to be realized as a result of the goodwill impairment in the second quarter. The effective tax rate for the nine months ended September 30, 2025 differs from the federal statutory income tax rate of 21.0% primarily due to a partial valuation allowance on U.S. deferred tax assets that are not more likely than not to be realized as a result of the goodwill impairment in the second quarter.
Income tax provision of $1.5 million and $1.7 million for the three and nine months ended September 30, 2024, respectively, represent taxes on both U.S. and foreign earnings at a combined effective income tax provision rate of 81.4% and (8.2)%, respectively. The effective tax rate for the three months ended September 30, 2024 differs from the federal statutory income tax rate of 21.0% primarily due to foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance. The negative rate for the nine months ended September 30, 2024 reflects tax expense on a pretax financial reporting loss. The effective tax rate for the nine months ended September 30, 2024 differs from the federal statutory income tax rate of 21.0% primarily due to the impact of non-deductible expenses and foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance
The Company has identified the following jurisdictions as “major” tax jurisdictions: U.S. Federal, California, Massachusetts, New Jersey, New York and the United Kingdom.
The Company evaluates its tax positions on a quarterly basis and revises its estimates accordingly. There were no material changes to the Company’s uncertain tax positions, interest, or penalties during the three-month periods ended September 30, 2025 and September 30, 2024.
The One Big Beautiful Bill Act (“OBBBA”) was enacted on July 4, 2025 with various provisions impacting the Company, including interest expense limitation and deduction of domestic R&D expenses. The Company assessed the impact of OBBBA as not material to the 2025 financial statements.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
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
The Company’s chief operation decision maker (“CODM”) is the Company’s Chief Executive Officer. The Company has segmented its operations to reflect the manner in which the CODM reviews and evaluates the results of its operations. The CODM allocates operating and capital resources and evaluates the performance of the Company’s segments based on segment net sales, segment gross margin, and segment income (loss) from operations. Such measures give recognition to specifically identifiable operating costs. Significant segment expenses that are included in segment operating income consist of cost of sales, distribution expenses (which include freight-out expenses and warehouse expenses) and selling, general and administrative expenses.
Certain general and administrative expenses are not allocated to the Company’s segments as these represent corporate level activities and are reflected below as unallocated corporate expenses. These costs primarily include senior executive salaries and benefits, stock compensation, director fees and accounting, legal fees and consulting fees.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Segment Performance Measures:	(in thousands)
Net sales:
U.S.	$158,121	$170,222	$405,946	$431,205
International	13,791	13,615	37,913	36,540
Total net sales	$171,912	$183,837	$443,859	$467,745
Gross Margin:
U.S.	$55,560	$62,721	$148,893	$166,483
International	4,864	4,696	13,007	13,031
Total gross margin	$60,424	$67,417	$161,900	$179,514
Income (loss) from operations
U.S.	$12,941	$16,191	$(14,781)	$34,822
International	(2,561)	(3,292)	(8,841)	(9,313)
Unallocated corporate expenses(1)	(3,687)	(4,286)	(5,793)	(13,899)
Income (loss) from operations	$6,693	$8,613	$(29,415)	$11,610
(1) Unallocated corporate expenses for the nine months ended September 30, 2025 included a net legal settlement gain of $6.4 million. Details see NOTE 12 — CONTINGENCIES

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Supplemental information for significant segment expenses:	(in thousands)
Cost of sales:
U.S.	$102,561	$107,501	$257,053	$264,722
International	8,927	8,919	24,906	23,509
Total cost of sales	$111,488	$116,420	$281,959	$288,231
Freight-out expenses:
U.S.	$3,624	$3,377	$10,025	$8,733
International	651	691	1,913	2,151
Total freight-out expenses	$4,275	$4,068	$11,938	$10,884
Warehouse expenses:
U.S.	$10,583	$13,205	$32,543	$32,722
International	3,081	2,761	8,842	7,661
Total warehouse expenses	$13,664	$15,966	$41,385	$40,383
Selling, general and administrative expenses:
U.S.	$28,412	$29,948	$87,869	$90,206
International	3,389	4,536	10,789	12,532
Unallocated corporate expenses(1)	3,687	4,286	5,793	13,899
Total selling, general and administrative expenses	$35,488	$38,770	$104,451	$116,637
Goodwill impairment:
U.S.	$—	$—	$33,237	$—
Restructuring expenses:
International	$304	$—	$304	$—
(1) Unallocated corporate expenses for the nine months ended September 30, 2025 included a net legal settlement gain of $6.4 million. Details see NOTE 12 — CONTINGENCIES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Depreciation and amortization:
U.S.	$5,063	$6,113	$15,545	$15,381
International	335	295	988	860
Total depreciation and amortization	$5,398	$6,408	$16,533	$16,241
Capital expenditures:
U.S.	$440	$450	$3,128	$1,388
International	35	56	93	216
Total capital expenditures	$475	$506	$3,221	$1,604

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(unaudited)

	September 30, 2025	December 31, 2024
	(in thousands)
Assets
U.S.	$482,482	$542,420
International	84,302	88,961
Unallocated corporate	14,340	2,929
Total Assets	$581,124	$634,310

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
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
In December 2018, the Company, WSPR, and other identified potentially responsible parties affiliated with the Site entered into tolling agreements with the U.S. government to extend the statute of limitations for potential claims for the recovery of response costs for the initial operable unit under Section 107 of CERCLA. The tolling agreements have been extended multiple times and currently expire in November 2025. In October 2025, the U.S. government requested that the parties extend the tolling agreement until November 10, 2026. WSPR agreed to the extension. The tolling agreements do not constitute in any way an admission or acknowledgment of any fact, conclusion of law, or liability by the parties to the agreements.
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
In August 2021, WSPR received a Notice of Liability for the Site from the Department of Justice on behalf of the EPA, and in September 2021, WSPR responded with a good faith offer to conduct additional testing and remedial design work for OU-1. WSPR actively participated in negotiations among the U.S. Government (the Department of Justice and the EPA) and other potentially responsible parties with respect to the remedial work at OU-1, which negotiations culminated in the finalization of a Consent Decree for Remedial Design and Remedial Action at Operable Unit One of the San German Groundwater Contamination Site (“Decree”). On July 26, 2023, the U.S. Government filed a complaint in United States District Court for the District of Puerto Rico for the purpose of seeking judicial approval of the Decree. As required by applicable regulations, the U.S. Government simultaneously lodged the Decree for public comment. No comments were received during the public

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(unaudited)
comment period. On September 6, 2023, at the conclusion of the public comment period, the U.S. Government filed a Motion to Enter the Decree, and the court entered the Decree into order on December 14, 2023, thereby effectuating the Decree. On January 10, 2024, EPA issued a notice to proceed with the OU-1 remedial work. The Company thereafter commenced remedial work on OU-1 in accordance with the Decree. WSPR submitted the final draft Remedial Design Work Plan, Supplemental Pre-Design Investigation Work Plan, and Pilot Study Work Plan to EPA on May 30, 2025, and awaits EPA approval on those documents to move forward with the remediation.
The Company reserved $5.6 million to cover probable and estimable liabilities with respect to the above remedial design and remedial action for OU-1. However, it is not possible at this time for the Company to estimate its share of its ultimate liability for the Site. In the event of one or more adverse determinations related to this matter, it is possible that the ultimate liability resulting from this matter and the impact on the Company’s results of operations could be material. As of September 30, 2025, the remaining probable and reasonably estimable liability related to the above remedial design and remedial action for OU-1 is $5.4 million.
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(unaudited)
NOTE 13 — OTHER
Cash dividends
Dividends declared in the nine months ended September 30, 2025 were as follows:

Dividend per share	Date declared	Date of record	Payment date
$0.0425	3/11/2025	5/1/2025	5/15/2025
$0.0425	6/18/2025	8/1/2025	8/15/2025
$0.0425	8/5/2025	10/31/2025	11/14/2025
During the nine months ended September 30, 2025, the Company paid dividends of $2.9 million. This included payments made on February 14, 2025, May 15, 2025 and August 15, 2025 of $0.9 million, $0.9 million and $1.0 million to stockholders of record on January 31, 2025, May 1, 2025 and August 1, 2025 respectively, and payments of $0.1 million for dividends payable upon the vesting of restricted shares.
In the three months ended September 30, 2025, the Company reduced retained earnings for the accrual of $1.0 million relating to the dividend payable on November 14, 2025.
On November 4, 2025, the Board declared a quarterly dividend of $0.0425 per share of common stock payable on February 13, 2026 to stockholders of record on January 30, 2026.
Stock repurchase program
On March 14, 2022, the Company announced that its Board of Directors of the Company authorized the repurchase of up to $20.0 million of the Company’s common stock, replacing the Company’s previously-authorized $10.0 million share repurchase program. The repurchase authorization permits the Company to effect repurchases from time to time through open market purchases and privately negotiated transactions. No shares were repurchased during the nine months ended September 30, 2025. As of September 30, 2025, the remaining dollar amount available for repurchases under the Board of Directors’ authorized plan was $11.1 million.
Supplemental cash flow information

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$13,089	$14,860
Cash paid for taxes, net of refunds	3,012	5,073

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(unaudited)
Components of accumulated other comprehensive loss, net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Accumulated translation adjustment:
Balance at beginning of period	$(17,772)	$(18,369)	$(18,384)	$(32,614)
Translation adjustment during period	(81)	872	531	965
Amounts reclassified from accumulated other comprehensive loss(1)	—	—	—	14,152
Net change in translation adjustment	(81)	872	531	15,117
Balance at end of period	$(17,853)	$(17,497)	$(17,853)	$(17,497)
Accumulated deferred losses on cash flow hedges:
Balance at beginning of period	$(343)	$89	$247	$(134)
Change in unrealized gain (losses)	113	(235)	(562)	(163)
Amounts reclassified from accumulated other comprehensive loss:
Settlement of cash flow hedge (2)	28	32	113	183
Net change in cash flow hedges, net of taxes of $0, $0, $0, $0	141	(203)	(449)	20
Balance at end of period	$(202)	$(114)	$(202)	$(114)
Accumulated effect of retirement benefit obligations:
Balance at beginning of period	$(170)	$(726)	$(178)	$(751)
Amounts reclassified from accumulated other comprehensive loss: (3)
Amortization of actuarial loss, net of taxes of $(1), $(5), $(4), $(13)	5	13	13	38
Balance at end of period	$(165)	$(713)	$(165)	$(713)
Total accumulated other comprehensive loss at end of period	$(18,220)	$(18,324)	$(18,220)	$(18,324)
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
•Legislative and regulatory risk, including those relating to the recent enactment of the OBBBA and the impact of a continued shutdown of the U.S. government;
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
RECENT DEVELOPMENTS
The Company sources almost all of its product from third-party manufacturers outside the U.S., primarily in China. This geographic concentration in suppliers exposes the Company to risks associated with doing business globally, including risks relating to changes in U.S. tariff and trade policies. New or increased tariffs, quotas, embargoes, or other trade barriers could adversely impact our supply chain and cost structure. To mitigate the impact of these tariffs, the Company has negotiated price increases to its U.S. customers, negotiated lower product costs with its foreign suppliers and pursues diversification of its foreign sourced products to countries that are expected to be subject to lower tariffs. The Company's tariff mitigation strategy is intended to maintain the Company's gross margin dollars and therefore, may result in a decline in gross margin percentage. If tariffs rates were to increase further and the Company is unable to mitigate the impact of the increase cost, it would result in lower gross margin from the sale of its products. The broader macroeconomic impacts related to the changes in tariff policies including potential mitigation efforts by retailers may negatively impact consumer spending and buying patterns of the Company's products. This could materially adversely affect the Company’s results of operations and financial condition.
In January 2025, the Company announced the relocation of the Company’s east coast distribution operations currently located in Robbinsville, NJ (the “Robbinsville Facility”) to Hagerstown, Maryland (the “Hagerstown Facility”). In connection with the relocation, the Company expects to incur exit costs of approximately $7.0 million for employee severance, certain employee relocation costs, and remaining lease costs for the Robbinsville Facility, which costs are expected to be incurred in 2025 and 2026.
The Hagerstown Facility will require capital expenditures for equipment and certain leasehold improvements of approximately $9.0 million. Start-up costs are estimated to be approximately $7.0 million, which includes recruitment, relocation of inventory, set up costs and lease expenses prior to the Hagerstown Facility being fully operational. These one-time costs are expected to be incurred in 2026. The Company expects that the Hagerstown Facility will be operational in the second quarter of 2026. Additionally, in connection with the relocation to the Hagerstown Facility, the Company will receive tax abatement and incentives over the term of the lease from the State of Maryland and Washington County, Maryland totaling approximately $13.1 million. These incentives include real property tax abatement, employee state withholding tax credit, conditional grants and income tax credits.

In January 2025, the Company launched Project Concord, management's comprehensive plan to propel growth and streamline the cost structure of its International operations. The Company expects this plan to improve future results of its International segment through sales growth and the identified costs efficiencies. On July 8, 2025, the Company announced a reorganization of its international workforce in connection with Project Concord. The reorganization primarily affected the structure of the International segment's merchandising and sales workforce. The restructuring expenses related to severance associated with the reorganization of $0.3 million was recorded in the third quarter of 2025.
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

RESULTS OF OPERATIONS
The following table sets forth statements of operations data of the Company as a percentage of net sales for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.9	63.3	63.5	61.6
Gross margin	35.1	36.7	36.5	38.4
Distribution expenses	10.4	10.9	12.0	11.0
Selling, general and administrative expenses	20.6	21.1	23.5	24.9
Goodwill impairment	—	—	7.5	—
Restructuring expenses	0.2	—	0.1	—
Income (loss) from operations	3.9	4.7	(6.6)	2.5
Interest expense	(2.9)	(3.2)	(3.4)	(3.5)
Mark to market loss on interest rate derivatives	—	(0.5)	(0.2)	(0.3)
Loss on equity securities	—	—	—	(3.0)
Income (loss) before income taxes and equity in losses	1.0	1.0	(10.2)	(4.3)
Income tax (provision) benefit	(1.7)	(0.8)	—	(0.4)
Equity in losses, net of taxes	—	—	—	(0.4)
Net (loss) income	(0.7)%	0.2%	(10.2)%	(5.1)%

MANAGEMENT’S DISCUSSION AND ANALYSIS
THREE MONTHS ENDED SEPTEMBER 30, 2025 COMPARED TO THE THREE MONTHS ENDED
SEPTEMBER 30, 2024
Net Sales
Consolidated net sales for the three months ended September 30, 2025 were $171.9 million, representing a decrease of $11.9 million, or 6.5%, as compared to net sales of $183.8 million for the corresponding period in 2024. In constant currency, a non-GAAP financial measure, which excludes the impact of foreign exchange fluctuations and was determined by applying 2025 average rates to 2024 local currency amounts, consolidated net sales decreased by $12.5 million, or 6.8%, as compared to consolidated net sales in the corresponding period in 2024.
Net sales for the U.S. segment for the three months ended September 30, 2025 were $158.1 million, a decrease of $12.1 million, or 7.1%, as compared to net sales of $170.2 million for the corresponding period in 2024. For the three months ended September 30, 2025, net sales were favorably impacted by higher selling prices, reflecting the implementation of price increases for the Company's U.S. customers that became effective during the third quarter of 2025. This impact was offset by lower sales volume, as price increases softened consumer demand and certain retailers shifted the timing of orders.
Net sales for the U.S. segment’s Kitchenware product category were $98.6 million for the three months ended September 30, 2025, an increase of $1.3 million, or 1.3%, as compared to $97.3 million for the corresponding period in 2024. The increase was driven by higher sales for cutlery and boards and kitchen measurement products. These increases were offset by a reduction in sales for bakeware and barware products.
Net sales for the U.S. segment’s Tableware product category were $31.6 million for the three months ended September 30, 2025, a decrease of $9.3 million, or 22.7%, as compared to $40.9 million for the corresponding period in 2024. The decrease was attributable to lower warehouse club programs for dinnerware and flatware.
Net sales for the U.S. segment’s Home Solutions product category were $27.9 million for the three months ended September 30, 2025, a decrease of $4.1 million, or 12.8%, as compared to $32.0 million for the corresponding period in 2024. The decrease was attributable to lower sales for home décor and bath measurement products, which was partially offset by higher sales in the back-to-school lunch box category.
Net sales for the International segment were $13.8 million for the three months ended September 30, 2025, an increase of $0.2 million, or 1.5%, as compared to net sales of $13.6 million for the corresponding period in 2024. In constant currency, a non-GAAP financial measure, which excludes the impact of foreign exchange fluctuations, net sales decreased by $0.4 million, or 2.7%, as compared to consolidated net sales in the corresponding period in 2024. The decrease in constant currency net sales was driven by lower sales in the U.K., partially offset by higher sales in the Asia Pacific region.
Gross margin
Gross margin for the three months ended September 30, 2025 was $60.4 million, or 35.1%, as compared to $67.4 million, or 36.7%, for the corresponding period in 2024.
Gross margin for the U.S. segment was $55.5 million, or 35.1%, for the three months ended September 30, 2025, as compared to $62.7 million, or 36.8%, for the corresponding period in 2024. The decrease in the gross margin percentage was attributable to higher selling prices, offset by higher tariffs. The decrease in gross margin dollars was driven by lower sales volume.
Gross margin for the International segment was $4.9 million, or 35.5%, for the three months ended September 30, 2025, as compared to $4.7 million, or 34.6%, for the corresponding period in 2024. The increase in gross margin percentage was driven by customer and product mix.
Distribution expenses
Distribution expenses for the three months ended September 30, 2025 were $17.9 million, as compared to $20.0 million for the corresponding period in 2024. Distribution expenses as a percentage of net sales were 10.4% for the three months ended September 30, 2025, as compared to 10.9% for the three months ended September 30, 2024.
Distribution expenses as a percentage of net sales for the U.S. segment were 9.0% and 9.7% for the three months ended September 30, 2025 and 2024, respectively. Distribution expense during the three months ended September 30, 2025 and 2024 included $0.1 million and $0.6 million, respectively, for redesign costs related to the Company's warehouses. As a percentage of sales shipped from the Company’s U.S. warehouses, excluding non-recurring expenses, distribution expenses were 8.5% and 10.1% for the three months ended September 30, 2025 and 2024, respectively. The decrease in expenses as a percentage of sales was attributable to lower depreciation expense due to changes in asset retirement obligation estimates in the prior year, improved labor management efficiencies resulting in a decrease of employee expenses and higher sales volume due to sales mix resulting in a favorable impact of fixed expenses. The decrease was partially offset by higher software expenses due to the launch of a new warehouse management system at the Company's west coast distribution center in September 2024.
Distribution expenses as a percentage of net sales for the International segment were 27.1% for the three months ended September 30, 2025, compared to 25.4% for the corresponding period in 2024. As a percentage of sales shipped from the Company’s international warehouses distribution expenses were 22.6% and 24.2% for the three months ended September 30, 2025 and 2024, respectively. The decrease in expenses as a percentage of sales was due to lower freight-out expenses and higher shipment volume due to sales mix resulting in favorable impact of fixed expenses, partially offset by an increase in expense due to expanded distribution of the Company's products within the Asia Pacific region.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended September 30, 2025 were $35.5 million, a decrease of $3.3 million, or 8.5%, as compared to $38.8 million for the corresponding period in 2024.
Selling, general and administrative expenses for the U.S. segment were $28.4 million for the three months ended September 30, 2025, as compared to $29.9 million for the corresponding period in 2024. As a percentage of net sales, selling, general and administrative expenses were 18.0% and 17.6% for the three months ended September 30, 2025 and 2024, respectively. The decrease in selling, general and administrative expenses was attributable to lower employee expenses, including incentive compensation, partially offset by an increase in amortization expense related to an indefinite-lived trade name, which was reclassified to a finite-lived trade name in the fourth quarter 2024. The increase in selling, general and administrative expenses as a percentage of net sales, was attributable to the impact of fixed costs on lower sales volume.
Selling, general and administrative expenses for the International segment were $3.4 million for the three months ended September 30, 2025, as compared to $4.5 million for the corresponding period in 2024. As a percentage of net sales, selling, general and administrative expenses were 24.6% and 33.1% for the three months ended September 30, 2025 and 2024, respectively. The decrease in expenses was due to lower employee expenses, lower advertising and commission expenses, and the prior year expense included penalties related to tax filings.
Unallocated corporate expense for the three months ended September 30, 2025 was $3.7 million, as compared to $4.3 million for the corresponding period in 2024. The decrease compared to the prior period was due to lower incentive compensation and legal expenses.
Restructuring expense
Restructuring expenses for the International segment were $0.3 million for the three months ended September 30, 2025, which was related to severance associated with the reorganization of the International segment's workforce. The reorganization is in connection with Project Concord and primarily affects the structure of the International segment's merchandising and sales workforce.
Interest expense
Interest expense was $5.0 million and $5.8 million for the three months ended September 30, 2025 and 2024, respectively. The decrease in expense was a result of lower average outstanding borrowings in the current period, and lower interest rates on outstanding borrowings.
Mark to market loss on interest rate derivatives
Mark to market loss on interest rate derivatives was $0.01 million for the three months ended September 30, 2025, as compared to $0.9 million for the three months ended September 30, 2024. The loss recognized for the three months ended September 30, 2025 and 2024, respectively, was attributable to the change in the fair value due to the change in the projected interest rate environment. The mark to market amount represents the change in fair value on the Company’s interest rate derivatives that have not been designated as hedging instruments. These derivatives were entered into for purposes of locking-in a fixed interest rate on a portion of the Company’s variable interest rate debt. As of September 30, 2025, the intent of the Company is to hold these derivative contracts until their maturity.
Income taxes

Income tax provision of $2.9 million and $1.5 million for the three months ended September 30, 2025 and 2024, respectively, represent taxes on both U.S. and foreign earnings at a combined effective income tax provision rate of 171.1% and 81.4%, respectively. The effective tax rate for the three months ended September 30, 2025 differs from the federal statutory income tax rate of 21.0% primarily due to the impact of non-deductible expenses, foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance and a partial valuation allowance on U.S. deferred tax assets that are not more likely than not to be realized as a result of the goodwill impairment in the second quarter. The effective tax rate for the three months ended September 30, 2024 differs from the federal statutory income tax rate of 21.0% primarily due to foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance.
MANAGEMENT’S DISCUSSION AND ANALYSIS
NINE MONTHS ENDED SEPTEMBER 30, 2025 COMPARED TO THE NINE MONTHS ENDED
SEPTEMBER 30, 2024
Net Sales
Consolidated net sales for the nine months ended September 30, 2025 were $443.9 million, a decrease of $23.8 million, or 5.1%, as compared to net sales of $467.7 million for the corresponding period in 2024. In constant currency, a non-GAAP financial measure, which excludes the impact of foreign exchange fluctuations and was determined by applying 2025 average rates to 2024 local currency amounts, consolidated net sales decreased by $24.9 million, or 5.3%, as compared to consolidated net sales in the corresponding period in 2024.
Net sales for the U.S. segment for the nine months ended September 30, 2025 were $406.0 million, a decrease of $25.2 million, or 5.8%, as compared to net sales of $431.2 million for the corresponding period in 2024. For the nine months ended September 30, 2025, net sales were favorably impacted by higher selling prices, reflecting the implementation of price increases for the Company's U.S. customers that became effective during the third quarter of 2025. This impact was offset by lower sales volume, as price increases softened consumer demand and certain retailers shifted the timing of orders.
Net sales for the U.S. segment’s Kitchenware product category were $260.7 million for the nine months ended September 30, 2025, a decrease of $1.0 million, or 0.4%, as compared to $261.7 million for the corresponding period in 2024. The decrease was driven by lower sales for kitchen tools, bakeware and barware, partially offset by higher sales for cutlery and boards and kitchen measurement products.
Net sales for the U.S. segment’s Tableware product category were $80.5 million for the nine months ended September 30, 2025, a decrease of $12.5 million, or 13.4%, as compared to $93.0 million for the corresponding period in 2024. The decrease was driven by lower flatware sales due to a warehouse club program not repeated, partially offset by higher sales in dinnerware in the dollar channel.
Net sales for the U.S. segment’s Home Solutions product category were $64.8 million for the nine months ended September 30, 2025, a decrease of $11.7 million, or 15.3%, as compared to $76.5 million for the corresponding period in 2024. The decrease was attributable to lower sales of hydration products and bath measurement products. The decrease was partially offset by higher sales in the back-to-school lunch box category.
Net sales for the International segment were $37.9 million for the nine months ended September 30, 2025, an increase of $1.4 million, or 3.8%, as compared to net sales of $36.5 million for the corresponding period in 2024. In constant currency, a non-GAAP financial measure, which excludes the impact of foreign exchange fluctuations, net sales increased by $0.3 million, or 0.9%, as compared to consolidated net sales in the corresponding period in 2024. The increase was attributable to higher sales in the Asia Pacific region, partially offset by lower sales in the U.K.
Gross margin
Gross margin for the nine months ended September 30, 2025 was $161.9 million, or 36.5%, as compared to $179.5 million, or 38.4%, for the corresponding period in 2024.
Gross margin for the U.S. segment was $148.9 million, or 36.7%, for the nine months ended September 30, 2025, as compared to $166.5 million, or 38.6%, for the corresponding period in 2024. The decrease in the gross margin percentage was attributable to higher selling prices, offset by higher tariffs. The decrease in gross margin dollars was driven by lower sales volume.

Gross margin for the International segment was $13.0 million, or 34.3%, for the nine months ended September 30, 2025, as compared to $13.0 million, or 35.6%, for the corresponding period in 2024. The decrease in gross margin percentage was driven by customer and product mix.
Distribution expenses
Distribution expenses for the nine months ended September 30, 2025 were $53.3 million, as compared to $51.3 million for the corresponding period in 2024. Distribution expenses as a percentage of net sales were 12.0% for the nine months ended September 30, 2025, as compared to 11.0% for the nine months ended September 30, 2024.
Distribution expenses as a percentage of net sales for the U.S. segment were 10.5% and 9.6% for the nine months ended September 30, 2025 and 2024, respectively. Distribution expenses during the nine months ended September 30, 2025 and 2024 included $0.2 million and $0.7 million, respectively, for redesign costs related to the Company's warehouses. As a percentage of sales shipped from the Company’s U.S. warehouses, excluding non-recurring expenses, distribution expenses were 10.3% and 10.0% for the nine months ended September 30, 2025 and 2024, respectively. The increase in expenses as a percentage of sales was attributable to an increase in freight-out expenses, higher software expenses due to the launch of a new warehouse management system at the Company's west coast distribution center in September 2024, partially offset by lower depreciation expense due to changes in asset retirement obligation estimates in the prior year.
Distribution expenses as a percentage of net sales for the International segment were 28.4% for the nine months ended September 30, 2025, compared to 26.9% for the corresponding period in 2024. As a percentage of sales shipped from the Company’s international warehouses, distribution expenses were 24.6% and 24.3% for the nine months ended September 30, 2025 and 2024, respectively. The increase in expenses as a percentage of sales was primarily attributed to higher warehouse expenses related to the expanded distribution of the Company's products within the Asia Pacific region, partially offset by a decrease in freight-out expenses.
Selling, general and administrative expenses
Selling, general and administrative expenses for the nine months ended September 30, 2025 were $104.5 million, a decrease of $12.1 million, or 10.4%, as compared to $116.6 million for the corresponding period in 2024.
Selling, general and administrative expenses for the U.S. segment were $87.9 million for the nine months ended September 30, 2025, as compared to $90.2 million for the corresponding period in 2024. As a percentage of net sales, selling, general and administrative expenses were 21.7% and 20.9% for the nine months ended September 30, 2025 and 2024, respectively. The decrease in selling, general and administrative expenses was attributable to lower employee expenses, including incentive compensation, partially offset by an increase in provision for doubtful accounts in the current period, and an increase in amortization expense related to an indefinite-lived trade name, which was reclassified to a finite-lived trade name in the fourth quarter 2024. The increase in selling, general and administrative expenses as a percentage of net sales, was attributable to the impact of fixed costs on lower sales volume.
Selling, general and administrative expenses for the International segment were $10.8 million for the nine months ended September 30, 2025, as compared to $12.5 million for the corresponding period in 2024. As a percentage of net sales, selling, general and administrative expenses were 28.5% and 34.2% for the nine months ended September 30, 2025 and 2024, respectively. The decrease was primarily attributable to foreign currency exchange gains, lower advertising expenses and commissions, and the prior year expense included penalties related to tax filings.
Unallocated corporate expenses for the nine months ended September 30, 2025 were $5.8 million, as compared to expenses of $13.9 million for the corresponding period in 2024. The decrease in expenses was driven by the recognition of a net legal settlement gain of $6.4 million in the current period, lower incentive compensation, legal expenses and professional fees, partially offset by an increase in stock compensation expense.
Goodwill impairment
During the second quarter of 2025, the Company’s qualitative assessment of goodwill indicated triggering events had occurred in its U.S. reporting unit. The Company performed an interim impairment test of the goodwill in the U.S. reporting unit as of June 30, 2025, that resulted in a $33.2 million non-cash goodwill impairment charge.
Restructuring expense
Restructuring expenses for the International segment were $0.3 million for the nine months ended September 30, 2025, which was related to severance associated with the reorganization of the International segment's workforce. The reorganization is in connection with Project Concord and primarily affects the structure of the International segment's merchandising and sales workforce.
Interest expense
Interest expense was $15.0 million and $16.6 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease in expense was a result of lower average outstanding borrowings in the current period, and lower interest rates on outstanding borrowings.
Mark to market loss on interest rate derivatives
Mark to market loss on interest rate derivatives was $0.8 million for the nine months ended September 30, 2025, as compared to $1.2 million for the nine months ended September 30, 2024. The decrease was attributable to the change in the fair value based on the increase in interest rates. The mark to market amount represents the change in fair value on the Company’s interest rate derivatives that have not been designated as hedging instruments. These derivatives were entered into for purposes of locking-in a fixed interest rate on a portion of the Company’s variable interest rate debt. As of September 30, 2025, the intent of the Company is to hold these derivative contracts until their maturity.
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
Income taxes
Income tax benefit of $(0.1) million and income tax provision of $1.7 million for the nine months ended September 30, 2025 and 2024, respectively, represent taxes on both U.S. and foreign earnings at a combined effective income tax benefit rate of 0.14% and provision rate of (8.2)%, respectively. The effective tax rate for the nine months ended September 30, 2025 differs from the federal statutory income tax rate of 21.0% primarily due to a partial valuation allowance on U.S. deferred tax assets that are not more likely than not to be realized as a result of the goodwill impairment in the second quarter. The negative rate for the nine months ended September 30, 2024 reflects tax expense on a pretax financial reporting loss. The effective tax rate for the nine months ended September 30, 2024 differs from the federal statutory income tax rate of 21.0% primarily due to the impact of non-deductible expenses and foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance.
Equity in losses, net of taxes
Equity in losses of Vasconia, net of taxes, was $2.1 million for the nine months ended September 30, 2024.

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
At September 30, 2025, the Company had cash and cash equivalents of $12.1 million, compared to $2.9 million at December 31, 2024. Working capital was $236.4 million at September 30, 2025, compared to $221.8 million at December 31, 2024. Liquidity as of September 30, 2025 was $50.9 million, consisting of $12.1 million of cash and cash equivalents, $25.2 million of availability under the ABL Agreement, limited by the Term Loan financial covenant, and $13.6 million of available funding under the Receivables Purchase Agreement.
Inventory, a large component of the Company’s working capital, is expected to fluctuate from period to period, with inventory levels higher primarily in the June through October time period. The Company also expects inventory turnover to fluctuate from period to period based on product and customer mix. Certain product categories have lower inventory turnover rates as a result of minimum order quantities from the Company’s vendors or customer replenishment needs. Certain other product categories experience higher inventory turns due to lower minimum order quantities or trending sale demands. For the three months ended September 30, 2025, inventory turnover was 2.0 times, or 181 days, as compared to 2.1 times, or 175 days, for the three months ended September 30, 2024. Inventory turns have remained relatively consistent.
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
As of September 30, 2025 and December 31, 2024, the total availability under the ABL Agreement were as follows (in thousands):

	September 30, 2025	December 31, 2024
Maximum aggregate principal allowed	$200,000	$176,329
Outstanding borrowings under the ABL Agreement	(62,411)	(42,693)
Standby letters of credit	(11,564)	(8,828)
Total availability under the ABL Agreement	$126,025	$124,808
Availability under the ABL Agreement is limited to the lesser of the $200.0 million commitment thereunder and the borrowing base and therefore depends on the valuation of certain current assets comprising the borrowing base. The borrowing capacity under the ABL Agreement will depend, in part, on eligible levels of accounts receivable and inventory that fluctuate regularly. Due to the seasonality of the Company’s business, the Company may have greater borrowing availability during the third and fourth quarters of each year. Consequently, the $200.0 million commitment thereunder may not represent actual borrowing capacity. The Company’s borrowing capacity may be further limited by the Term Loan financial covenant of 5.00 to 1.00 maximum Total Net Leverage Ratio. As of September 30, 2025, the availability under the ABL Agreement, limited by the Term Loan financial covenant, was $25.2 million.
The current and non-current portions of the Company’s Term Loan included in the condensed consolidated balance sheets were as follows (in thousands):

	September 30, 2025	December 31, 2024
Current portion of Term Loan:
Term Loan payment	$7,500	$7,500
Estimated unamortized debt issuance costs	(2,513)	(2,609)
Total Current portion of Term Loan	$4,987	$4,891

Non-current portion of Term Loan:
Term Loan, net of current portion	$129,375	$135,000
Estimated unamortized debt issuance costs	(2,179)	(4,051)
Total Non-current portion of Term Loan	$127,196	$130,949
The 2024 excess cash flow payment of $1.2 million was paid on April 4, 2025 and reduced the scheduled quarterly payment due on June 30, 2025. As of September 30, 2025, the Company estimates no excess cash flow payment will be due for 2025.
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

Borrowings under the revolving credit facility bear interest, at the Company’s option, at one of the following rates: (i) an alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.5% or one-month Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus 1.0% as of a specified date in advance of the determination, but in each case not less than 1.0%, plus a margin of 0.25% to 0.50%, or (ii) Adjusted Term SOFR, which is the Term SOFR Rate for the selected 1, 3 or 6 month interest period plus 0.10% (or Euro Interbank Offered Rate “EURIBOR” for borrowings denominated in Euro; or Sterling Overnight Index Average “SONIA” for borrowings denominated in Pounds Sterling), but in each case not less than zero, plus a margin of 1.25% to 1.50%. The respective margins are based upon average quarterly availability, as defined in and computed pursuant to the ABL Agreement. In addition, the Company pays a commitment fee of 0.20% to 0.25% per annum based on the average daily unused portion of the aggregate commitment under the ABL Agreement. The interest rate on outstanding borrowings under the ABL Agreement at September 30, 2025 was between 3.27% and 5.76%. The Company paid a commitment fee of 0.25% on the unused portion of the ABL Agreement during the nine months ended September 30, 2025.
The Term Loan bears interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of (x) the prime rate, (y) a federal funds and overnight bank funding based rate plus 0.5% or (z) one-month Adjusted Term SOFR, but not less than 1.0%, plus 1.0%, plus a margin of 4.5% or (ii) Adjusted Term SOFR (Term SOFR plus the Term SOFR Adjustment) for the applicable interest period, but not less than 1.0%, plus a margin of 5.5%. The interest rate on outstanding borrowings under the Term Loan at September 30, 2025 was 9.75%.
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
The Company was in compliance with the covenants of the Debt Agreements at September 30, 2025.
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
The Company’s adjusted EBITDA (including pro forma adjustments), for the trailing twelve months ended September 30, 2025 was $47.2 million.
Capital expenditures for the nine months ended September 30, 2025 were $3.2 million.
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

The following is a reconciliation of the net income (loss), as reported, to Adjusted EBITDA, for each of the last four quarters and the 12 months ended September 30, 2025:

	Quarter Ended				Twelve Months Ended September 30, 2025
	December 31, 2024	March 31, 2025	June 30, 2025	September 30, 2025
	(in thousands)
Net income (loss) as reported	$8,918	$(4,201)	$(39,699)	$(1,189)	$(36,171)
Income tax provision (benefit)	1,671	(142)	(2,782)	2,861	1,608
Interest expense	5,603	4,915	5,054	5,013	20,585
Depreciation and amortization	6,073	5,698	5,437	5,398	22,606
Gain on disposition of fixed assets	—	—	—	(94)	(94)
Mark to market (gain) loss on interest rate derivatives	(718)	527	220	8	37
Goodwill impairment	—	—	33,237	—	33,237
Stock compensation expense	1,034	1,062	1,044	994	4,134
Legal settlement gain, net(1)	—	(4,578)	—	—	(4,578)
Severance expense	—	—	270	—	270
Acquisition related expenses	143	—	123	49	315
Restructuring expenses	—	—	—	304	304
Warehouse redesign expenses(2)	249	—	139	76	464
Pro forma adjustments(3)					4,500
Adjusted EBITDA(4)	$22,973	$3,281	$3,043	$13,420	$47,217
(1) For the twelve months ended September 30, 2025, legal settlement gain, net included a net settlement of $6.4 million discussed in NOTE 12 — CONTINGENCIES, and adjusted for legal fees incurred from March 2, 2018 through March 31, 2025 of $1.8 million.
(2) For the twelve months ended September 30, 2025, the warehouse redesign expenses were related to the U.S. segment.
(3) Pro forma adjustments represent the amount of operating expense reductions projected by the Company as a result of actions taken through September 30, 2025 or expected to be taken within 18 months of September 30, 2025, net of the benefits realized during the twelve months ended September 30, 2025. These actions include cost savings initiatives for the U.S. segment related to reductions in employee expenses (i.e., including terminated employees, furloughed employees and temporary salary reductions) and costs saving for the International segment related to Project Concord.
(4) Adjusted EBITDA is a non-GAAP financial measure that is defined in the Company’s debt agreements. Adjusted EBITDA is defined as net income (loss), adjusted to exclude income tax provision (benefit), interest expense, depreciation and amortization, gain on disposition of fixed assets, mark to market (gain) loss on interest rate derivatives, goodwill impairment, stock compensation expense, legal settlement gain, net and other items detailed in the table above that are consistent with exclusions permitted by our debt agreements.
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
The Company did not sell receivables to HSBC during the three and nine months ended September 30, 2025 and September 30, 2024. At September 30, 2025, $13.6 million of accounts receivables were available for sale to HSBC, net of applicable charges.
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
In March 2024 and October 2024, the Company entered into interest rate swap agreements, each with an aggregate notional value of $25.0 million and expire in August 2027. These non-designated interest rate swaps serve as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. The Company’s total outstanding notional value of interest rate swaps was $50.0 million at September 30, 2025.
Foreign Exchange Contracts
To reduce the impact of changes in foreign currency exchange rates on its results, from time to time the Company is a party to certain foreign exchange contracts, primarily to offset the earnings impact related to fluctuations in foreign currency exchange rates associated with inventory purchases. The Company designates these contracts for accounting purposes as cash flow hedges. The Company purchases foreign currency forward contracts with terms less than 18 months. The aggregate gross notional value of foreign exchange contracts at September 30, 2025 was $3.4 million.
Operating activities
Net cash provided by operating activities was $3.9 million for the nine months ended September 30, 2025, as compared to net cash used in operating activities of $1.7 million for the nine months ended September 30, 2024. The increase from 2025 compared to 2024 was attributable to a net legal settlement gain received in the current period, lower investment in inventory, and timing of collections related to the Company's accounts receivables, partially offset by timing of payments for accounts payable and accrued expenses.
Investing activities
Net cash used in investing activities was $3.1 million and $1.6 million for the nine months ended September 30, 2025 and 2024, respectively. The increase in investment activities was driven by purchases of equipment for the Hagerstown Facility.
Financing activities
Net cash provided by financing activities was $8.3 million for the nine months ended September 30, 2025, as compared to net cash used in financing activities of $6.9 million for the nine months ended September 30, 2024. The change was attributable to higher net proceeds from revolving credit facility in the 2025 period, compare to net repayments of revolving credit facility in the 2025 period.
Stock repurchase program
On March 14, 2022, the Company announced that its Board of Directors of the Company authorized the repurchase of up to $20.0 million of the Company’s common stock, replacing the Company’s previously-authorized $10.0 million share repurchase program. The repurchase authorization permits the Company to effect repurchases from time to time through open market purchases and privately negotiated transactions. No shares were repurchased during the nine months ended September 30, 2025. As of September 30, 2025, the remaining dollar amount available for repurchases under the Board of Directors’ authorized plan was $11.1 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the 2024 Annual Report on Form 10-K.
Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 30, 2025, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.
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
Item 5. Other Information
Rule 10b5-1 Trading Plans
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2025.

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

Lifetime Brands, Inc.

/s/ Robert B. Kay	November 6, 2025
Robert B. Kay
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Laurence Winoker	November 6, 2025
Laurence Winoker
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)