Form 10-K
period 2025-12-31
LIFETIME BRANDS, INC
filed 2026-03-12
CIK 874396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-K
______________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of 12,903,955 shares of the voting common equity held by non-affiliates of the registrant as of June 30, 2025, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $65,810,171. Directors, executive officers, and trusts controlled by said individuals are considered affiliates for the purpose of this calculation and may not necessarily be considered affiliates for any other purpose.
The number of shares of common stock, par value $0.01 per share, outstanding as of February 28, 2026, was 22,654,207.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the registrant’s definitive proxy statement for the 2026 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 are incorporated by reference in Part III of this Annual Report.

LIFETIME BRANDS, INC.
FORM 10-K

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K of Lifetime Brands, Inc. (the “Company” and, unless the context otherwise requires, references to the “Company” shall include its consolidated subsidiaries) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include information concerning, among other things, the Company’s and its subsidiaries’ plans, objectives, goals, strategies, future events, future revenues, performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, under the headings Business and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 1 of Part I and Item 7 of Part II, respectively. When used in this Annual Report on Form 10-K, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “may,” “should,” “seeks,” “will,” “potential” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, those based on the Company’s examination of historical operating trends are based upon the Company’s current expectations, projections, and various assumptions. The Company believes there is a reasonable basis for its expectations and assumptions, but there can be no assurance that the Company will realize its expectations or that the Company’s assumptions will prove correct.
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
Macroeconomic risks
•The Company’s business may be materially adversely affected by market conditions, global and economic conditions and other factors beyond its control.
•The Company’s results of operations could be negatively impacted by inflation or deflation in supply chain costs, including raw materials, sourcing, transportation and energy, and other price fluctuations caused by factors beyond its control.
•The Company’s business may be materially adversely affected by the imposition of duties and tariffs and other trade barriers and retaliatory countermeasures implemented by the U.S. and other governments, as well as continued uncertainties with respect to tariffs and trade policies.
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
•If the Company is unable to protect the confidentiality of its proprietary information and know-how, the value of the Company’s technology, products and services could be materially adversely affected.
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
•The rapid development and adoption of artificial intelligence technologies, including AI-driven search tools, may adversely affect the Company’s product visibility, competitive position and results of operations.
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

PART I
Item 1. Business
OVERVIEW
The Company is a Delaware corporation, incorporated on December 22, 1983.
The Company designs, sources and sells branded kitchenware, tableware and other home solution products used in the home and markets its products under a number of widely-recognized brand names and trademarks, which are either owned or licensed by the Company or through retailers’ private labels and their licensed brands. The Company’s products, which are targeted primarily towards consumers purchasing moderately priced kitchenware, tableware and housewares, are sold through virtually every major level of trade. The Company generally markets several lines within each of its product categories under more than one brand. The Company sells its products directly to retailers (who may resell the Company’s products through their websites) and, to a lesser extent, to distributors. The Company also sells a limited selection of its products directly to consumers through its own websites.
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
The Company also has a subsidiary in the People’s Republic of China (“China”) to supply the Company’s products to the Chinese market and subsidiaries based in Hong Kong, Australia and New Zealand to facilitate the sale of its products to the Asia Pacific region and smaller markets elsewhere in the world. The Company has a presence in Canada through a strategic alliance with a Canadian company to distribute many of the Company’s products in Canada.
The Company’s top brands and their respective product categories as of December 31, 2025 are:

Brand	Licensed/Owned	Product Category
Farberware®	Licensed (1)	Kitchenware
KitchenAid®	Licensed	Kitchenware
Mikasa®	Owned	Tableware and Home Solutions
Taylor®	Owned	Kitchenware and Home Solutions
Pfaltzgraff®	Owned	Kitchenware, Tableware and Home Solutions
Dolly Parton®	Licensed	Kitchenware, Tableware and Home Solutions
Fred® & Friends	Owned	Kitchenware
S'well®	Owned	Home Solutions
Sabatier®	Licensed	Kitchenware
Kamenstein®	Owned	Kitchenware
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
CUSTOMERS
The Company’s wholesale customers include mass market merchants, specialty stores, department stores, warehouse clubs, grocery stores, off-price retailers, dollar channel retailers, food service distributors, food and beverage outlets, corporate sales and e-commerce retailers and marketplaces.
The Company’s products are sold globally to a diverse customer base including mass market merchants (such as Walmart Inc. (“Walmart”) and Target), specialty stores (such as Williams Sonoma and Dunelm), department stores (such as Macy’s, Kohl’s and Belk), warehouse clubs (such as Costco Wholesale Corporation (“Costco”), and BJs), grocery stores (such as Publix, Kroger, Meijer, and Fred Meyer), off-price retailers (such as the TJX Companies, Inc. (“TJX”) and Ross Stores), dollar channel retailers (such as Dollar General), food service distributors (such as US Foods, Clark Food Service and Jetro), food and beverage outlets (such as Starbucks) and e-commerce retailers and online marketplaces (such as Amazon.com, Inc. (“Amazon”)). The Company also does business with independent retailers, including through business-to-business websites aimed at independent retailers.
The Company also operates its own consumer websites that provide information about the Company’s products and offer consumers the opportunity to purchase a limited selection of the Company’s products directly.
During the years ended December 31, 2025, 2024 and 2023, Walmart accounted for 17%, 19% and 21% of consolidated net sales, respectively. During the years ended December 31, 2025, 2024 and 2023, sales to Amazon accounted for 12%, 13% and 11% of consolidated net sales, respectively. During the years ended December 31, 2025, 2024 and 2023, sales to Costco accounted for 11% of consolidated net sales, respectively. During the year ended December 31, 2025, sales to TJX accounted for 11% of consolidated net sales. Sales to Amazon and TJX are included in the Company’s U.S. and International segments. Sales to Walmart and Costco are included in the Company’s U.S. segment. No other customers accounted for 10% or more of the Company’s sales during these periods.
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
Additionally, the Company uses third-party operated distribution facilities to supplement its distribution capacity, including distribution facilities located in Rotterdam, Netherlands, Australia and New Zealand. As of December 31, 2025, the Company occupied 27,000 square feet of the facility located in the Netherlands. The facilities in Australia and New Zealand are contracted based on usage.
SALES AND MARKETING
The Company’s sales and marketing staff coordinates directly with its wholesale customers to devise marketing strategies and merchandising concepts and to furnish advice on advertising and product promotion. The Company has developed a range of promotional programs for use in the ordinary course of business to promote sales throughout the year.

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
DESIGN AND INNOVATION
At the heart of the Company is a culture of innovation and new product development. The Company’s global in-house design and development teams currently consist of approximately 75 professional designers, artists and engineers. Utilizing the latest available design tools, technology and materials, these teams create new products, redesign existing products and create packaging and merchandising concepts.
SOURCES OF SUPPLY
The Company sources its products from hundreds of suppliers, almost all of which are located outside the United States. While the Company maintains key supplier relationships in China, it actively sources from a diverse global network spanning various countries including, Hong Kong, Taiwan, Japan, Vietnam, Cambodia, Malaysia, Philippines, Bangladesh, India, the United States, Canada, Mexico, the U.K., Portugal, the Netherlands, Turkey, Czech Republic, Germany, Slovakia, and Indonesia. The Company orders products significantly in advance of the anticipated time of their sale by the Company. The Company does not have any formal long-term arrangements with any of its suppliers and its arrangements with most manufacturers allow for flexibility in modifying the quantity, composition and delivery dates of orders.
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
COMPETITION
The markets for kitchenware, tableware and other home solution products used in the home are highly competitive and include numerous domestic and foreign competitors, some of which are larger than the Company. The primary competitive factors in selling such products are innovative products, brand, quality, aesthetic appeal to consumers, packaging, breadth of product line, distribution capability and selling price.
PATENTS AND LICENSES
The Company owns approximately 1,060 design and utility patents. The Company does not believe that the expiration of any of its patents would have a material adverse effect on either of the Company’s segments.
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
HUMAN CAPITAL
The Company seeks to attract, develop and retain qualified employees to support its operations and strategic objectives. At December 31, 2025, the Company had approximately 1,080 full-time employees, of whom approximately 130 were located in Asia Pacific, 160 were located in Europe and 790 were located in the United States and Puerto Rico. The Company also hires seasonal workers at its distribution centers through temporary staffing agencies. None of the Company’s employees are represented by a labor union or subject to collective bargaining agreements, except as required by local law.
The Company believes in the importance of the retention, growth and development of our employees. The Company believes it offers competitive compensation and benefits packages to its employees. Further, the Company offers professional development opportunities to eligible employees in order to cultivate talent throughout the Company.

REGULATORY MATTERS
The Company and its affiliates are subject to significant regulation by various governmental, regulatory and other administrative authorities.
As a manufacturer and distributor of consumer products, the Company is subject to the Consumer Products Safety Act in the United States and applicable consumer protection and product safety laws in the United Kingdom, the European Union and other jurisdictions in which it operates. Additionally, laws regulating certain consumer products exist in some cities and states, as well as in other countries in which the Company or its subsidiaries and affiliates sell products.
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
The Company’s international operations are subject to additional risks, including compliance with foreign laws and regulations, value-added and other indirect taxes, import and export duties and tariffs, anti-dumping regulations and trade restrictions.
SEASONALITY
The Company’s business and working capital needs are seasonal with a majority of sales occurring in the third and fourth quarters. In 2025, net sales for the third and fourth quarters accounted for 58% of total annual net sales, respectively. In anticipation of the pre-holiday shipping season, inventory levels typically increase primarily in the June through October time period.

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
Macroeconomic risks
The Company’s business may be materially adversely affected by market conditions, global and economic conditions and other factors beyond its control.
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
•consumer credit availability and consumer debt levels, including tightening lending standards or increased credit defaults;
•material input costs, including fuel and energy costs, freight costs, and labor cost inflation;
•foreign currency translation, foreign exchange rate volatility, currency controls, and restrictions on capital movements;
•interest rates and the ability to hedge interest rate risks;
•the impact of natural disasters, conflicts and terrorist activities;
•public health epidemics, such as the COVID-19 pandemic;
•uncertainties relating to, and the potential for unfavorable economic conditions in the United States, the U.K., continental Europe, Asia and elsewhere;
•political unrest, war, terrorism, geopolitical uncertainties, trade policies and sanctions, including the repercussions of the ongoing conflicts between Russia and the Ukraine, conflicts in the Middle East, and increasing tensions between China and Taiwan (and any broadening of the conflict);
•unstable economic and political conditions, lack of legal regulation enforcement, civil unrest and potential accompanying shifts in laws and regulations; and
•legislative and regulatory risk.
The occurrence of negative events related to any of the foregoing may adversely impact the Company’s results of operations and financial condition.
The Company’s results of operations could be negatively impacted by inflation or deflation in supply chain costs, including raw materials, sourcing, transportation and energy
The Company designs, sources and sells branded kitchenware, tableware and other homeware goods and relies on third parties to manufacture its products who are, in turn, subject to changes in their underlying manufacturing costs. The Company also relies on third parties for transportation and is exposed to fluctuations in freight costs to transport goods as well as the price of fuel and gasoline. These prices may fluctuate based on a number of factors beyond the Company’s control, including from fluctuations in raw material costs (including metals, plastics and packaging materials), labor costs at third-party manufacturing facilities, ocean freight and container rates, port congestion, fuel and energy prices and changes in tariffs or duties applicable to imported goods. If the Company is unable to mitigate any cost increases from the foregoing factors through various customer pricing actions and cost reduction initiatives, its financial condition may be adversely affected. Conversely, in the event that there is deflation, the Company may experience pressure from its customers to reduce prices. There can be no assurance that the Company would be able to reduce its cost base to offset any such price concessions, which could adversely impact its results of operations and cash flows.
The Company’s business may be materially adversely affected by the imposition of duties and tariffs and other trade barriers and retaliatory countermeasures implemented by the U.S. and other governments.
A majority of the Company’s products are sourced from vendors outside the U.S. During the last several years there have been significant changes to U.S. trade policies, sanctions, legislation, treaties and tariffs, including, but not limited to, trade policies and tariffs affecting products from outside of the U.S. In 2025, the U.S. government introduced new tariff policy on foreign imports into the U.S. which increased tariff rates across most countries and created the possibility for additional new tariffs that may be implemented in the future. In February 2026, the U.S. Supreme Court struck down the tariffs imposed by the U.S. administration, which has indicated that it will seek alternative trade authority in response to the ruling. We cannot predict what additional changes to trade policy will be made by the U.S. administration or Congress, including whether existing tariff policies will be maintained or modified, what products may be subject to such policies, or whether the entry into new bilateral or multilateral trade agreements will occur, nor can we predict the effects that any such changes would have on our business, capital expenditures, and results of operations.
Tariff rates, product classifications and enforcement practices may continue to change with limited notice and may be applied retroactively or expanded to additional product categories. Given the Company’s reliance upon non-domestic suppliers, primarily China, any significant changes to the U.S. trade policies (and those of other countries in response) or changes without sufficient notice may cause a material adverse effect on its ability to source products from other countries or significantly increase the costs of obtaining such products, which could result in a material adverse effect on our financial results. The extent and duration of increased tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand for our products in affected markets. Any new or additional tariffs on goods imported to the U.S. from China, Mexico, Canada, or other countries, or products imported into the European Union or other non-U.S. markets, could also increase the cost of some of our products and reduce our margins. In response to the tariffs imposed in 2025, the Company has negotiated price increases to its U.S. customers, negotiated lower product costs with its foreign suppliers and pursues diversification of its foreign sourced products to countries that are expected to be subject to lower tariffs. The imposition of additional tariffs or other trade barriers could increase our costs in certain markets and may cause our customers to find alternative sourcing or could make it more difficult for us to sell our products in some markets. In addition, increased review by U.S. Customs and Border Protection or other regulatory authorities, including with respect to country-of-origin determinations, supply chain compliance, or sanctions requirements, may result in administrative delays or additional compliance costs. Other countries where we operate or sell our products have changed, and may continue to change, their own policies on trade as well as business and foreign investment in their respective countries. Additionally, it is possible that U.S. policy changes and uncertainty about such changes could increase market volatility and currency exchange rate fluctuations. As a result of these dynamics, we cannot predict the impact to our business of any future changes to the U.S.’s or other countries’ trading relationships or the impact of new laws or regulations adopted by the U.S. or other countries.
Changes in economic policies of the government of China have had a material adverse effect on our business, results of operations and financial condition, and may continue to do so for the foreseeable future.
We are subject to significant risks associated with the trading relationship between the U.S. and China, which is currently characterized by significant uncertainty. In addition to tariffs newly imposed by the U.S. and China, which have fluctuated and remain volatile, and may increase, our costs, there may be additional import, export, tax, or other regulatory changes effected by the U.S. and Chinese governments in the future that could also adversely affect our business and results of operations. For example, in recent years, the Chinese government has implemented new measures that address the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources in the economy. However, a significant portion of productive assets in China are still owned by the Chinese government. The Chinese government continues to play a significant role in regulating industrial development and exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policies, restricting the inflow and outflow of foreign capital and providing preferential treatment to particular industries or companies. Accordingly, our business, financial condition and results of operations may be influenced to a significant degree by economic, political, legal and social conditions in China.
Although some of the measures implemented by the Chinese government to develop and foster economic development and guide the allocation of resources may benefit the overall Chinese economy, these measures may have a negative effect on us. In particular, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are currently applicable to us. In addition, in the past the Chinese government implemented certain measures, including interest rate increases, to control the pace of economic growth. These measures may cause decreased economic activity and high rates of inflation in China, which may adversely affect our business, financial condition and results of operations.

The Company’s ability to obtain insurance and the terms of any available insurance coverage could be materially adversely affected by macroeconomic and company-specific events, as well as the financial condition of insurers.
The Company is generally not fully insured against all significant losses. For example, the Company is not fully insured against hurricane, earthquake, acts of war, and terrorism related losses, cybersecurity incidents, pandemics, or certain other climate-related events. In addition, certain policies may contain exclusions, sublimits, higher deductibles or self-insured retentions that could limit recoveries. A loss for which the Company is not fully insured or for which insurance proceeds are insufficient or delayed, could have a material adverse effect on the business, financial condition, results of operations and prospects.
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
The Company has a substantial amount of indebtedness and is dependent on the availability of its bank loan facilities to finance its liquidity needs. As of December 31, 2025, the Company had $189.1 million of consolidated debt outstanding under a senior secured term loan credit facility and senior secured asset-based revolving credit facility.
The Company’s credit agreement, dated as of March 2, 2018 (as amended, the “ABL Agreement”) provides for, among other things, a maximum aggregate principal amount of $200.0 million and will mature on August 25, 2027. The Company’s loan agreement, dated as of March 2, 2018 (as amended, the “Term Loan”), has a principal amount of $150.0 million, and matures on August 26, 2027. The Term Loan will be repaid in quarterly payments of principal equal to 1.25% of the original aggregate principal amount of the Term Loan, which payments commenced on March 31, 2024. The Term Loan requires the Company to make an annual mandatory prepayment of principal based upon excess cash flow (the “Excess Cash Flow”), if any. Per the Debt Agreements, when the Company makes an Excess Cash Flow payment, the payment is first applied to satisfy the future quarterly required payments in order of maturity. This amount is recorded in the current maturity of the Term Loan on the consolidated balance sheets. At December 31, 2025, borrowings under the Debt Agreements represented approximately 33% of total capital (indebtedness plus stockholders’ equity).
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
The ABL Agreement, under certain circumstances, requires the Company to maintain a certain fixed charge coverage ratio. The Term Loan requires the Company to maintain a maximum Total Net Leverage Ratio of 5.00 to 1.00 as of the last day of its fiscal quarters. As a result of this and other covenants within the Debt Agreements, the Company may be limited in its ability to incur additional debt, make investments or undertake certain other business activities, including restrictions on asset sales, dividends, share repurchases, affiliate transactions and the granting of liens. These requirements could limit the Company’s ability to obtain future financing and may prevent the Company from taking advantage of attractive business opportunities. The Company’s ability to meet the covenants or requirements in its Debt Agreements may be affected by events beyond the Company’s control, and the Company may not be able to satisfy such covenants and requirements. A breach of these covenants or the Company’s inability to comply with the restrictions could result in an event of default under the Debt Agreements, which in turn could result in an event of default under the terms of the Company’s other indebtedness. Upon the occurrence of an event of default under the Company’s Debt Agreements, after the expiration of any grace periods, the Company’s lenders could elect to declare all amounts outstanding under the Company’s debt arrangements, together with accrued interest, to be immediately due and payable. If this happens, the Company cannot assure that its assets would be sufficient to repay in full the amounts due under the Debt Agreements or the Company’s other indebtedness.
The Company’s borrowings, and discount rate applied to sale of receivables, are subject to interest rate fluctuations and an increase in interest rates could adversely affect the Company’s financial results.
The Company’s borrowings bear interest at floating rates. An increase in interest rates would adversely affect the Company’s profitability. For example, in 2025 interest expense decreased by $2.2 million compared to the prior year as a result of a lower interest rate environment, and lower average outstanding borrowings. To the extent that the Company’s access to credit may be restricted because of its own performance, its bank lenders’ performances or conditions in the capital markets generally, the Company would not be able to operate normally.
The Company’s Receivables Purchase Agreement also depends upon the Secured Overnight Financing rate (“SOFR”), as it is a component of the discount rate applicable to the agreement. If SOFR increases, the Company may not be able to rely on the Receivables Purchase Agreement, which could have a material and adverse effect upon the Company’s financial condition, results of operations and cash flows. Changes in benchmark interest rates, including the replacement or modification of SOFR or the application of credit spreads or benchmark adjustments, could further increase financing costs or create uncertainty in the calculation of amounts payable under the Company’s debt and receivables facilities. In addition, the Company’s ability to access the Receivables Purchase Agreement may depend on the continued eligibility of receivables sold thereunder and the financial condition of the purchasers or other counterparties.
Although the Company may from time to time enter into hedging arrangements to mitigate interest rate risk, such arrangements may not fully offset increases in interest rates and may expose the Company to counterparty risk or additional costs.
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
•risks associated with locating and entering into agreements with third-party logistics providers to assist in certain locations or to develop strategies to address inventory surges; and
•potential unknown liabilities and unforeseen increased expenses or delays associated with the acquisition, including contingent liabilities, litigation exposure, tax exposures, environmental matters, compliance deficiencies or indemnification disputes; and
•the risk of loss of key employees, customers, suppliers or other business relationships of the acquired business following the transaction.
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
The Company’s functional currency is the U.S. dollar. Changes in the relation of foreign currencies to the U.S. dollar will affect the Company’s sales and profitability and can result in exchange losses because the Company has operations and assets located outside the United States. The Company, especially its foreign subsidiaries and affiliates, transacts business in currencies other than the U.S. dollar, primarily U.K. pounds, and to a lesser degree, Australian dollars, Chinese renminbi, Euros, Hong Kong dollars, New Zealand dollars, Mexican peso and Canadian dollars. Such transactions affect the Company’s operating results and financial condition. Foreign operations expose the Company to foreign currency fluctuations, for both transactions and financial reporting translation purposes. In the consolidated financial statements, local currency financial results are translated into U.S. dollars based on the exchange rates prevailing during the reporting periods. During times of a strengthening U.S. dollar, the reported revenues and earnings of the Company’s international operations will be reduced because the local currencies will translate into fewer U.S. dollars. As described below, during times of a weakening U.S. dollar, the Company’s costs related to the supplies and inventory it sources internationally will increase. Foreign exchange markets have experienced significant volatility in recent periods, and geopolitical tensions, inflation differentials, monetary policy divergence and capital market disruptions may contribute to continued volatility.
The vast majority of the Company’s inventory is purchased from Chinese suppliers in U.S. dollars, including inventory purchased by the Company’s international operations. As a result, the gross margin from international operations is subject to volatility from movements in exchange rates, which could have an adverse effect on the financial condition and results of operations and profitability from international operations. In addition, there may be a timing lag between exchange rate movements and the Company’s ability to adjust pricing, which could compress margins. From time to time, the Company enters into foreign exchange derivative contracts to hedge the volatility of exchange rates related to a portion of its international inventory purchases. The Company cannot ensure, however, that these hedges will fully offset the impact of foreign currency rate movements. If the Chinese renminbi should appreciate against the U.S. dollar, the costs of the Company’s products will likely rise over time because of the impact the strengthening renminbi will have on the Company’s cost of sales, and the Company may not be able to pass on these price increases to its customers. The Company is also subject to the risks of currency controls and devaluations. Currency controls may limit the Company’s ability to convert currencies into U.S. dollars or other currencies, as needed, to pay dividends or make other payments from funds held by subsidiaries in countries imposing such controls, which could adversely affect the Company’s liquidity.
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
In order to operate more efficiently and control costs, the Company may announce restructuring plans from time to time, including workforce reductions, global facility consolidations and other cost reduction initiatives that are intended to generate operating expense savings. These initiatives may require upfront cash expenditures, including severance, lease termination costs, asset write-offs and other restructuring charges. The implementation of restructuring plans could be disruptive to the Company’s operations, result in higher than anticipated charges and otherwise adversely affect the Company’s results of operations and financial condition. Workforce reductions may also result in the loss of key personnel, decreased employee morale, or challenges in recruiting and retaining talent. In addition, the Company’s ability to complete restructuring plans and achieve the anticipated benefits from a plan is subject to estimates and assumptions and may vary materially from the Company’s expectations, including as a result of factors that are beyond the Company’s control. Furthermore, following completion of a restructuring plan, the business may not be more efficient or effective than prior to implementation of the plan.
If the Company’s goodwill or other long-term assets become impaired, the Company will be required to record impairment charges, which may be significant.
The carrying value of the goodwill for the U.S. reporting unit was zero as of December 31, 2025.
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
The company performed an interim impairment test of the goodwill in the U.S. reporting unit as of June 30, 2025 by comparing the fair value with its carrying value. The analysis was performed by using a discounted cash flow and market multiple method. Accordingly, this fair value measurement is classified as Level 3 since it is based primarily on unobservable inputs. Based upon the analysis performed, the Company's U.S. reporting unit goodwill was fully impaired and a $33.2 million non-cash goodwill impairment charge was recognized. The goodwill impairment charge was the result of the decline in the Company's near term forecasts that were revised downward due to the changes in retailer and consumer buying patterns and an increase to the company-specific risk premium, which is an input to the cost of capital assumption, to address the potential risks in the long-term forecast which remain uncertain at this time.
A portion of the Company’s long-term assets consists of other identifiable intangible assets, including trade names; and long-lived assets. At December 31, 2025, finite-lived intangible assets, net of accumulated impairment charges and accumulated amortization totaled $132.9 million. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Events and conditions that could result in impairment include a prolonged period of global economic weakness, a decline in economic conditions and/or a slow, weak economic recovery, as well as sustained declines in the price of the Company’s common stock, adverse changes in the regulatory environment, adverse changes in the market share of the Company’s products, adverse changes in interest rates, further corporate income tax reforms or other factors leading to reductions in the long-term sales or profitability that the Company expects. If the undiscounted cash flows expected to be generated by these assets are less than their carrying amounts, the Company would be required to record an impairment charge equal to the excess of the carrying value over fair value. The recognition of an impairment of the Company’s assets would negatively affect the Company’s results of operations and total capitalization, the effect of which could be material.
The Company’s projections of product demand, sales and net income are highly subjective in nature and the Company’s future sales and net income could vary materially from the Company’s projections.
From time to time, the Company may provide projections to its stockholders, lenders, the investment community, and other stakeholders of the Company’s future sales and net income. Since the Company does not have long-term purchase commitments from customers and the customer order and shipment process is very short, it is difficult for the Company to accurately predict the demand for many of its products, or the amount and timing of the Company’s future sales and related net income. The Company’s projections are based on management’s best estimate of sales using historical sales data and other information deemed relevant. These projections are highly subjective since sales can fluctuate substantially based on the demands of retail customers and due to other risks described in this Annual Report. Additionally, changes in retailer inventory management strategies could make the Company’s inventory management more difficult. Because the Company’s ability to forecast product demand and the timing of related sales requires significant subjective input, future sales and net income could vary materially from the Company’s projections, and any such variances could adversely affect the Company’s stock price, liquidity, covenant compliance or investor confidence.
Increases in the cost of employee benefits could materially adversely impact the Company’s financial results and cash flows.
The Company self-insures a substantial portion of the costs of employee healthcare and workers compensation. This could result in higher volatility in the Company’s earnings and exposes the Company to higher financial risks. The Company’s medical costs in recent years have generally increased, reflecting healthcare cost inflation and higher utilization trends and changes in employee demographics, claims experience, or the severity of claims could result in medical and workers’ compensation costs that exceed the Company’s expectations or established reserves. The Company has stop-loss coverage in place for catastrophic events, but the aggregate impact of a high number of claims up to the Company’s stop-loss limit may have an effect on the Company’s profitability.
There are inherent limitations on the effectiveness of the Company’s controls.
The Company does not expect that its disclosure controls or the Company’s internal controls over financial reporting will prevent or detect all errors or fraud. A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that resource constraints exist, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls are revised, as necessary, due to changes in conditions or deterioration in the degree of compliance with policies or procedures. In addition, increased reliance on information technology systems and evolving cybersecurity threats may place additional strain on the Company’s control environment. If in the future the Company’s controls become inadequate, it could fail to meet its financial reporting obligations, its reputation may be adversely affected, its business and operating results could be harmed, and the market price of its stock could decline.
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
The Company’s wholesale customers include mass market merchants, specialty stores, department stores, warehouse clubs, grocery stores, off-price retailers, dollar channel retailers, food service distributors, food and beverage outlets, corporate sales and e-commerce retailers and marketplaces. Unanticipated changes in purchasing and other practices by the Company’s customers, including a customer’s pricing and payment terms, inventory de-stocking, limitations on shelf space, more extensive packaging requirements, changes in order quantities, use of private label brands and other practices, could materially and adversely affect the Company’s business, results of operations and financial condition. In addition, as retailers continue to closely manage inventory levels and optimize their supply chains, retailers may evaluate suppliers based on their ability to deliver orders at the quantity and schedule specified, which is known as the "on-time-in-full" delivery metric. Supply-chain complexity and customer demand for on-shelf availability creates additional pressure on delivery performance, which in turn can add strain on distribution channels. The Company’s annual earnings and cash flows also depend to a great extent on the results of operations in the latter half of the year due to the seasonality of its sales. The Company’s success and sales growth is also dependent on its evaluation of consumer preferences and changing trends.

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
During the years ended December 31, 2025, 2024 and 2023, Walmart accounted for 17%, 19% and 21% of consolidated net sales, respectively. During the years ended December 31, 2025, 2024 and 2023, sales to Amazon accounted for 12%, 13% and 11% of consolidated net sales, respectively. During the years ended December 31, 2025, 2024 and 2023, sales to Costco accounted for 11% of consolidated net sales, respectively. During the year ended December 31, 2025, sales to TJX accounted for 11% of consolidated net sales. Sales to Amazon and TJX are included in the Company’s U.S. and International segments. Sales to Walmart and Costco are included in the Company’s U.S. segment. No other customers accounted for 10% or more of the Company’s sales during these periods.
A material reduction in sales to the aforementioned or other top customers in the aggregate, could adversely affect the Company’s business and operating results. Large customers may seek price reductions, extended payment terms, promotional support or other concessions, which could reduce margins. Any significant changes or financial difficulties that affect these customers, such as reduced sales by such customers (whether for reasons that affect a particular customer or the retail industry in general) may also result in reduced demand for the Company’s products. The Company would also be subject to increased credit risk with respect to such customers. In particular, the concentration of the Company’s business with Walmart, Costco, Amazon and TJX extends to its international business as well as through the Company’s strategic alliance in Canada, due to the market presence of Walmart, Costco, Amazon and TJX in these foreign countries. Any changes in purchasing practices or decline in the financial condition, of Walmart, Costco, Amazon and TJX or other large customers, may have a material adverse impact on the business, results of operations and financial condition of the Company.
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
The success of the Company’s online business depends, in part, on factors over which the Company may have limited control. The Company must successfully respond to changing consumer preferences and online buying trends. The Company is also vulnerable to certain additional risks and uncertainties associated with operating an online business, including: changes in required technology interfaces, website downtime and other technical failures, costs and technical issues as the Company upgrades its website software, computer viruses, changes in applicable federal and state regulations, security breaches, data breaches, and consumer privacy concerns. In addition, the Company must keep up to date with competitive technology trends, including the use of improved technology, artificial intelligence-driven search or recommendation platforms, creative user interfaces and other online marketing tools such as paid search, which may increase its costs and which may not succeed in increasing sales or attracting customers. The Company’s failure to successfully respond to these risks and uncertainties might adversely affect the sales in its online business, as well as damage the Company’s reputation and brands.
Demand for new products and the inability to develop and introduce new competitive products at favorable profit margins could adversely affect the Company’s performance and prospects for future growth.
New product introductions and product innovation are significant contributors to the Company’s growth strategy. The Company’s long-term success in the competitive retail environment depends in part on the Company’s ability to develop and market a continuing stream of innovative new products that meet changing consumer preferences. The uncertainties associated with developing and introducing new products, such as market demands and the costs of development and production may impede the successful development and introduction of new products. Acceptance of new products may not meet sales expectations due to several factors, such as the Company’s failure to accurately predict market demand or its inability to resolve technical issues in a timely and cost-effective manner. Additionally, the inability to develop new products on a timely basis could result in the loss of business to competitors.
Supply chain risks
The Company’s reliance on international suppliers subjects the Company to regional regulatory, man-made or natural disasters, health epidemics, political or military conflicts, economic and foreign currency exchange risk that could materially affect the Company’s operating results.
The Company sources its products from suppliers located principally in Asia, Europe and the United States, which subjects the Company to various risks, including man-made or natural disasters, adverse macroeconomic conditions (including inflation, slower growth, and recession), and foreign currency changes, all of which could create disruptions in its supply chain. Similarly, geopolitical risks, including instability resulting from civil unrest, political demonstrations, strikes and armed conflict or other crises, such as conflicts in Ukraine, the Middle East and surrounding areas (and any broadening of the conflict), and resulting sanctions could change the global supply chain dynamics and demand. Additionally, the Company’s vendors in Asia, from whom a substantial majority of the Company’s products are sourced, are located primarily in China, which subjects the Company to regional risks including regulatory, social and other risks in addition to the risks resulting from tensions between the United States and China involving trade policies and certain regulatory actions. The Company’s ability to select and retain reliable vendors and suppliers who provide timely deliveries of quality parts and products efficiently will impact its success in meeting customer demand for timely delivery of quality products. The Company’s sourcing operations and its vendors are impacted by labor costs in China, where labor historically has been readily available at low cost relative to labor costs in North America. However, as China is experiencing rapid social, political and economic changes, labor costs have risen in some regions and labor in China may not continue to be available to the Company at costs consistent with historical levels. Changes in labor or other laws may be enacted, in China or in other countries in which the Company does business, which could have a material adverse effect on the Company’s operations and/or those of the Company’s suppliers. Disruptions in maritime trade routes or other transportation channels could result in extended lead times, delivery delays and increased freight costs. The risk of ongoing supply disruptions may further result in delayed deliveries of our products. Changes in currency exchange rates might negatively affect the Company and its overseas vendors’ profitability and business prospects. The Company does not have access to its vendors’ financial information and the Company is unable to assess its vendors’ financial condition, including their liquidity. Interruption of supplies from any of the Company’s vendors, or the loss of one or more key vendors, could have a negative effect on the Company’s business and operating results. A disruption in deliveries to or from suppliers or decreased availability of materials could have an adverse effect on our ability to meet our commitments to customers or increase our operating costs. A disruption from such third‑party suppliers, manufacturers or service providers, capacity constraints, production disruptions, price increases, quality control issues, recalls or other decreased availability of parts and products could adversely affect our ability to meet our commitments to customers and have a material adverse effect on our business, financial condition and results of operations.
The Company’s international trade activity subjects it to transportation risks.
The Company imports its products for delivery to its distribution centers, as well as arranges for its customers to import goods to which title has passed overseas or at a port of entry. For purchases that are to be delivered to its distribution facilities, the Company arranges for transportation, primarily by sea, from ports in Asia and Europe to ports in the United States, principally New York/Newark/Elizabeth and Los Angeles/Long Beach, and in the U.K., principally Felixstowe. Accordingly, the Company is subject to risks incidental to such transportation. These risks include, but are not limited to, increases in fuel costs, fuel shortages, the availability of ships, increased security restrictions, transportation reroutes in response to geopolitical conflict, work stoppages, weather disruptions and carriers’ ability to provide delivery services to meet the Company’s shipping needs. Port congestion or other disruptions affecting major shipping lanes or ports may also delay deliveries. Transportation disruptions and increased transportation costs could materially adversely affect the Company’s business, results of operations and financial condition.
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
Significant portions of the Company’s business are dependent on trade names, trademarks and patents, some of which are licensed from third parties. In 2025, sales of licensed brands accounted for approximately 20% of the Company’s gross sales. The Company’s licenses for many of these brands require it to pay royalties based on sales. Many of these license agreements are subject to termination by the licensor, if, for example, the Company fails to satisfy certain minimum sales obligations or breaches the terms of the license. The loss of significant licenses or a material increase in the royalty rates the Company pays or other new terms negotiated upon renewal of such licenses could result in a reduction of the Company’s operating margins and cash flow from operations or otherwise adversely affect its business.
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
The Company may need to resort to litigation to enforce or defend its intellectual property rights. If a competitor or collaborator files a patent application claiming technology also claimed by the Company, or a trademark application claiming a trademark, service mark or trade dress also used by the Company, in order to protect the Company’s rights, the Company may have to participate in opposition or interference proceedings before the U.S. Patent and Trademark Office or a similar foreign agency. The Company cannot guarantee that the operation of its business does not infringe or otherwise violate the intellectual property rights of third parties, and the Company’s intellectual property rights may be challenged by third parties or invalidated through administrative process or litigation. Third parties may assert infringement or other intellectual property claims against the Company, which could result in costly litigation, settlements, licensing arrangements or restrictions on the manufacture, marketing or sale of certain products. The costs associated with protecting intellectual property rights, including costs associated with litigation or administrative proceedings, may be material and there can be no assurance that any such litigation or administrative proceedings will be successful. Any such matters or proceedings could be burdensome, divert the time and resources of the Company’s personnel and the Company may not prevail. Furthermore, even if the Company’s intellectual property rights are not directly challenged, disputes among third parties could lead to the weakening or invalidation of the Company’s intellectual property rights, or other parties such as the Company’s competitors may independently develop technologies that are substantially equivalent or superior to the Company’s technology.
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
If the Company is unable to protect the confidentiality of its proprietary information and know-how, the value of the Company’s technology, products and services could be materially adversely affected.
In addition to registered intellectual property, the Company relies on know-how and other proprietary information in operating its business. If this information is not adequately protected, then it may be disclosed or used in an unauthorized manner. To the extent that consultants, vendors, key employees or other third parties apply technology independently developed by them or by others to the Company’s proposed products in the absence of a valid license or suitable non-disclosure or assignment of inventions provisions, disputes may arise as to the ownership of or rights to use such technology, which may not be resolved in the Company’s favor. If other parties breach confidentiality or other agreements, or if the Company’s registered intellectual property is not protected in the U.S. or foreign jurisdictions, this could harm the Company by enabling the Company’s competitors and other entities, who may have greater experience and financial resources, to copy or use the Company’s proprietary information in the development of their products, methods or technologies.
The Company’s brands are subject to reputational risks and damage to the Company’s brands or reputation could adversely affect its business.
The Company’s brands and its reputation are among its most important assets. The Company’s ability to attract and retain customers depends, in part, upon external perceptions of the Company, the quality of its products and its corporate and management integrity. Consumer-facing businesses are particularly vulnerable to reputational harm, as negative perceptions can rapidly influence purchasing decisions and retailer relationships.
Reputational harm may arise from a variety of sources, including product quality issues, recalls, litigation, regulatory actions, allegations regarding labor or sourcing practices, data security incidents, public statements by employees or third parties, or changes in consumer sentiment. The rapid and widespread dissemination of information through social media, digital platforms and online marketplaces may amplify negative publicity, whether accurate or not, and may limit the Company’s ability to effectively respond.
Damage to the Company’s brands or reputation, negative publicity or adverse perceptions about the Company could reduce consumer demand, lead to the loss of retail shelf space or online visibility, increase promotional spending, or otherwise adversely affect the Company’s business, results of operations and financial condition.
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
The Company conducts business outside of the United States through subsidiaries, affiliates and joint ventures. These entities have operations and assets in the U.K., the Netherlands, Canada, China, Hong Kong, Australia, New Zealand and Mexico. Therefore, the Company is subject to increases and decreases in its investments in these entities resulting from the impact of fluctuations in foreign currency exchange rates. These entities also bear risks similar to those faced by the Company. However, there are additional risks related to these operations, including the failure of the Company’s partners or other investors to meet their obligations, governance or compliance failures, and higher credit and liquidity risks related to thinly capitalized entities. Failure of these entities or the Company’s vendors to adhere to required regulatory or other standards, including social compliance standards, could materially and adversely impact the Company’s reputation and business.
In addition, the Company sells its products in foreign countries and seeks to increase its level of international business activity. Accordingly, the Company is subject to various risks, including:
•U.S.-imposed embargoes and sanctions on sales to specific countries;
•foreign import controls (which may be arbitrarily imposed or enforced);
•import regulations and duties;
•export regulations (which require the Company to comply with stringent licensing regimes);
•anti-dumping regulations;
•price and currency controls;
•exchange rate fluctuations;

•dividend remittance restrictions;
•expropriation of assets;
•war, civil unrest and riots;
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
•difficulties in managing a global enterprise; and
•data protection, privacy and anti-corruption compliance requirements that may impose significant costs and penalties for non-compliance.
Any significant violations of regulations or the occurrence of the events listed above could result in civil or criminal sanctions, monetary fines, reputational harm, or the loss of export or other licenses, which could have a material adverse effect on the Company’s business, results of operations and financial condition. In addition, the Company’s organizational structure may limit its ability to transfer funds between countries, particularly into and out of the United States, without incurring adverse tax consequences. Regulatory restrictions may also limit the Company’s ability to transfer funds in certain jurisdictions. Any of these events could result in a loss of business or other unexpected costs that could reduce sales or profits and have a material adverse effect on the Company’s financial condition, results of operations and cash flows.
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
The Company is subject to laws and regulations governing the Internet and e-commerce. These existing and future laws and regulations may impede the growth of the Internet, e-commerce or other online services. These regulations and laws may cover taxation, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband residential Internet access and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, and personal privacy apply to the Internet and e-commerce. Unfavorable resolutions of these issues could diminish the demand for the Company’s products on the Internet and increase the cost of doing business. For example, in 2018, the U.S. Supreme Court ruling in South Dakota v. Wayfair, Inc. et al reversed the longstanding precedent that remote sellers are not required to collect state and local sales taxes and established that a state may enforce or adopt laws requiring online retailers to collect and remit sales tax if there is a substantial nexus between the online retailer’s activity and the state, even if the retailer has no physical presence within the taxing state. While the Company now collects, remits and reports sales tax in states in which it does business, it is possible that Company’s effective income tax rate, the cost of the Company’s e-commerce business, and the growth of its e-commerce business could be materially adversely affected by other new laws or regulations governing the Internet and e-commerce. This potential negative impact on the Company’s e-commerce business could have a material adverse effect on the Company’s overall business, results of operations and financial condition.
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
In January 2025, the Company announced the relocation of its East Coast distribution facility currently located in Robbinsville, NJ (the “Robbinsville Facility”) to a warehouse and distribution space in Hagerstown, Maryland (the “Hagerstown Facility”). The Hagerstown Facility is a new built to suit distribution center and the Company estimates it will require an investment of capital expenditures of approximately $9.3 million for equipment and certain leasehold improvements, of which $2.3 million has been incurred during fiscal 2025. The Company expects to incur exit costs of approximately $7 million as well as start-up costs of approximately $7 million. Additionally, the Company’s purchases that are to be delivered this new distribution facility will require the Company to arrange for transportation, primarily by sea, from ports in Asia and Europe to a new port in the United States. The relocation subjects the Company to certain risks such as delays in construction, increase in exit and relocation costs, and transportation risks. Failure to successfully navigate these risks could have a material adverse effect on the Company’s business and results of operations.
The Company is subject to cyber security risks and may incur increasing costs in efforts to minimize those risks and to comply with regulatory standards.
The Company employs information technology systems and operates websites which allow for the secure storage and transmission of proprietary or confidential information regarding the Company’s customers, employees and others, including credit card information and personal identification information. The Company has made significant efforts to secure its computer network to mitigate the risk of possible cyber-attacks, including, but not limited to, data breaches, and is continuously working to upgrade its existing information technology systems and provide employee awareness training around phishing, malware, and other cyber risks in an effort to protect against cybersecurity threats and security breaches. Despite these efforts, any future cyber incidents could compromise the Company’s information technology systems, disrupt operations, result in the loss, theft or misuse of confidential or personal information, and adversely affect the Company’s ability to process transactions and fulfill orders. Additionally, as Artificial Intelligence ("AI") continues to evolve, cyber-attackers could also use AI to develop malicious code and sophisticated phishing attempts. Although we believe that we have robust information security procedures, controls and other safeguards in place, as cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate information security vulnerabilities. Cybersecurity incidents may also arise from vulnerabilities in third-party service providers, including cloud service providers, payment processors, logistics providers and other vendors upon which the Company relies. Any cybersecurity incidents could lead to negative publicity, loss of sales and profits or cause the Company to incur significant costs to reimburse third- parties for damages, which could adversely impact profits.
Additionally, the Company must comply with increasingly complex and rigorous regulatory standards enacted to protect businesses and personal data, including the General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act. GDPR and similar international data protection laws impose strict requirements regarding the collection, use, storage, transfer and protection of personal data, and provide for significant penalties for non-compliance. In the United States, numerous states have enacted comprehensive privacy and data protection laws, and additional states are considering similar legislation, resulting in an increasingly complex and fragmented regulatory landscape that imposes enhanced consumer rights, heightened compliance obligations, and, in certain cases, private rights of action and statutory damages. Any failure to comply with GDPR, U.S. federal or state privacy and data protection laws, or other regulatory standards, could subject the Company to legal and reputational risks. Misuse of or failure to secure personal information could also result in violation of data privacy laws and regulations, proceedings against the Company by governmental entities or others, damage to the Company’s reputation and credibility, and could have a material adverse effect on the Company’s business and results of operations.
The Company is in the process of transitioning the Company’s Systems, Applications and Products and other critical systems to cloud-based technologies. As the Company transitions to cloud-based technologies, the Company may be exposed to additional cyber threats as the Company migrates from legacy systems to cloud-based solutions. The Company’s increased dependence on third parties for cloud-based systems may also subject the Company to further cyber threats. In addition, disruptions, outages, service interruptions or security incidents affecting cloud service providers could impair the Company’s ability to access critical systems and data. Concentration of services with a limited number of cloud providers may increase these risks. There can be no assurance that the Company will not suffer a material adverse effect resulting from vulnerabilities in widely deployed software used by third parties.
The rapid development and adoption of artificial intelligence technologies, including AI-driven search tools, may adversely affect our product visibility, competitive position and results of operations.
The rapid development and adoption of artificial intelligence (“AI”) technologies are transforming the retail, consumer products and e-commerce industries. Retailers, online marketplaces and search platforms are increasingly utilizing AI-driven search and recommendation tools that influence how consumers discover and evaluate products. Changes in these technologies may affect the visibility, ranking and prominence of our products on third-party e-commerce platforms or in online search results. If AI-driven search or recommendation systems reduce traffic to our product listings or favor competitors’ products, our sales volumes, brand visibility and results of operations could be adversely affected.
We and our third-party service providers may also use AI tools in areas such as marketing content, demand forecasting, inventory management and product development. AI systems may produce inaccurate, biased or otherwise flawed outputs due to deficiencies in algorithms or training data, which could result in inaccurate forecasts, operational disruptions, excess inventory or stockouts, increased costs, lost sales opportunities or reputational harm.
In addition, the use of AI presents legal, regulatory, intellectual property, cybersecurity and data privacy risks. AI-generated outputs may infringe third-party rights or incorporate proprietary information in unintended ways, and the legal and regulatory landscape governing AI is rapidly evolving. Compliance with new or changing requirements may increase our costs or limit our ability to deploy AI technologies effectively. If our use of AI, or that of retailers, marketplaces or other business partners, results in operational, legal or reputational harm, our business, financial condition and results of operations could be adversely affected.
The Company sells consumer products which involve an inherent risk of product liability claims.
The marketing of certain of the Company’s consumer products involve an inherent risk of product liability claims or recalls or other regulatory or enforcement actions initiated by the U.S. Consumer Product Safety Commission, by governmental or regulatory authorities in the United Kingdom, the European Union and other jurisdictions in which the Company’s products are sold, by other regulatory authorities or through private causes of action. The Company has in the past, and may have in the future, recalls (both voluntary and involuntary) of its products. Any defects in products the Company markets could harm the Company’s reputation, adversely affect its relationship with its customers and decrease market acceptance of the Company’s products and the strength of the brand names under which the Company markets such products. Potential product liability claims may exceed the amount of the Company’s insurance coverage (which is subject to self-insured retention amounts) and could materially damage the Company’s business and its financial condition. In addition, the Company’s insurance policies may contain exclusions, limitations or deductibles that could limit available coverage, and coverage may not be available on commercially reasonable terms in the future. Additionally, the Company’s product standards could be impacted by new or revised environmental rules and regulations or other social initiatives.
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
The Company’s success depends, in part, on the efforts and skills of its executives and other key employees. The Company’s key employees are experienced and highly qualified in the housewares industry. The loss of any of the Company’s executive officers or other key employees could harm the business and the Company’s ability to timely achieve its strategic initiatives. The Company’s success also depends, in part, on its ability to identify, hire and retain other skilled personnel. The Company’s industry is characterized by a high level of employee mobility and aggressive recruiting among competitors for personnel with successful track records and increasing competition for talent, including in technology, digital commerce and logistics roles. In addition, broader labor market conditions, including wage inflation, evolving employee expectations regarding remote or flexible work arrangements, and changing immigration or employment regulations, may further increase the Company’s costs and retention challenges. The Company may not be able to attract and retain skilled personnel or may incur significant costs in order to do so. Any failure to effectively manage succession planning, talent development and retention could disrupt operations, delay strategic initiatives and adversely affect the Company’s financial performance.
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
The full Board of Directors is responsible for the oversight of the Company’s cybersecurity risk management. The Board is updated periodically by management, including the EVP, Global Supply Chain & Import, regarding the Company’s efforts in managing risks associated with cybersecurity threats.
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

Item 2. Properties
The following table lists the principal properties at which the Company operated its business at December 31, 2025:

Location	Description	Size (square feet)	Owned/ Leased
Rialto, California (1)	West Coast warehouse and distribution facility	703,000	Leased
Robbinsville, New Jersey (1)(4)	Principal East Coast warehouse and distribution facility	700,000	Leased
Aston, England (2)	Offices, showroom, warehouse and distribution facility	250,000	Leased
Winchendon, Massachusetts (1)	Warehouse and distribution facility, and spice packing line	175,000	Owned
Garden City, New York (3)	Corporate headquarters/main showroom	159,000	Leased
Las Cruces, New Mexico (1)	Offices, warehouse and distribution facility	56,000	Leased
San Germán, Puerto Rico (1)	Sterling silver manufacturing facility	55,000	Leased
Medford, Massachusetts (1)	Offices, showroom, warehouse and distribution facility	44,000	Leased
Shanghai, China (3)	Offices	21,700	Leased
Oak Brook, Illinois (1)	Offices	18,000	Leased
Seattle, Washington (1)	Offices	17,500	Leased
New York, New York (1)	Offices and showrooms	12,000	Leased
Chihuahua, Mexico (1)	Manufacturing facility	12,000	Leased
Atlanta, Georgia (1)	Showrooms	11,000	Leased
Guangzhou, China (3)	Offices	10,000	Leased
Bentonville, Arkansas (1)	Offices and showroom	7,000	Leased
Pawtucket, Rhode Island (1)	Offices and showroom	4,900	Leased
Menomonee Falls, Wisconsin (1)	Showroom	4,000	Leased
Tianjin, China (3)	Offices	2,400	Leased
Minneapolis, Minnesota (1)	Offices	1,956	Leased
Kowloon, Hong Kong (3)	Offices	1,814	Leased
Issaquah, Washington (1)	Offices and showroom	1,125	Leased
(1)Location primarily used by the U.S. segment.
(2)Location used by the International segment.
(3)Location used by both segments.
(4)In January 2025, the Company entered into a lease agreement for warehouse and distribution space in Hagerstown, Maryland (the “Hagerstown Facility”). The Company expects the lease to commence in the second quarter of 2026 and the facility to be fully operational in the third quarter of 2026. The Facility will serve as the Company’s primary East Coast distribution facility primarily for its U.S. segment, which will replace the Company’s existing Robbinsville, New Jersey facility, the lease for which expires in November 2026.

Item 3. Legal Proceedings
For a description of our legal proceedings, please see NOTE 13 — COMMITMENTS AND CONTINGENCIES, to the Company’s consolidated financial statements included in this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosure
Not applicable.

PART II
Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is traded under the symbol “LCUT” on the Nasdaq Global Select Market (“Nasdaq”).
At February 28, 2026, the Company estimates that there were approximately 3,645 record holders of the Company’s common stock.
The Company is authorized to issue 100 shares of Series A Preferred stock and 2,000,000 shares of Series B Preferred stock, none of which were issued or outstanding at December 31, 2025.
For a discussion of dividends paid by the Company in 2025 and 2024, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Dividends. The Board of Directors currently intends to continue paying cash dividends for the foreseeable future, although the Board of Directors may in its discretion determine to modify or eliminate such dividends at any time.

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

Date	Lifetime Brands, Inc.	Hemscott Group Index	Peer Group	Nasdaq Market Index
12/31/2020 (1)(2)	$100.00	$100.00	$100.00	$100.00
12/31/2021	$106.26	$106.74	$116.56	$122.18
12/31/2022	$51.26	$66.62	$69.13	$82.43
12/31/2023	$46.67	$46.42	$77.70	$119.22
12/31/2024	$42.03	$54.67	$56.81	$154.48
12/31/2025	$29.26	$22.07	$50.50	$187.14
(1)The graph assumes $100 was invested as of the close of trading on December 31, 2020 and dividends were reinvested. Measurement points are at the last trading day of each of the fiscal years ended December 31, 2021, 2022, 2023, 2024 and 2025. The material in this chart is not soliciting material, is not deemed filed with the SEC and is not incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation by reference language in such filing. A list of the companies included in the Company’s Hemscott Group Index will be furnished by the Company to any stockholder upon written request to the Chief Financial Officer of the Company. Peer group comprises of The Buckle, Inc., Delta Apparel, Inc., Unifi, Inc., Universal Electronics Inc., iRobot Corporation, Hamilton Beach Brands Holding Company, Helen of Troy Limited, Vera Bradley, Inc., Johnson Outdoors Inc., Lands’ End, Movado Group, Inc., Oxford Industries, Inc., JAKKS Pacific, Inc., YETI Holdings, Inc., Solo Brands, Inc., Superior Group of Companies.
(2)The graph was prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2026. Index Data: Copyright NASDAQ OMX, Inc. Used with permission. All rights reserved.
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
The discussion focuses on the results of the year ended December 31, 2025 compared to the year ended December 31, 2024. For a discussion of the year ended December 31, 2024 compared to December 31, 2023, please refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations”, in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
ABOUT THE COMPANY
The Company designs, sources and sells branded kitchenware, tableware and other home solution products used in the home. The Company’s product categories include two categories of products used to prepare, serve and consume foods, Kitchenware (kitchen tools, cutlery, kitchen scales, thermometers, cutting boards, shears, cookware, pantryware, spice racks and bakeware) and Tableware (dinnerware, stemware, flatware and giftware); and one category, Home Solutions, which comprises other products used in the home (thermal beverageware, bath scales, weather and outdoor household products, food storage, neoprene travel products and home décor).
The Company markets several product lines within each of its product categories and under most of the Company’s brands, primarily targeting moderate price points through virtually every major level of trade. The Company believes it possesses certain competitive advantages based on its brands, its emphasis on innovation and new product development, and its sourcing capabilities. The Company owns or licenses a number of leading brands in its industry, including Farberware®, KitchenAid®, Mikasa®, Taylor®, Pfaltzgraff®, Dolly Parton®, S'well®, Sabatier®, Kamenstein®, and Fred® & Friends. Historically, the Company’s sales growth has come from expanding product offerings within its product categories, by developing existing brands, acquiring new brands (including complementary brands in markets outside the United States), and establishing new product categories. Key factors in the Company’s growth strategy have been the selective use and management of the Company’s brands and the Company’s ability to provide a stream of new products and designs. A significant element of this strategy is the Company’s in-house design and development teams that create new products, packaging and merchandising concepts.
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
SEASONALITY
The Company’s business and working capital needs are seasonal, with a majority of sales occurring in the third and fourth quarters. In 2025, 2024 and 2023, net sales for the third and fourth quarters accounted for 58%, 58% and 57% of total annual net sales, respectively. In anticipation of the pre-holiday shipping season, inventory levels typically increase primarily in the June through October time period.
Consistent with the seasonality of the Company’s net sales and inventory levels, the Company also experiences seasonality in its inventory turnover and turnover days from one quarter to the next.
RESTRUCTURING
During 2025, the Company’s International segment incurred $0.3 million of restructuring expense related to severance associated with the reorganization of the International segment's workforce. The reorganization was undertaken in connection with Project Concord and primarily affected the structure of the International segment's merchandising and sales workforce.

RECENT DEVELOPMENTS
Tariff and Supply Chain Considerations
The Company sources almost all of its product from third-party manufacturers outside the U.S., primarily in China. This geographic concentration in suppliers exposes the Company to risks associated with doing business globally, including risks relating to changes in U.S. tariff and trade policies. New or increased tariffs, quotas, embargoes, or other trade barriers could adversely impact our supply chain and cost structure. To mitigate the impact of the tariffs imposed by the U.S. administration during 2025, the Company has negotiated price increases to its U.S. customers, negotiated lower product costs with its foreign suppliers and pursues diversification of its foreign sourced products to countries that are expected to be subject to lower tariffs. The Company’s tariff mitigation strategy is intended to maintain the Company’s gross margin dollars and therefore, may result in a decline in gross margin percentage. Net sales for fiscal 2025 were negatively impacted by softening consumer discretionary demand, as tariff-related uncertainty and price increases reduced retail ordering volume. For the full fiscal year 2025, U.S. gross margin percentage declined 100 basis points compared to 2024. This decline was at least in part a result of the combined impact of tariffs offset by our mitigation strategy. We expect continued margin pressure through the first half of 2026 as higher-cost inventory is sold through, reflecting the full impact of these tariffs.
On February 20, 2026, the U.S. Supreme Court held that the U.S. administration’s imposition of tariffs unlawful pursuant to the International Emergency Economic Powers Act (“IEEPA”) was unlawful, striking down the 10% global baseline tariff, as well as the higher tariffs imposed on certain U.S. trading partners. The U.S. Supreme Court’s ruling did not affect all of the recently imposed tariffs, including those imposed following trade remedy investigations by the Department of Commerce or the U.S. Trade Representative. Nor does it prohibit the imposition of future tariffs through alternative trade authorities available to the U.S. administration. On February 20, 2026, shortly after the announced U.S. Supreme Court decision, the U.S. administration announced that it would be imposing a new 10% global tariff for a period of 150 days pursuant to a balance-of-payments provision in Section 122 of the Trade Act of 1974, to become effective February 24, 2026. The U.S. administration further announced that it would begin additional trade remedy investigations into unidentified trading partners pursuant to Section 301 of the Trade Act of 1974 and with respect to certain unidentified product sectors pursuant to Section 232 of the Trade Expansion Act of 1962. The U.S. Government has stated publicly that companies will need to litigate to obtain refunds, which could take years and neither the U.S. Customs and Border Protection (“CBP”) nor the Court of International Trade has to date issued any guidance on refunds, making it challenging to predict if, and when, any refunds will, in fact, be obtained and whether refunds may be paid in cash or credits against future duties or tariffs.
We cannot predict what additional changes to trade policy will be made by the U.S. administration or Congress, including whether existing tariff policies will be maintained or modified, what products may be subject to such policies, or whether the entry into new bilateral or multilateral trade agreements will occur, nor can we predict the effects that any such changes would have on our business, capital expenditures, and results of operations. We are actively monitoring the rapidly evolving tariff and global trade policies that become effective, as well as potential retaliatory actions by other countries.
If tariffs rates were to increase further and the Company is unable to mitigate the impact of the increase in cost, it would result in lower gross margin from the sale of its products. The broader macroeconomic impacts related to the changes in tariff policies including potential mitigation efforts by retailers may negatively impact consumer spending and buying patterns of the Company’s products. This could materially adversely affect the Company’s results of operations and financial condition.
Hagerstown Facility
In January 2025, the Company announced the relocation of the Company’s East Coast distribution operations currently located in Robbinsville, NJ (the “Robbinsville Facility”) to Hagerstown, Maryland (the “Hagerstown Facility”). In connection with the relocation, the Company expects to incur exit costs of approximately $7.0 million for employee severance, certain employee relocation costs, and remaining lease costs for the Robbinsville Facility, which costs are expected to be incurred in 2026.
The Hagerstown Facility will require capital expenditures for equipment and certain leasehold improvements of approximately $9.3 million, of which $7.0 million remains to be purchased in 2026. Start-up costs are estimated to be approximately $7.0 million, which includes recruitment, relocation of inventory, set up costs and lease expenses prior to the Hagerstown Facility being fully operational. These one-time costs are expected to be incurred in 2026. The Company expects that the Hagerstown Facility will be fully operational by the third quarter of 2026. Additionally, in connection with the relocation to the Hagerstown Facility, the Company will receive tax abatement and incentives over the term of the Lease from the State of Maryland and Washington County, Maryland totaling approximately $13.1 million. These incentives include real property tax abatement, employee state withholding tax credit, conditional grants and income tax credits.
Project Concord
In January 2025, the Company launched Project Concord, management’s comprehensive plan to propel growth and streamline the cost structure of its International operations. The Company expects this plan to improve future results of its International segment through sales growth and the identified costs efficiencies. During 2025, the Company announced a reorganization of its international workforce in connection with Project Concord. The reorganization primarily affected the structure of the International segment's merchandising and sales workforce. The restructuring expenses related to severance associated with the reorganization of $0.3 million was recorded in 2025. The Company expects to record approximately $0.7 million, of restructuring charges in connection with the Project Concord, for severance and related costs in 2026.
EFFECT OF ADOPTION OF ACCOUNTING PRINCIPLES
Adopted accounting pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated No. (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. The Company adopted this ASU on a retrospective basis effective January 1, 2025. Refer to NOTE 11 — INCOME TAXES for the inclusion of new disclosures required.
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
RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2025 COMPARED TO YEAR ENDED DECEMBER 31, 2024.
The following table sets forth statement of operations data of the Company as a percentage of net sales for the periods indicated below.

	Year Ended December 31,
	2025	2024
Net sales	100.0%	100.0%
Cost of sales	62.9	61.8
Gross margin	37.1	38.2
Distribution expenses	11.4	10.8
Selling, general and administrative expenses	22.0	23.4
Goodwill impairment	5.1	—
Restructuring expenses	0.1	—
(Loss) income from operations	(1.5)	4.0
Interest expense	(3.1)	(3.3)
Mark to market loss on interest rate derivatives	(0.1)	(0.1)
Gain on extinguishments of debt, net	—	—
Loss on equity securities	—	(2.0)
(Loss) income before income taxes and equity in losses	(4.7)	(1.4)
Income tax benefit (provision)	0.5	(0.5)
Equity in losses, net of taxes	0.0	(0.3)
Net loss	(4.2)%	(2.2)%

MANAGEMENT’S DISCUSSION AND ANALYSIS
2025 COMPARED TO 2024
Net Sales
Net sales for the year ended December 31, 2025 were $647.9 million, a decrease of $35.1 million, or 5.1%, compared to net sales of $683.0 million in 2024. In constant currency, a non-GAAP financial measure, which excludes the impact of foreign exchange fluctuations and was determined by applying 2025 average rates to 2024 local currency amounts, net sales decreased $36.9 million, or 5.4%, as compared to consolidated net sales in the corresponding period in 2024.
Net sales for the U.S. segment in 2025 were $591.2 million, a decrease of $36.0 million, or 5.7%, compared to net sales of $627.2 million in 2024. For the year ended December 31, 2025, net sales were unfavorably impacted by lower sales volume as price increases softened consumer demand, partially offset by higher selling prices, reflecting the price increases for the Company’s U.S. customers that became effective during the third quarter of 2025.
Net sales for the U.S. segment’s Kitchenware product category in 2025 were $374.9 million, a decrease of $9.4 million, or 2.4%, compared to net sales of $384.3 million in 2024. The net sales decrease in the U.S. segment’s Kitchenware product category was driven by lower sales for cutlery and board, bakeware products, barware products and kitchen tools. The decrease was partially offset by higher sales for kitchen measurement products driven by a new warehouse program in 2025.
Net sales for the U.S. segment’s Tableware product category in 2025 were $122.2 million, a decrease of $10.6 million, or 8.0%, compared to net sales of $132.8 million for 2024. The decrease was attributable primarily to lower warehouse club programs in 2025 for dinnerware and flatware programs not repeated. This decline was partially offset by higher sales for dinnerware in the dollar channel.
Net sales for the U.S. segment’s Home Solutions products category in 2025 were $94.1 million, a decrease of $16.0 million, or 14.5%, compared to net sales of $110.1 million in 2024. The decrease was attributable primarily to lower sales of hydration products and bath measurement products. The decrease was partially offset by higher sales in the back-to-school lunch box category.
Net sales for the International segment in 2025 were $56.7 million, an increase of $0.9 million, or 1.6%, compared to net sales of $55.8 million for 2024. In constant currency, a non-GAAP financial measure, which excludes the impact of foreign exchange fluctuations and was determined by applying 2025 average exchange rates to 2024 local currency amounts, net sales decreased approximately 1.7%. The increase in net sales was driven by favorable foreign currency translation effects.The decrease in constant currency was driven by lower sales in the U.K., partially offset by higher sales in the Asia Pacific region.
Gross margin
Gross margin for 2025 was $240.7 million, or 37.1%, compared to $260.7 million, or 38.2%, for the corresponding period in 2024.
Gross margin for the U.S. segment was $220.8 million, or 37.3%, for 2025, compared to $240.3 million, or 38.3%, for 2024. The decrease in gross margin percentage was primarily attributable to higher tariffs and product costs, which more than offset the benefit of higher selling prices. The decrease in gross margin dollars was driven by lower sales volume.
Gross margin for the International segment was $19.9 million, or 35.1%, for 2025, compared to $20.4 million, or 36.6%, for 2024. The decrease in gross margin percentage was primarily due to a higher mix of sales incentives and customer allowances during the period.
Distribution expenses
Distribution expenses were $74.1 million for the 2025 period as compared to $73.8 million for the 2024 period. Distribution expenses as a percentage of net sales were 11.4% and 10.8% in 2025 and 2024.
Distribution expenses as a percentage of net sales for the U.S. segment were approximately 10.0% in 2025 and 9.6% in 2024. Distribution expenses in 2025 and 2024 included $0.3 million and $1.0 million, respectively, for redesign costs related to the Company’s U.S. warehouses. As a percentage of sales shipped from the Company’s warehouses, excluding warehouse redesign expenses, distribution expenses were 9.6% and 9.7% for 2025 and 2024. The decrease in distribution expenses as a percentage of sales was primarily attributable to lower depreciation expense due to changes in asset retirement obligation estimates in the prior year, improved labor management efficiencies and decreased employee expenses, net of higher software costs, due to the launch of a new warehouse management system at the Company’s West Coast distribution center in September 2024.

Distribution expenses as a percentage of net sales for the International segment were approximately 26.3% in 2025 and 24.7% in 2024, respectively. As a percentage of sales shipped from the Company’s international warehouses, distribution expenses were 23.1% and 22.1% for 2025 and 2024, respectively. The increase in distribution expenses as a percentage of sales was primarily attributable to higher warehouse expenses related to the expanded distribution of the Company’s products within the Asia Pacific region, partially offset by a decrease in freight-out expenses due to customer mix.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses for 2025 were $142.4 million, a decrease of $17.4 million, or 10.9%, as compared to $159.8 million for 2024.
SG&A expenses for 2025 for the U.S. segment were $117.5 million, a decrease of $5.5 million, or 4.5%, compared to $123.0 million for 2024. As a percentage of net sales, SG&A expenses were 19.9% for 2025, compared to 19.6% for 2024. The decrease in the expenses was attributable to lower employee expenses, including incentive compensation, partially offset by an increase in amortization expense related to an indefinite trade name, which was reclassified to a definite lived trade name in the fourth quarter 2024. The increase in selling, general and administrative expenses as a percentage of net sales, was attributable to the impact of fixed costs on lower net sales.
SG&A expenses for 2025 for the International segment were $13.9 million, a decrease of $3.3 million, or 19.2%, compared to $17.2 million for 2024. As a percentage of net sales, SG&A expenses were 24.5% for 2025, compared to 30.8% for 2024. The decrease in the expenses was primarily attributable to foreign currency exchange gains, lower employee expenses, decreases in advertising expenses and commissions, and the prior year expense included penalties related to tax filings.
Unallocated corporate expenses for 2025 were $11.0 million, compared to $19.6 million for 2024. The decrease in expenses was driven by the recognition of a net legal settlement gain of $6.4 million in the current period, lower incentive compensation, partially offset by higher professional fees and legal expenses.
Goodwill impairment
During the second quarter of 2025, the Company’s qualitative assessment of goodwill indicated triggering events had occurred in its U.S. reporting unit. The Company performed an interim impairment test of the goodwill in the U.S. reporting unit as of June 30, 2025, that resulted in a $33.2 million non-cash goodwill impairment charge.
Restructuring expenses
During 2025, the Company’s International segment incurred $0.3 million of restructuring expense related to severance associated with the reorganization of the International segment's workforce. The reorganization was undertaken in connection with Project Concord and primarily affected the structure of the International segment's merchandising and sales workforce.
Interest expense
Interest expense for 2025 was $20.0 million, compared to $22.2 million for 2024. The decrease in expense was a result of lower average outstanding borrowings in the current period, and lower interest rates on outstanding borrowings.
Mark to market loss on interest rate derivatives
Mark to market loss on interest rate derivatives was $0.8 million and $0.5 million, respectively, for the year ended December 31, 2025, and 2024. The mark to market amount represents the change in the fair value on the Company’s interest rate derivatives that have not been designated as hedging instruments for accounting purposes. These derivatives were entered into for purposes of locking-in a fixed interest rate on the Company's variable interest rate debt. As of December 31, 2025, the intent of the Company is to hold these derivative contracts until their maturity.
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

Income tax benefit (provision)
The income tax benefit was $3.3 million in 2025 and the income tax provision was $3.3 million in 2024. The Company’s effective tax rate for 2025 was 10.9%, compared to its effective tax rate of (34.2)% for 2024. The negative rate for 2024 reflects tax expense on pretax financial reporting loss. The effective tax rate in 2025 differs from the federal statutory rate primarily due to UK foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance, and the provision of valuation allowances against current and cumulative losses in Asia, Australia, and New Zealand. The effective tax rate in 2024 differs from the federal statutory rate primarily due to state and local tax expense, nondeductible expenses and losses, and UK foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance, offset by a reduction in the Company’s accrual for uncertain tax positions and the release of the valuation allowance on foreign losses in the Netherlands.
Equity in losses, net of taxes
Equity in losses of Vasconia, net of taxes, was $2.1 million for the year ended December 31, 2024.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s audited consolidated financial statements which have been prepared in accordance with GAAP and with the instructions to Form 10-K and Article 10 of Regulation S-X. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments based on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company evaluates these estimates including those related to revenue recognition, allowances for doubtful accounts, reserves for sales returns and allowances and customer chargebacks, inventory mark-down provisions, estimates for unpaid healthcare claims, impairment of goodwill, tangible and intangible assets, stock compensation expense, accruals related to the Company’s tax positions and tax valuation allowances. Actual results may differ from these estimates using different assumptions and under different conditions and changes in these estimates are recorded when known. The Company’s significant accounting policies are more fully described in NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES in the Notes to the consolidated financial statements included in Item 15. The Company believes that the following discussion addresses its most critical accounting policies, which are those that are most important to the portrayal of the Company’s consolidated financial condition and results of operations and require management’s most difficult, subjective and complex judgments.
Goodwill, intangible assets and long-lived assets
Goodwill is not amortized but, instead, is subject to an annual impairment assessment on October 1. Additionally, if events or conditions were to indicate the carrying value of a reporting unit may not be recoverable, the Company would evaluate goodwill and other intangible assets for impairment at that time.
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
The Company reviews goodwill impairment annually as of October 1st or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. For goodwill, impairment testing is based upon the best information available using a combination of the discounted cash flow method, a form of the income approach, and the guideline public company method, a form of the market approach.
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
Goodwill
The carrying value of the goodwill for the U.S. reporting unit was zero as of December 31, 2025.
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
The company performed an interim impairment test of the goodwill in the U.S. reporting unit as of June 30, 2025 by comparing the fair value with its carrying value. The analysis was performed by using a discounted cash flow and market multiple method. Accordingly, this fair value measurement is classified as Level 3 since it is based primarily on unobservable inputs. Based upon the analysis performed, the Company's U.S. reporting unit goodwill was fully impaired and a $33.2 million non-cash goodwill impairment charge was recognized. The goodwill impairment charge was the result of the decline in the Company's near term forecasts that were revised downward due to the changes in retailer and consumer buying patterns and an increase to the company-specific risk premium, which is an input to the cost of capital assumption, to address the potential risks in the long-term forecast which remain uncertain at this time.
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
At December 31, 2025 and 2024, the Company had cash and cash equivalents of $4.3 million and $2.9 million, respectively, and working capital of $242.6 million at December 31, 2025, compared to $221.8 million at December 31, 2024. The current ratio (current assets to current liabilities) was 2.8 to 1.0 at December 31, 2025, compared to 2.5 to 1.0 at December 31, 2024. The current ratio has remained relatively consistent.
At December 31, 2025, borrowings under the Company’s ABL Agreement were $54.1 million and $135.0 million was outstanding under the Term Loan. At December 31, 2024, borrowings under the Company’s ABL Agreement were $42.7 million and $142.5 million was outstanding under the Term Loan.
Liquidity as of December 31, 2025 was $76.6 million, consisting of $4.3 million of cash and cash equivalents, $53.1 million of availability under the ABL Agreement, limited by the Term Loan financial covenant, and $19.2 million of available funding under the Receivables Purchase Agreement.
Inventory, a large component of the Company’s working capital, is expected to fluctuate from period to period, with inventory levels higher primarily in the June through October time period. The Company also expects inventory turnover to fluctuate from period to period based on product and customer mix. Certain product categories have lower inventory turnover rates as a result of minimum order quantities from the Company’s vendors or customer replenishment needs. Certain other product categories experience higher inventory turns due to lower minimum order quantities or trending sale demands. For the three months ended December 31, 2025 inventory turnover was 2.4 times, or 152 days, as compared to 2.4 times, or 150 days, for the three months ended December 31, 2024. Inventory turns have remained relatively consistent.
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
As of December 31, 2025 and 2024, the total availability under the ABL Agreement were as follows (in thousands):

	December 31, 2025	December 31, 2024
Maximum aggregate principal allowed	$185,588	$176,329
Outstanding borrowings under the ABL Agreement	(54,105)	(42,693)
Standby letters of credit	(11,564)	(8,828)
Total availability under the ABL agreement	$119,919	$124,808
Availability under the ABL Agreement is limited to the lesser of the $200.0 million commitment and the borrowing base and therefore depends on the valuation of certain current assets comprising the borrowing base. The borrowing capacity under the ABL Agreement will depend, in part, on eligible levels of accounts receivable and inventory that fluctuate regularly. Due to the seasonality of the Company’s business, the Company may have greater borrowing availability during the third and fourth quarters of each year. Consequently, the $200.0 million commitment may not represent actual borrowing capacity. The Company’s borrowing capacity may be further limited by the Term Loan financial covenant of 5.00 to 1.00 maximum Total Net Leverage Ratio. As of December 31, 2025, the availability under the ABL Agreement, limited by the Term Loan financial covenant, was $53.1 million.
The current and non-current portions of the Company’s Term Loan included in the consolidated balance sheets were as follows (in thousands):

	December 31, 2025	December 31, 2024
Current portion of Term Loan:
Term Loan payment	$7,500	$7,500
Estimated unamortized debt issuance costs	(2,478)	(2,609)
Total Current portion of Term Loan	$5,022	$4,891

Non-current portion of Term Loan:
Term Loan, net of current portion	$127,500	$135,000
Estimated unamortized debt issuance costs	(1,573)	(4,051)
Total Non-current portion of Term Loan	$125,927	$130,949
As of December 31, 2025, the Company estimates no excess cash flow payment will be due for 2025. The 2024 excess cash flow payment of $1.2 million was paid on April 4, 2025 and reduced the scheduled quarterly payment due on June 30, 2025.
As of December 31, 2025, the future principal payments of the Term Loan are as follows (in thousands):

2026	$7,500
2027	127,500
Total	$135,000
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
Borrowings under the revolving credit facility bear interest, at the Company’s option, at one of the following rates: (i) an alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.5% or one-month Adjusted Term SOFR plus 1.0% as of a specified date in advance of the determination, but in each case not less than 1.0%, plus a margin of 0.25% to 0.5%, or (ii) Adjusted Term SOFR, which is the Term SOFR Rate for the selected 1, 3 or 6 month interest period plus 0.10% (or Euro Interbank Offered Rate “EURIBOR” for borrowings denominated in Euro; or Sterling Overnight Index Average “SONIA” for borrowings denominated in Pounds Sterling), but in each case not less than zero, plus a margin of 1.25% to 1.50%. The respective margins are based upon average quarterly availability, as defined in and computed pursuant to the ABL Agreement. In addition, the Company pays a commitment fee of 0.20% to 0.25% per annum based on the average daily unused portion of the aggregate commitment under the ABL Agreement. The interest rate on outstanding borrowings under the ABL Agreement at December 31, 2025 was between 3.29% and 7.13%. The Company paid a commitment fee of 0.25% on the unused portion of the ABL Agreement during the year ended December 31, 2025.
The Term Loan bears interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of (x) the prime rate, (y) a federal funds and overnight bank funding based rate plus 0.5% or (z) one-month Adjusted Term SOFR, but not less than 1.0% , plus 1.0%, plus a margin of 4.5% or (ii) Adjusted Term SOFR (Term SOFR plus the Term SOFR Adjustment) for the applicable interest period, but not less than 1.0%, plus a margin of 5.5%. The interest rate on outstanding borrowings under the Term Loan at December 31, 2025 was 9.35%.
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
The Company was in compliance with the covenants of the Debt Agreements at December 31, 2025.
Covenant Calculations
Adjusted EBITDA (a non-GAAP financial measure), which is defined in the Company’s Debt Agreements, is used in the calculation of the Fixed Charge Coverage Ratio, Secured Net Leverage Ratio, Total Leverage Ratio and Total Net Leverage Ratio, which are required to be provided to the Company’s lenders pursuant to its Debt Agreements.
Non-GAAP financial measure
Adjusted EBITDA is a non-GAAP financial measure within the meaning of Regulation G and Item 10(e) of Regulation S-K, each promulgated by the SEC. This measure is provided because management of the Company uses this financial measure in evaluating the Company’s ongoing financial results and trends. Management also uses this non-GAAP information as an indicator of business performance. Adjusted EBITDA, as discussed above, is also one of the measures used to calculate financial covenants required to be provided to the Company’s lenders pursuant to its Debt Agreements.
Investors should consider these non-GAAP financial measures in addition to, and not as a substitute for, the Company’s financial performance measures prepared in accordance with GAAP. Further, the Company’s non-GAAP information may be different from the non-GAAP information provided by other companies including other companies within the home retail industry.

The following is a reconciliation of net (loss) income as reported to adjusted EBITDA for the years ended December 31, 2025 and 2024 and each fiscal quarter of 2025 and 2024:

	Three Months Ended				Year Ended
	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025	December 31, 2025
			(in thousands)
Net (loss) income as reported	$(4,201)	$(39,699)	$(1,189)	$18,152	$(26,937)
Income tax (benefit) provision	(142)	(2,782)	2,861	(3,220)	(3,283)
Interest expense	4,915	5,054	5,013	5,048	20,030
Depreciation and amortization	5,698	5,437	5,398	5,315	21,848
Gain on disposition of fixed assets	—	—	(94)	—	(94)
Mark to market loss (gain) on interest rate derivatives	527	220	8	(1)	754
Goodwill impairment	—	33,237	—	—	33,237
Stock compensation expense	1,062	1,044	994	201	3,301
Legal settlement gain, net(1)	(4,578)	—	—	—	(4,578)
Severance expense	—	270	—	241	511
Acquisition related expenses	—	123	49	1,799	1,971
Restructuring expenses	—	—	304	24	328
Warehouse redesign expenses(2)	—	139	76	48	263
Pro forma adjustments(3)					3,400
Adjusted EBITDA(4)	$3,281	$3,043	$13,420	$27,607	$50,751
(1) For the year ended December 31, 2025, legal settlement gain, net included a net settlement of $6.4 million discussed in NOTE 13 — COMMITMENTS AND CONTINGENCIES, and adjusted for legal fees incurred from March 2, 2018 through March 31, 2025 of $1.8 million.
(2) For the year ended December 31, 2025, the warehouse redesign expenses were related to the U.S. segment.
(3) Pro forma adjustments represent the amount of operating expense reductions projected by the Company as a result of actions taken through December 31, 2025 or expected to be taken within 18 months of December 31, 2025, net of the benefits realized during the twelve months ended December 31, 2025. These actions include cost savings initiatives for the U.S. segment related to reductions in employee expenses (i.e., including terminated employees) and costs saving for the International segment related to Project Concord.
(4)Adjusted EBITDA is a non-GAAP financial measure that is defined in the Company’s debt agreements. Adjusted EBITDA is defined as net (loss) income, adjusted to exclude income tax (benefit) provision, interest expense, depreciation and amortization, gain on disposition of fixed assets, mark to market loss (gain) on interest rate derivatives, goodwill impairment, stock compensation expense, legal settlement gain, net, and other items detailed in the table above that are consistent with exclusions permitted by our debt agreements.

	Three Months Ended				Year Ended
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024	December 31, 2024
			(in thousands)
Net (loss) income as reported	$(6,260)	$(18,167)	$344	$8,918	$(15,165)
Loss on equity securities	—	14,152	—	—	14,152
Equity in losses, net of taxes	2,092	—	—	—	2,092
Income tax provision (benefit)	210	(57)	1,507	1,671	3,331
Interest expense	5,614	5,157	5,834	5,603	22,208
Depreciation and amortization	4,939	4,894	6,408	6,073	22,314
Mark to market loss (gain) on interest rate derivatives	174	82	928	(718)	466
Stock compensation expense	807	1,037	1,042	1,034	3,920
Acquisition related expenses	95	641	210	143	1,089
Warehouse redesign expenses (1)	18	35	662	249	964
Adjusted EBITDA (2)	$7,689	$7,774	$16,935	$22,973	$55,371
(1) For the year ended December 31, 2024, the warehouse redesign expenses related to the U.S. segment.
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
Capital expenditures
Capital expenditures for the year ended December 31, 2025 were $4.4 million.
Derivatives
The Company’s risk management strategy includes the use of derivative financial instruments to manage its exposure to interest rate movements and to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates primarily to offset the earnings impact related to inventory purchases. The Company does not enter into derivative transactions for trading purposes. The Company classifies cash flows from its derivative transactions as cash flows from operating activities in the consolidated statements of cash flows.
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
In March 2024 and October 2024, the Company entered into new interest rate swap agreements, each with an aggregate notion value of $25.0 million and expire in August 2027. These interest rate swaps have not been designated as accounting hedges and are intended to serve as cash flow hedges to economically hedge the Company’s exposure to the variability in interest payments on a portion of its Term Loan borrowings. Accordingly, changes in fair value are recognized in earnings in the period incurred. The Company’s total outstanding notional value of interest rate swaps was $50.0 million at December 31, 2025.
Foreign Exchange Contracts
To reduce the impact of changes in foreign currency exchange rates on its results, from time to time the Company is a party to certain foreign exchange contracts, primarily to offset the earnings impact related to fluctuations in foreign currency exchange rates associated with inventory purchases. The Company designates these contracts for accounting purposes as cash flow hedges. The Company purchases foreign currency forward contracts with terms less than 18 months. The aggregate gross notional value of foreign exchange contracts at December 31, 2025 and 2024 were zero and $8.0 million, respectively.
Dividends
Dividends were declared in 2025 and 2024 as follows:

Dividend per share	Date declared	Date of record	Payment date
$0.0425	March 8, 2024	May 1, 2024	May 15, 2024
$0.0425	June 20, 2024	August 1, 2024	August 15, 2024
$0.0425	August 6, 2024	November 1, 2024	November 15, 2024
$0.0425	November 5, 2024	January 31, 2025	February 14, 2025
$0.0425	March 11, 2025	May 1, 2025	May 15, 2025
$0.0425	June 18, 2025	August 1, 2025	August 15, 2025
$0.0425	August 5, 2025	October 31, 2025	November 14, 2025
$0.0425	November 4, 2025	January 30, 2026	February 13, 2026
On March 9, 2026, the Board of Directors declared a quarterly dividend of $0.0425 per share payable on May 15, 2026 to shareholders of record on May 1, 2026.
Cash provided by operating activities
Net cash provided by operating activities was $7.6 million in 2025, compared to $18.6 million in 2024. The decrease from 2025 compared to 2024 was attributable to timing of payments for accounts payable and accrued expenses, partially offset by lower investment in inventory, and a net legal settlement gain received in the current period.
Cash used in investing activities
Net cash used in investing activities was $4.3 million in 2025, compared to $2.2 million in 2024. The increase in cash used in investment activities was driven by purchases of equipment for the Hagerstown Facility.
Cash used in financing activities
Net cash used in financing activities was $2.2 million in 2025 compared to $29.5 million in 2024. The change from 2025 compared to 2024 was attributable to higher net proceeds from the revolving credit facility in the 2025 period, compared to net repayments of revolving credit facility in the 2024 period.
MATERIAL CASH REQUIREMENTS
The Company’s material cash requirements include the following:
Debt
As of December 31, 2025, the Company had an outstanding Term Loan facility, which matures on August 26, 2027, for an aggregate principal amount of $135 million, with $7.5 million amounts due within 12 months. Estimated future interest obligations associated with debt and interest rate swaps total $25.9 million, with $15.5 million payable within 12 months. The future interest obligations are estimated by assuming the amounts outstanding under the Company’s debt agreements and the interest rates as of December 31, 2025 remain consistent to the end of the debt agreements. Actual amounts borrowed and interest rates may vary over time.
Leases
The Company has operating leases for corporate offices, distribution facilities, manufacturing plants, and certain vehicles. As of December 31, 2025, the Company had fixed lease payment obligations of $68.6 million, with $19.3 million payable within 12 months.
Royalties
The Company has license agreements that require the payment of minimum royalties on sales of licensed products. As of December 31, 2025, the estimated minimum royalties payable under the noncancellable terms of these agreements amounted to $8.6 million payable within 12 months.

Post-retirement benefit
The Company assumed retirement benefit obligations, which are paid to certain former executives of a business acquired in 2006. As of December 31, 2025, the estimated discounted obligations under the agreements with the former executives amounted to $4.7 million, with $0.4 million payable within 12 months.
Wallace EPA Matter
As of December 31, 2025, in connection with the Wallace EPA Matter, the Company’s estimated remediation liability amounted to $5.3 million, with $0.8 million is expected to be paid within 12 months. The Company has provided financial assurance of $5.6 million in the form of a letter of credit.
Hagerstown Facility Relocation
In connection with the relocation of the Company’s East Coast distribution center to the Hagerstown Facility the Company expects to incur the following:
i) Fixed lease payment obligations of $123.4 million, with $3.7 million payable in 2026. The lease is expected to commence in April 2026.
ii) Capital expenditures of approximately $9.3 million related to equipment and certain leasehold improvements, with $7.0 million remaining to be purchased in the next 12 months.
iii) Estimated exit costs of $7.0 million, which are expected to be paid in the next 12 months. This includes employee severance, certain employee relocation costs and remaining lease costs for the Robbinsville Facility through the end of the term.
iv) The asset retirement obligations related to the Robbinsville warehouse of $1.4 million to be settled in the next 12 months.
iv) Estimated start-up costs of $7.0 million, which are expected to be paid in the next 12 months. This includes recruitment, relocation of inventory, set up costs and lease expenses prior to the Hagerstown Facility being fully operational.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may have an impact on the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk associated with changes in interest rates and foreign currency exchange rates. The Company believes it has moderate exposure to these risks. The Company assesses market risk based on changes in interest rates and foreign currency exchange rates utilizing a sensitivity analysis that measures the potential loss in earnings and cash flows based on a hypothetical 10% or 100 basis point change in these rates.
The Company’s functional currency is the U.S. dollar. The Company has foreign operations through its acquisitions, investments and strategic alliances in the U.K., the Netherlands, Mexico, Canada, Australia, New Zealand, Hong Kong and China; therefore, the Company is subject to increases and decreases value of its net investments due to fluctuations in foreign currency exchange rates. Additional transactions exposing the Company to exchange rate risk include sales, certain inventory purchases and operating expenses. Through its subsidiaries, portions of the Company’s cash, trade accounts receivable, trade accounts payable are denominated in foreign currencies. In addition, certain ABL borrowings held by the Company’s international subsidiaries are denominated in U.S. Dollar, which subjects the outstanding principal to fluctuations in exchange rates. For the year ended December 31, 2025, approximately 8% of the Company’s net sales revenue was in foreign currencies, compared to 7% for the year ended December 31, 2024. These sales were primarily denominated in U.K. pounds, Euros, Canadian dollars and Australian dollars. The Company makes most of its inventory purchases from Asia and uses the U.S. dollar for such purchases. In the Company’s consolidated statements of operations, foreign exchange gains and losses are recognized in SG&A expense. A hypothetical 10% change in exchange rates, with the U.S. dollar as the functional and reporting currency, would result in an increase of approximately $2.0 million in SG&A expenses.
To reduce the impact of changes in foreign currency exchange rates on its results, from time to time the Company is a party to certain foreign exchange contracts, primarily to offset the earnings impact related to fluctuations in foreign currency exchange rates associated with inventory purchases. The Company designates these contracts for accounting purposes as cash flow hedges. The Company purchases foreign currency forward contracts with terms less than 18 months. The aggregate gross notional value of foreign exchange contracts at December 31, 2025 and 2024 were zero and $8.0 million, respectively.
The Company’s ABL Agreement and Term Loan bear interest at variable rates. The Credit Agreement provides for interest rates linked to one of the SOFR, the Prime Rate or the Federal Funds Rate; therefore, the Company is subject to increases and decreases in interest expense resulting from fluctuations in interest rates. The Company entered into interest rate swap agreements in June 2019, March 2024, and October 2024, to manage interest rate exposure in connection with its variable interest rate borrowings with an aggregate notional value of $50.0 million at December 31, 2025. As of December 31, 2025, approximately $139.1 million of the Company’s debt carries a variable rate of interest, as compared to $110.2 million at December 31, 2024. The remainder of the debt at December 31, 2025 (approximately $50.0 million) carries a fixed rate of interest through the use of interest rate swaps. A hypothetical and instantaneous 100 basis point increase in the Company’s variable interest rates would increase interest expense by approximately $1.7 million over a twelve month period. The sensitivity analysis above assumes interest rate changes are instantaneous and parallel shifts in the yield curve occur.
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
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 31, 2025, that the Company’s controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2025. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
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
Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 using the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2025 was effective.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Lifetime Brands, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Lifetime Brands, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Lifetime Brands, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2025 consolidated financial statements of the Company and our report dated March 12, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Jericho, New York
March 12, 2026

Item 9B. Other Information
Rule 10b5-1 Trading Plans
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2025.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Items 10, 11, 12, 13 and 14
The information required under these items is contained in the Company’s 2026 Proxy Statement, which will be filed with the SEC within 120 days after the close of the Company’s fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.
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

10.8
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

10.10
Amended and Restated 2000 Long-Term Incentive Plan, effective as of June 25, 2020 (filed as Appendix B to the Registrant's Definitive Proxy Statement on Schedule 14A, filed on April 29, 2020 and incorporated by reference herein)

10.11
Amended and Restated 2000 Long-Term Incentive Plan, effective as of June 23, 2022 (filed as Appendix B to the Registrant's Definitive Proxy Statement on Schedule 14A, filed on April 28, 2022 and incorporated by reference herein)

10.12
Amended and Restated 2000 Long-Term Incentive Plan, effective as of June 20, 2024 (filed as Appendix B to the Registrant's Definitive Proxy Statement on Schedule 14A, filed on April 25, 2024 and incorporated by reference herein)

10.13
Amended and Restated Employment Agreement, dated September 10, 2015, between the Company and Laurence Winoker (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 16, 2015)

10.14
Amendment to the Amended and Restated Employment Agreement, dated November 8, 2017, between the Company and Laurence Winoker (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)

10.15
Letter Agreement Amending and Supplementing Employment Agreement between Lifetime Brands, Inc. and Laurence Winoker, effective April 13, 2020 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020)

10.16
Third Amendment to the Amended and Restated Employment Agreement, dated as of August 1, 2022, between the Company and Laurence Winoker (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2022)

10.17
Fourth Amendment to the Amended and Restated Employment Agreement, dated as of March 8, 2023, by and between the Company and Laurence Winoker (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022)

10.18
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

10.27
Fourth Amendment to the Employment Agreement, dated as of November 8, 2023, by and between the Company and Daniel Siegel (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023)

10.28	Form of Amended and Restated Director’s and Officer’s Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 28, 2016)

10.29
Receivables Purchase Agreement, dated as of September 30, 2016 by and among the Company, as a Seller and as a Seller Agent and initial Servicer, for itself and each of its subsidiaries thereto as a Seller, and HSBC Bank USA, National Association, as Purchaser (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 4, 2016)

10.30
Lease Agreement (Single Tenant Facility), dated as of February 14, 2017 between Baseline Opportunity LLC and Lifetime Brands Inc. for property located at 1221 North Alder Avenue, Rialto, California (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)

10.31
Voting Agreement, dated as of December 22, 2017, by and among Taylor Parent, LLC, and Jeffrey Siegel, Ronald Shiftan, Daniel Siegel and Clifford Siegel (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 29, 2017)

10.32
Employment Agreement, dated as of December 22, 2017, between the Company and Robert B. Kay (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 29, 2017)

10.33
Amendment to the Employment Agreement, dated as of October 11, 2019, between the Company and Robert B. Kay (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 15, 2019)

10.34
Letter Agreement Amending and Supplementing Employment Agreement between Lifetime Brands, Inc. and Robert B. Kay, effective April 13, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020)

10.35
Second Amendment, dated February 1, 2021, to the Employment Agreement, dated as of December 22, 2017, by and between Lifetime Brands, Inc. and Robert Kay (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 1, 2021)

10.36
Third Amendment, dated March 8, 2023, to the Employment Agreement, dated as of December 22, 2017, by and between Lifetime Brands, Inc. and Robert Kay (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022)

10.37
Stockholders Agreement, dated as of March 2, 2018, between the Company and Taylor Parent, LLC (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed March 6, 2018)

10.38
Amendment to Stockholders Agreement, dated as of October 11, 2019, between the Company and Taylor Parent, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 15, 2019)

10.39
Second Amendment, dated October 19, 2023, to that certain Stockholders Agreement, dated as of March 2, 2018, by and between Lifetime Brands, Inc. and Taylor Parent, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 20, 2023)

10.40
Letter Agreement and Joinder, dated as of November 9, 2018, by and among the Company, Taylor Parent, LLC and Centre Capital Investors V, LP. (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed November 15, 2018)

10.41
Credit Agreement, dated as of March 2, 2018, by and among the Company, the other Borrowers from time to time party thereto, the other Loan Parties from time to time party thereto, the Lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed March 6, 2018)

10.42
Amendment No. 1, dated as of December 28, 2021, by and among the Company, the other Loan Parties party thereto (as defined therein), and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.01 to the Company's Current Report on Form 8-K filed December 29, 2021)

10.43
Amendment No. 2, dated as of August 26, 2022, by and among the Company, the other Loan Parties party thereto (as defined therein), and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.01 to the Company's Current Report on Form 8-K filed August 29, 2022)

10.44
Loan Agreement, dated as of March 2, 2018, by and among the Company, the other Loan Parties from time to time party thereto, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Golub Capital LLC, as Syndication Agent. (incorporated by reference to Exhibit 10.03 to the Company’s Current Report on Form 8-K filed March 6, 2018)

10.45
Amendment No. 1, dated as of December 29, 2022, by and among the Company, the other Loan Parties from time to time party thereto, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Golub Capital LLC, as Syndication Agent. (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed January 3, 2023)

10.46
Amendment No. 2, dated as of November 14, 2023, by and among the Company, the other Loan Parties party thereto (as defined therein), and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 15, 2023)

10.47
Amendment No.1 to the Receivables Purchase Agreement, dated as of October 9, 2020 by and among the Company, as a Seller and as a Seller Agent and initial Servicer, for itself and each of its subsidiaries thereto as a Seller, and HSBC Bank USA, National Association, as Purchaser (incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020)

10.48
Amendment No.2 to the Receivables Purchase Agreement, dated as of January 6, 2023 by and among the Company, as a Seller and as a Seller Agent and initial Servicer, for itself and each of its subsidiaries thereto as a Seller, and HSBC Bank USA, National Association, as Purchaser (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022)

10.49
Amendment No.3 to the Receivables Purchase Agreement, dated as of December 21, 2023 by and among the Company, as a Seller and as a Seller Agent and initial Servicer, for itself and each of its subsidiaries thereto as a Seller, and HSBC Bank USA, National Association, as Purchaser (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023)

10.50
Amendment No.4 to the Receivables Purchase Agreement, dated as of February 23, 2024 by and among the Company, as a Seller and as a Seller Agent and initial Servicer, for itself and each of its subsidiaries thereto as a Seller, and HSBC Bank USA, National Association, as Purchaser (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023)

10.51+
Lease Agreement, dated January 23, 2025, by and between the Company and CRP/TCC Rhoton Owner LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 29, 2025)

10.52
Amendment Agreement No.6, dated as of March 13, 2025 to the Shares Subscription Agreement by and among the Company, Grupo Vasconia, S.A.B. and Mr. José Ramón Elizondo Anaya and Mr. Miguel Ángel Huerta Pando (incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024)

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024)

21.1*	Subsidiaries of the Company

23.1*	Consent of Ernst & Young LLP

23.2*	Consent of Castillo Miranda Y Compania, S.C.

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
Date: March 12, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert B. Kay	Chief Executive Officer and Director	March 12, 2026
Robert B. Kay	(Principal Executive Officer)

/s/ Laurence Winoker	Executive Vice President	March 12, 2026
Laurence Winoker	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Jeffrey Siegel	Chairman of the Board of Directors	March 12, 2026
Jeffrey Siegel

/s/ Jeffrey Herbert Evans	Director	March 12, 2026
Jeffrey Herbert Evans

/s/ Rachael Jarosh	Director	March 12, 2026
Rachael Jarosh

/s/ Cherrie Nanninga	Director	March 12, 2026
Cherrie Nanninga

/s/ Craig Phillips	Director	March 12, 2026
Craig Phillips

/s/ Veronique Gabai-Pinsky	Director	March 12, 2026
Veronique Gabai-Pinsky

/s/ Bruce Pollack	Director	March 12, 2026
Bruce Pollack

/s/ Michael J. Regan	Director	March 12, 2026
Michael J. Regan

/s/ Michael Schnabel	Director	March 12, 2026
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Lifetime Brands, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lifetime Brands, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, based on our audits and for 2023 the report of other auditors, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We did not audit the 2023 financial statements of Grupo Vasconia, S.A.B. and Subsidiaries, a corporation in which the Company had a 24.7% interest. In the consolidated financial statements, the Company’s equity in losses of Grupo Vasconia, S.A.B. and Subsidiaries is stated at $5.8 million in 2023. The financial statements of Grupo Vasconia, S.A.B. and Subsidiaries were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Grupo Vasconia, S.A.B. and Subsidiaries, is based solely on the report of the other auditors.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 12, 2026 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Estimation of Variable Consideration

Description of the Matter
For the year ended December 31, 2025, the Company reported net sales of $647.9 million. As described in Note 2 to the consolidated financial statements, the Company offers various contractual and non-contractual sales incentives and promotional programs to its customers in the normal course of business. These sales incentives and promotions represent variable consideration and are reflected as reductions in net sales in the Company’s consolidated statements of operations. Sales incentives and promotions that are non-contractual require the Company to estimate the amount of variable consideration based on historical experience and other known factors.

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

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over the estimation of variable consideration related to non-contractual sales incentives and promotions. Among others, we tested management’s review controls over the determination of significant assumptions used in estimating the variable consideration related to non-contractual sales incentives and promotions. We also tested controls over management’s review of the completeness and accuracy of the underlying data used in the analysis.

To test the Company’s measurement of variable consideration related to the non-contractual sales incentives and promotions, our audit procedures included, among others, evaluating the Company’s methodologies, testing the completeness and accuracy of the underlying data used in management's analyses, and assessing the reasonableness of significant assumptions. Specifically, we compared historical estimates to actual results to evaluate management’s ability to accurately estimate variable consideration discounts. We inspected a selection of communications between the sales and finance departments used to support the estimation of non-contractual sales incentives and promotions, and for a sample of transactions, we performed detailed testing of non-contractual sales incentives and promotions to validate the timing and amount recorded We performed inquiries of sales and divisional executives to support our evaluation of the recorded non-contractual sales incentives and promotions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1984.
Jericho, New York
March 12, 2026

LIFETIME BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands - except share data)

	December 31,
	2025	2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,267	$2,929
Accounts receivable, less allowances of $11,970 at December 31, 2025 and $14,093 at December 31, 2024	161,861	156,743
Inventory	194,046	202,408
Prepaid expenses and other current assets	12,147	11,488
Income taxes receivable	1,572	—
TOTAL CURRENT ASSETS	373,893	373,568
PROPERTY AND EQUIPMENT, net	15,441	15,049
OPERATING LEASE RIGHT-OF-USE ASSETS	48,506	59,571
INTANGIBLE ASSETS, net	132,922	183,527
OTHER ASSETS	1,793	2,595
TOTAL ASSETS	$572,555	$634,310
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturity of term loan	$5,022	$4,891
Accounts payable	45,844	60,029
Accrued expenses	64,294	70,848
Income taxes payable	—	830
Current portion of operating lease liabilities	16,143	15,145
TOTAL CURRENT LIABILITIES	131,303	151,743
OTHER LONG-TERM LIABILITIES	14,261	15,955
INCOME TAXES PAYABLE, LONG-TERM	686	706
OPERATING LEASE LIABILITIES	42,442	56,740
DEFERRED INCOME TAXES	1,554	5,601
REVOLVING CREDIT FACILITY	54,105	42,693
TERM LOAN	125,927	130,949
STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value, shares authorized: 100 shares of Series A and 2,000,000 shares of Series B; none issued and outstanding	—	—
Common stock, $0.01 par value, shares authorized: 50,000,000 at December 31, 2025 and 2024; shares issued and outstanding: 22,654,207 at December 31, 2025 and 22,155,735 at December 31, 2024	227	222
Paid-in capital	283,449	280,566
Accumulated deficit	(63,354)	(32,550)
Accumulated other comprehensive loss	(18,045)	(18,315)
TOTAL STOCKHOLDERS’ EQUITY	202,277	229,923
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$572,555	$634,310
See Notes to consolidated financial statements.

LIFETIME BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands – except per share data)

	Year Ended December 31,
	2025	2024	2023
Net sales	$647,933	$682,952	$686,683
Cost of sales	407,238	422,249	432,044
Gross margin	240,695	260,703	254,639
Distribution expenses	74,124	73,810	69,194
Selling, general and administrative expenses	142,442	159,809	152,648
Goodwill impairment	33,237	—	—
Restructuring expenses	328	—	856
(Loss) income from operations	(9,436)	27,084	31,941
Interest expense	(20,030)	(22,208)	(21,728)
Mark to market loss on interest rate derivatives	(754)	(466)	(499)
Gain on extinguishments of debt, net	—	—	761
Loss on equity securities	—	(14,152)	—
(Loss) income before income taxes and equity in losses	(30,220)	(9,742)	10,475
Income tax benefit (provision)	3,283	(3,331)	(6,222)
Equity in losses, net of taxes	—	(2,092)	(12,665)
NET LOSS	$(26,937)	$(15,165)	$(8,412)
BASIC LOSS PER COMMON SHARE	$(1.24)	$(0.71)	$(0.40)
DILUTED LOSS PER COMMON SHARE	$(1.24)	$(0.71)	$(0.40)
See Notes to consolidated financial statements.

LIFETIME BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net loss	$(26,937)	$(15,165)	$(8,412)
Other comprehensive income, net of tax:
Net change in translation adjustment	686	14,230	3,458
Net change in cash flow hedges	(291)	381	(1,057)
Effect of retirement benefit obligations	(125)	573	(46)
Other comprehensive income, net of taxes	270	15,184	2,355
Comprehensive (loss) income	$(26,667)	$19	$(6,057)
See Notes to consolidated financial statements.

LIFETIME BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common stock		Paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss
	Shares	Amount				Total
BALANCE AT DECEMBER 31, 2022	21,780	$218	$274,579	$1,145	$(35,854)	$240,088
Net loss	—	—	—	(8,412)	—	(8,412)
Other comprehensive income, net of tax	—	—	—	—	2,355	2,355
Performance shares issued to employees	120	1	(1)	—	—	—
Net issuance of restricted shares granted to employees and directors	325	3	(3)	—	—	—
Stock compensation expense	—	—	3,690	—	—	3,690
Shares effectively repurchased for required employee withholding taxes	(92)	(1)	(537)	—	—	(538)
Stock repurchase	(320)	(3)	—	(2,536)	—	(2,539)
Dividends (1)	—	—	—	(3,765)	—	(3,765)
BALANCE AT DECEMBER 31, 2023	21,813	218	277,728	(13,568)	(33,499)	230,879
Net loss	—	—	—	(15,165)	—	(15,165)
Other comprehensive income, net of tax	—	—	—	—	15,184	15,184
Performance shares issued to employees	152	2	(2)	—	—	—
Net issuance of restricted shares granted to employees and directors	302	3	(3)	—	—	—
Stock compensation expense	—	—	3,924	—	—	3,924
Shares effectively repurchased for required employee withholding taxes	(111)	(1)	(1,081)	—	—	(1,082)
Dividends (1)	—	—	—	(3,817)	—	(3,817)
BALANCE AT DECEMBER 31, 2024	22,156	222	280,566	(32,550)	(18,315)	229,923
Net loss	—	—	—	(26,937)	—	(26,937)
Other comprehensive income, net of tax	—	—	—	—	270	270
Net issuance of restricted shares granted to employees and directors	579	6	(6)	—	—	—
Stock compensation expense	—	—	3,304	—	—	3,304
Shares effectively repurchased for required employee withholding taxes	(81)	(1)	(415)	—	—	(416)
Dividends (1)	—	—	—	(3,867)	—	(3,867)
BALANCE AT DECEMBER 31, 2025	22,654	$227	$283,449	$(63,354)	$(18,045)	$202,277
(1)Cash dividend declared per share of common stock, were $0.17, $0.17 and $0.17 in 2023, 2024 and 2025, respectively.
See Notes to consolidated financial statements.

LIFETIME BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
OPERATING ACTIVITIES
Net loss	$(26,937)	$(15,165)	$(8,412)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,848	22,314	19,571
Goodwill impairment	33,237	—	—
Amortization of financing costs	2,754	2,859	1,968
Gain on disposition of fixed assets	(94)	—	—
Mark to market loss on interest rate derivatives	754	466	499
Operating leases, net	(2,313)	(2,010)	(1,889)
Provision for doubtful accounts	1,110	950	2,116
Deferred income taxes	(4,005)	(2,039)	(2,130)
Stock compensation expense	3,301	3,920	3,687
Equity in losses, net of taxes	—	2,092	12,665
Contingent consideration fair value adjustment	—	—	(650)
Gain on extinguishments of debt, net	—	—	(761)
Loss on equity securities	—	14,152	—
Changes in operating assets and liabilities
Accounts receivable	(4,934)	(3,206)	(14,972)
Inventory	11,245	(14,557)	35,428
Prepaid expenses, other current assets and other assets	(779)	5,200	(1,833)
Accounts payable, accrued expenses and other liabilities	(25,128)	4,185	10,846
Income taxes receivable	(1,572)	—	—
Income taxes payable	(879)	(592)	298
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,608	18,569	56,431
INVESTING ACTIVITIES
Purchases of property and equipment	(4,354)	(2,227)	(2,801)
Net proceeds from sale of property	94	—	—
NET CASH USED IN INVESTING ACTIVITIES	(4,260)	(2,227)	(2,801)
FINANCING ACTIVITIES
Proceeds from revolving credit facility	318,057	268,209	162,391
Repayments of revolving credit facility	(308,526)	(285,264)	(113,530)
Proceeds from Term Loan	—	—	55,991
Repayments of Term Loan	(7,500)	(7,500)	(149,540)
Payment of financing costs	—	—	(9,537)
Payments for finance lease obligations	(45)	(45)	(27)
Payments of tax withholding for stock based compensation	(416)	(1,081)	(537)
Payments for stock repurchase	—	—	(2,539)
Cash dividends paid	(3,783)	(3,809)	(3,734)
NET CASH USED IN FINANCING ACTIVITIES	(2,213)	(29,490)	(61,062)
Effect of foreign exchange on cash	203	(112)	23
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,338	(13,260)	(7,409)
Cash and cash equivalents at beginning of year	2,929	16,189	23,598
CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,267	$2,929	$16,189
See Notes to consolidated financial statements.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES
Organization and business
The Company designs, sources and sells branded kitchenware, tableware and other home solution products used in the home and markets its products under a number of widely-recognized brand names and trademarks, which are either owned or licensed by the Company or through retailers’ private labels and their licensed brands. The Company’s products, which are targeted primarily towards consumers purchasing moderately priced kitchenware, tableware and housewares, are sold through virtually every major level of trade. The Company generally markets several lines within each of its product categories under more than one brand. The Company sells its products directly to retailers (who may resell the Company’s products through their websites) and, to a lesser extent, to distributors. The Company also sells a limited selection of its products directly to consumers through its own websites.
Basis of presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for financial information and with the instructions to Form 10-K.
The accompanying consolidated financial statements include estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with U.S. GAAP. The most significant of these estimates and assumptions relate to revenue recognition (including estimates for variable consideration), allowances for doubtful accounts, reserves for sales returns and allowances and customer chargebacks, inventory mark-down provisions, impairment of goodwill, intangible assets and long-lived assets, stock-based compensation expense, derivative valuations, accruals related to the Company’s tax positions and tax valuation allowances. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.
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
The Company and its foreign subsidiaries conduct business in currencies other than their respective functional currencies. Transactions are remeasured to the subsidiaries’ functional currency at the exchange rate in effect on the dates of such transactions. Foreign currency gains and losses relating to the differences between these recorded amounts and the functional currency equivalent actually received or paid are included within selling, general and administrative expenses. The foreign currency gain (loss) were $0.7 million, $(0.6) million, and $(0.1) million for the years ended 2025, 2024, and 2023, respectively.
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

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
These arrangements and an estimate for products expected to be returned are reflected as reductions of revenue at the time of sale. See NOTE 2 — REVENUE for additional information.
Cost of sales
Cost of sales consist primarily of costs associated with the production and procurement of product, inbound freight costs, purchasing costs, handling costs, duties and tariffs, royalties and other product procurement related charges.
Distribution expenses
Distribution expenses consist primarily of warehousing expenses and freight-out expenses.
Advertising expenses
Advertising expenses are expensed as incurred and are included in selling, general and administrative expenses. Advertising expenses were $7.4 million, $7.8 million and $7.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
The sales of accounts receivable, under the Company’s Receivables Purchase Agreement with HSBC, are reflected as a reduction of accounts receivable in the Company’s consolidated balance sheet at the time of sale and any related expense is included in selling, general and administrative expenses in the Company’s consolidated statements of operations.
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
Property and equipment
Property and equipment is stated at cost. Equipment under finance leases is recorded at the present value of the total minimum lease payments. Property and equipment, other than leasehold improvements and equipment under finance leases, are depreciated using the straight-line method over the estimated useful lives of the assets. Buildings are depreciated over 30 years, machinery, furniture and equipment and computer hardware and software are depreciated over periods ranging from 3 years to 10 years. Leasehold improvements are amortized over the term of the lease or the estimated useful lives of the improvements, whichever is shorter. Equipment under finance leases are amortized over the shorter of the lease term or the assets’ useful lives. Advances paid towards the acquisition of property and equipment and the cost of property and equipment not ready for use before the end of the period are classified as construction in progress.
Cash equivalents
The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
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
During the years ended December 31, 2025, 2024 and 2023, Walmart accounted for 17%, 19% and 21% of consolidated net sales, respectively. During the years ended December 31, 2025, 2024 and 2023, sales to Amazon accounted for 12%, 13% and 11% of consolidated net sales, respectively. During the years ended December 31, 2025, 2024 and 2023, sales to Costco accounted for 11% of consolidated net sales, respectively. During the year ended December 31, 2025, sales to TJX accounted for 11% of consolidated net sales. Sales to Amazon and TJX are included in the Company’s U.S. and International segments. Sales to Walmart and Costco are included in the Company’s U.S. segment. No other customers accounted for 10% or more of the Company’s sales during these periods.
Fair value measurements
Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, provides enhanced guidance for using fair value to measure assets and liabilities and establishes a common definition of fair value, provides a framework for measuring fair value under U.S. GAAP and expands disclosure requirements about fair value measurements. Fair value measurements included in the Company’s consolidated financial statements relate to the fair value of the Vasconia investment that use Level 3 unobservable inputs as described in NOTE 5 — EQUITY INVESTMENTS, the Company’s goodwill impairment tests that use Level 3 unobservable inputs as described in NOTE 6 — GOODWILL AND INTANGIBLE ASSETS and derivatives that use Level 2 observable inputs as described in NOTE 8 — DERIVATIVES.
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
Derivatives
The Company accounts for derivative instruments in accordance with ASC Topic 815, Derivatives and Hedging. ASC 815 requires that all derivative instruments be recognized on the balance sheet at fair value as either an asset or liability. Changes in the fair value of derivatives that qualify as cash flow hedges and have been designated as part of a hedging relationship for accounting purposes are included in accumulated other comprehensive loss and are subsequently recognized in the Company’s consolidated statements of operations in the same period that the hedged items are recognized in earnings. Changes in fair value of derivatives that do not qualify as hedging instruments for accounting purposes are recorded in the consolidated statements of operations.
Goodwill, intangible assets and long-lived assets
Goodwill is not amortized but, instead, is subject to an annual impairment assessment on October 1. Additionally, if events or conditions were to indicate the carrying value of a reporting unit may not be recoverable, the Company would evaluate goodwill and other intangible assets for impairment at that time.
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

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
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
The Company uses the Black-Scholes option valuation model to estimate the fair value of its stock options. The Black-Scholes option valuation model requires the input of subjective assumptions including the expected stock price volatility of the Company’s common stock and the expected dividend yield. Changes in these subjective input assumptions can materially affect the fair value estimate of the Company’s stock options on the date of the option grant.
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

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
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
For certain equipment leases, the Company applies a portfolio approach to effectively account for any ROU assets and lease liabilities. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. Variable lease payment amounts that cannot be determined at the commencement of the lease, such as increases in lease payments that do not depend on changes in index rates or payments based on usage, are not included in the ROU assets or liabilities. These are expensed as incurred and recorded as variable lease expense.
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
During 2025, the Company’s International segment incurred $0.3 million of restructuring expense related to severance associated with the reorganization of the International segment's workforce. The reorganization was undertaken in connection with Project Concord and primarily affected the structure of the International segment's merchandising and sales workforce. The Company expects to record approximately $0.7 million, of restructuring charges in connection with the Project Concord, for severance and related costs in 2026.
In 2023, the Company incurred $0.8 million of unallocated expense related to the termination payment with its former Executive Chairman, Jeffrey Siegel (the “Executive Chairman”). On November 1, 2022, the Company entered into a transition agreement with its Executive chairman which terminated his employment with the Company, effective March 31, 2023. The employment agreement provided for a one-time payment, which was paid on April 7, 2023.
Hagerstown Facility
In January 2025, the Company announced the relocation of the Company’s East Coast distribution operations currently located in Robbinsville, NJ (the “Robbinsville Facility”) to Hagerstown, Maryland (the “Hagerstown Facility”). In connection with the relocation, the Company expects to incur exit costs of approximately $7.0 million for employee severance, certain employee relocation costs, and remaining lease costs for the Robbinsville Facility, which costs are expected to be incurred in 2026.
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

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
Adopted accounting pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated No. (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. The Company adopted this ASU on a retrospective basis effective January 1, 2025. Refer to NOTE 11 — INCOME TAXES for the inclusion of new disclosures required.
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
NOTE 2 — REVENUE
The Company sells products wholesale, to retailers and distributors, and retail, directly to consumers. Wholesale sales and retail sales are recognized at the point in time the customer obtains control of the products in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products. To indicate the transfer of control, the Company must have a present right to payment, legal title must have passed to the customer, the customer must have the significant risks and rewards of ownership, and where acceptance is not a formality, the customer must have accepted the product or service. The Company’s principal terms of sale are Free On Board (“FOB”) Shipping Point, or equivalent, and, as such, the Company primarily transfers control and records revenue for product sales upon shipment. Sales arrangements with delivery terms that are not FOB Shipping Point are not recognized upon shipment and the transfer of control for revenue recognition is evaluated based on the associated shipping terms and customer obligations. Shipping and handling fees that are billed to customers in sales transactions are included in net sales and amounted to $3.6 million, $3.2 million and $2.7 million for the years ended December 31, 2025, 2024 and 2023, respectively. Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.
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

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
The following tables present the Company’s net sales disaggregated by segment, product category and geographic region for the years ended December 31, 2025, 2024 and 2023 (in thousands).

	Year Ended December 31,
	2025	2024	2023
		(in thousands)
U.S. segment
Kitchenware	$374,918	$384,307	$386,681
Tableware	122,185	132,762	138,258
Home Solutions	94,141	110,133	108,140
Total U.S. segment	591,244	627,202	633,079

International segment	56,689	55,750	53,604
Total net sales	$647,933	$682,952	$686,683

	Year ended December 31,
	2025	2024	2023
		(in thousands)
United States	$572,183	$599,488	$599,146
United Kingdom	33,229	35,555	34,959
Rest of World	42,521	47,909	52,578
Total net sales	$647,933	$682,952	$686,683
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
The components of lease costs for the year ended December 31, 2025, 2024 and 2023 were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating lease costs (1):
Fixed lease expense	$17,220	$17,063	$16,911
Variable lease expense	6,882	6,202	5,432
Total	$24,102	$23,265	$22,343
(1)Expenses are recorded within distribution expenses and selling, general and administrative expenses.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
Supplemental cash flow information for the year ended December 31, 2025, 2024 and 2023 were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$19,533	$19,073	$18,800
Total	$19,533	$19,073	$18,800

	Year Ended December 31,
	2025	2024	2023
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$787	$2,177	$5,718
Total	$787	$2,177	$5,718
Included in machinery, furniture and equipment as of December 31, 2025 and 2024 is $0.3 million, related to assets recorded under finance leases. Included in accumulated depreciation and amortization at December 31, 2025 and December 31, 2024 were less than $0.1 million, related to assets recorded under finance leases.
The aggregate future lease payments for operating leases as of December 31, 2025 were as follows (in thousands):

Operating
2026	$19,321
2027	15,098
2028	13,080
2029	6,840
2030	5,010
Thereafter	9,242
Total lease payments	68,591
Less: Interest	(10,006)
Present value of lease payments	$58,585
Average lease terms and discount rates were as follows:

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term (years)
Operating leases	4.6	5.2
Weighted-average discount rate
Operating leases	6.6%	6.6%
On January 23, 2025, the Company entered into a lease agreement for a new distribution center in Hagerstown, Maryland (“Hagerstown Facility”). The term of the lease is 180 months following the rent commencement date, which is expected to occur in the second quarter of 2026. Base rent for the first year of the lease is $7.3 million, escalating by 3% annually. A portion of the base rent will be abated for the first 36 months at the annual prevailing rate for a total rent abatement of $7.2 million. The lease agreement also includes a total tenant improvement allowance of $5.1 million.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
NOTE 4 — SALE OF ACCOUNTS RECEIVABLE
To improve its liquidity during seasonally high working capital periods, the Company has an uncommitted Receivables Purchase Agreement with HSBC Bank USA, as Purchaser (the “Receivables Purchase Agreement”). Under the Receivables Purchase Agreement, the Company may offer to sell certain eligible accounts receivables (the “Receivables”) to HSBC Bank USA, which may accept such offer, and purchase the offered Receivables. Under the Receivables Purchase Agreement, following each purchase of Receivables, the outstanding aggregate purchased Receivables shall not exceed $30.0 million. HSBC Bank USA will assume the credit risk of the Receivables purchased; and, the Company will continue to be responsible for all non-credit risk matters. The Company will service the Receivables, and as such servicer, collect and otherwise enforce the Receivables on behalf of HSBC Bank USA. The term of the agreement is for 364 days and automatically extends for annual successive terms unless terminated. Either party may terminate the agreement at any time upon 60 days prior written notice to the other party. The Company did not sell receivables to HSBC during the year ended December 31, 2025 and December 31, 2024.
At December 31, 2025, $19.2 million of accounts receivables were available for sale to HSBC, net of applicable charges.
NOTE 5 — EQUITY INVESTMENTS
The Company owns 24.7% interest in Grupo Vasconia S.A.B (“Vasconia”), an integrated manufacturer of aluminum products and a housewares company in Mexico. Shares of Vasconia’s capital stock are traded on the Bolsa Mexicana de Valores, the Mexican Stock Exchange. The Quotation Key is VASCONI. The Company accounts for its Vasconia investment at fair value in accordance with Accounting Standards Codification (“ASC”) Topic 321: Investments — Equity Securities, with any changes in fair value recorded within income (loss) on equity securities on the consolidated statements of operations. The fair value of the Vasconia investment was not material as of December 31, 2025.
Given Vasconia’s limited trading activity, recent operating results of Vasconia and impacts of bankruptcy related activity, the fair value of the Vasconia investment was measured using the income approach based on Level 3 unobservable inputs.
In the second quarter of 2024, Vasconia’s shareholders’ approved a resolution to a reorganization process in terms of the Law of Commercial Bankruptcy in Mexico and subsequently a bankruptcy suit was filed against Vasconia by one of its largest suppliers. The Company concluded that the recent events constituted a loss of significant influence and resulted in the discontinuation of the equity method of accounting. As a result of the loss of significant influence, the accumulated other comprehensive losses previously recognized under the equity method of accounting were reclassified to the carrying value of the Vasconia investment and subsequently resulted in a non-cash loss of $14.2 million to reduce the investment to its fair value during the three months ended June 30, 2024.
Prior to accounting for the investment in Vasconia at fair value, equity in losses, net of taxes recognized for the years ended December 31, 2024 and 2023 in the accompanying consolidated statements of operations are as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)
Vasconia equity in losses, net of taxes	$(2,092)	$(5,831)
Impairment on investment in Vasconia	—	(6,834)
Equity in (losses) earnings, net of taxes	$(2,092)	$(12,665)
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

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
NOTE 6 — GOODWILL AND INTANGIBLE ASSETS
The Company’s intangible assets consist of the following (in thousands):

	Year Ended December 31,
	2025				2024
	Gross	Impairment	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill(1)	$33,237	$(33,237)	$—	$—	$33,237	$—	$33,237
Finite -lived intangible assets:
Licenses	15,847	—	(13,021)	2,826	15,847	(12,566)	3,281
Trade names	104,617	—	(35,376)	69,241	104,459	(28,619)	75,840
Customer relationships	143,159	—	(83,347)	59,812	143,157	(73,505)	69,652
Other	5,894	—	(4,851)	1,043	5,868	(4,351)	1,517
Total	$302,754	$(33,237)	$(136,595)	$132,922	$302,568	$(119,041)	$183,527
(1)The net value at December 31, 2025 reflect a reduction of $113.0 million impairment charges within U.S. segment and $11.9 million impairment charges within International segment. The gross and net value at December 31, 2024 reflect a reduction of $79.8 million impairment charges within U.S. segment and $11.9 million impairment charges within International segment.
A summary of the activities related to the Company’s intangible assets for the years ended December 31, 2025, 2024 and 2023 consists of the following (in thousands):

	Intangible Assets	Goodwill	Total Intangible Assets and Goodwill
Goodwill and Intangible Assets, December 31, 2022	$180,650	$33,237	$213,887
Foreign currency translation adjustment	81	—	81
Amortization	(14,835)	—	(14,835)
Goodwill and Intangible Assets, December 31, 2023	165,896	33,237	199,133
Foreign currency translation adjustment	(17)	—	(17)
Amortization	(15,589)	—	(15,589)
Goodwill and Intangible Assets, December 31, 2024	150,290	33,237	183,527
Foreign currency translation adjustment	80	—	80
Amortization	(17,448)	—	(17,448)
Impairment of goodwill	—	(33,237)	(33,237)
Goodwill and Intangible Assets, December 31, 2025	$132,922	$—	$132,922
The weighted-average amortization periods for the Company’s finite-lived intangible assets as of December 31, 2025 are as follows:

Years
Trade names	14
Licenses	33
Customer relationships	14
Other	9

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
Estimated amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

Year ending December 31,
2026	$17,078
2027	16,374
2028	15,915
2029	15,468
2030	15,106
Goodwill impairment test
The Company reviews goodwill impairment annually as of October 1st or when events or changes in circumstances indicate the carrying value of these assets might exceed their current fair values. For goodwill, impairment testing is based upon the best information available using a combination of the discounted cash flow method, a form of the income approach, and the guideline public company method, a form of the market approach.
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
International Reporting Unit
The carrying value of the goodwill for the International reporting unit was zero as of December 31, 2025 and 2024.
U.S. Reporting Unit
The carrying value of the goodwill for the U.S. reporting unit was zero as of December 31, 2025.
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
The company performed an interim impairment test of the goodwill in the U.S. reporting unit as of June 30, 2025 by comparing the fair value with its carrying value. The analysis was performed by using a discounted cash flow and market multiple method. Accordingly, this fair value measurement is classified as Level 3 since it is based primarily on unobservable inputs. Based upon the analysis performed, the Company's U.S. reporting unit goodwill was fully impaired and a $33.2 million non-cash goodwill impairment charge was recognized. The goodwill impairment charge was the result of the decline in the Company's near term forecasts that were revised downward due to the changes in retailer and consumer buying patterns and an increase to the company-specific risk premium, which is an input to the cost of capital assumption, to address the potential risks in the long-term forecast which remain uncertain at this time.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
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
As of December 31, 2025 and 2024, the total availability under the ABL Agreement were as follows (in thousands):

	December 31, 2025	December 31, 2024
Maximum aggregate principal allowed	$185,588	$176,329
Outstanding borrowings under the ABL Agreement	(54,105)	(42,693)
Standby letters of credit	(11,564)	(8,828)
Total availability under the ABL Agreement	$119,919	$124,808
Availability under the ABL Agreement is limited to the lesser of the $200.0 million commitment and the borrowing base and therefore depends on the valuation of certain current assets comprising the borrowing base. The borrowing capacity under the ABL Agreement will depend, in part, on eligible levels of accounts receivable and inventory that fluctuate regularly. Due to the seasonality of the Company’s business, the Company may have greater borrowing availability during the third and fourth quarters of each year. Consequently, the $200.0 million commitment may not represent actual borrowing capacity. The Company’s borrowing capacity may be further limited by the Term Loan financial covenant of 5.00 to 1.00 maximum Total Net Leverage Ratio. As of December 31, 2025, the availability under the ABL Agreement, limited by the Term Loan financial covenant, was $53.1 million.
The current and non-current portions of the Company’s Term Loan included in the consolidated balance sheets were as follows (in thousands):

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

	December 31, 2025	December 31, 2024
Current portion of Term Loan:
Term Loan payment	$7,500	$7,500
Estimated unamortized debt issuance costs	(2,478)	(2,609)
Total Current portion of Term Loan	$5,022	$4,891

Non-current portion of Term Loan:
Term Loan, net of current portion	$127,500	$135,000
Estimated unamortized debt issuance costs	(1,573)	(4,051)
Total Non-current portion of Term Loan	$125,927	$130,949
As of December 31, 2025, the Company estimates no excess cash flow payment will be due for 2025. The 2024 excess cash flow payment of $1.2 million was paid on April 4, 2025 and reduced the scheduled quarterly payment due on June 30, 2025.
As of December 31, 2025, the future principal payments of the Term Loan are as follows (in thousands):

2026	$7,500
2027	127,500
Total	$135,000
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
Borrowings under the revolving credit facility bear interest, at the Company’s option, at one of the following rates: (i) an alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.5% or one-month Adjusted Term SOFR plus 1.0% as of a specified date in advance of the determination, but in each case not less than 1.0%, plus a margin of 0.25% to 0.50%, or (ii) Adjusted Term SOFR, which is the Term SOFR Rate for the selected 1, 3 or 6 month interest period plus 0.10% (or Euro Interbank Offered Rate “EURIBOR” for borrowings denominated in Euro; or Sterling Overnight Index Average “SONIA” for borrowings denominated in Pounds Sterling), but in each case not less than zero, plus a margin of 1.25% to 1.50%. The respective margins are based upon average quarterly availability, as defined in and computed pursuant to the ABL Agreement. In addition, the Company pays a commitment fee of 0.20% to 0.25% per annum based on the average daily unused portion of the aggregate commitment under the ABL Agreement. The interest rate on outstanding borrowings under the ABL Agreement at December 31, 2025 was between 3.29% and 7.13%. The Company paid a commitment fee of 0.25% on the unused portion of the ABL Agreement during the year ended December 31, 2025.
The Term Loan bears interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of (x) the prime rate, (y) a federal funds and overnight bank funding based rate plus 0.5%or (z) one-month Adjusted Term SOFR, but not less than 1.0%, plus 1.0%, plus a margin of 4.5% or (ii) Adjusted Term SOFR (Term SOFR plus the Term SOFR Adjustment) for the applicable interest period, but not less than 1.0%, plus a margin of 5.5%. The interest rate on outstanding borrowings under the Term Loan at December 31, 2025 was 9.35%.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
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
The Company was in compliance with the covenants of the Debt Agreements at December 31, 2025.
Other Credit Agreements
A subsidiary of the Company holds a credit facility with HSBC Bank (China) Company Limited, Shanghai Branch (“HSBC China Facility”) for up to $10.0 million Chinese renminbi ($1.4 million). In addition, another subsidiary holds a credit facility with Hongkong and Shanghai Banking Corporation Limited (“HSBC Hong Kong Facility” and together with the HSBC China Facility, the “HSBC Facilities”) for up to $5.0 million. The HSBC Facilities are subject to annual renewal and may be used to fund general working capital needs of the Company’s subsidiaries, which operate as trading companies in China and Hong Kong. Borrowings under the HSBC Facility were guaranteed by the Company and were granted at the sole discretion of HSBC. No borrowings were outstanding under the HSBC Facilities at December 31, 2025 and 2024.
NOTE 8 — DERIVATIVES
The Company’s risk management strategy includes the use of derivative financial instruments to manage its exposure to interest rate movements and to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates primarily to offset the earnings impact related to inventory purchases. The Company does not enter into derivative transactions for trading purposes. The Company classifies cash flows from its derivative transactions as cash flows from operating activities in the consolidated statements of cash flows.
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
In March 2024 and October 2024, the Company entered into new interest rate swap agreements, each with an aggregate notion value of $25.0 million and expire in August 2027. These interest rate swaps have not been designated as accounting hedges and are intended to serve as cash flow hedges to economically hedge the Company’s exposure to the variability in interest payments on a portion of its Term Loan borrowings. Accordingly, changes in fair value are recognized in earnings in the period incurred. The Company’s total outstanding notional value of interest rate swaps was $50.0 million at December 31, 2025.
Foreign Exchange Contracts
To reduce the impact of changes in foreign currency exchange rates on its results, from time to time the Company is a party to certain foreign exchange contracts, primarily to offset the earnings impact related to fluctuations in foreign currency exchange rates associated with inventory purchases. The Company designates these contracts for accounting purposes as cash flow hedges. The Company purchases foreign currency forward contracts with terms less than 18 months. The aggregate gross notional value of foreign exchange contracts at December 31, 2025 and 2024 were zero and $8.0 million, respectively.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are presented as follows (in thousands):

		December 31,
Derivatives designated as hedging instruments	Balance Sheet Location	2025	2024
Foreign exchange contracts	Prepaid expenses and other current assets	$—	$256

		December 31,
Derivatives not designated as hedging instruments	Balance Sheet Location	2025	2024
Interest rate swaps	Prepaid expenses and other current assets	$—	$102
	Other assets	—	379
	Other long-term liabilities	428	154
The fair value of the interest rate swaps have been obtained from the counterparties to the agreements and were based on Level 2 observable inputs using proprietary models and estimates about relevant future market conditions. The fair value of the foreign exchange contracts were based on Level 2 observable inputs using quoted market prices for similar assets in an active market.
The amounts of the gains and (losses), realized and unrealized, net of taxes, related to the Company’s derivative financial instruments designated as hedging instruments are recognized in other comprehensive income as follows (in thousands):

	Year ended December 31,
Derivatives designated as hedging instruments	2025	2024	2023
Interest rate swaps	$—	$(12)	$(93)
Foreign exchange contracts	(291)	393	(964)
Total	$(291)	$381	$(1,057)
Realized gains and losses on the interest rate swaps that are reported in other comprehensive income are reclassified into earnings as the interest expense on the debt is recognized.
Realized gains and losses on foreign exchange contracts that are reported in other comprehensive income are reclassified into cost of sales as the underlying inventory purchased is sold.
During the year ended December 31, 2025, the Company reclassified $0.2 million of cash flow hedges in accumulated other comprehensive losses to earnings, related to foreign exchange contracts recognized in cost of sales. At December 31, 2025, the estimated amount of existing net losses expected to be reclassified into earnings within the next 12 months was less than $0.1 million.
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
The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are recognized in earnings as follows (in thousands):

		Year Ended December 31,
Derivatives not designated as hedging instruments	Location of (loss) gain	2025	2024	2023
Interest rate swaps	Mark to market (loss) gain on interest rate derivatives	$(754)	$(466)	$(499)
	Interest expense	323	1,127	802
		$(431)	$661	$303

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
NOTE 9 — CAPITAL STOCK
Cash dividends
Dividends were declared in 2025 and 2024 as follows:

Dividend per share	Date declared	Date of record	Payment date
$0.0425	March 8, 2024	May 1, 2024	May 15, 2024
$0.0425	June 20, 2024	August 1, 2024	August 15, 2024
$0.0425	August 6, 2024	November 1, 2024	November 15, 2024
$0.0425	November 5, 2024	January 31, 2025	February 14, 2025
$0.0425	March 11, 2025	May 1, 2025	May 15, 2025
$0.0425	June 18, 2025	August 1, 2025	August 15, 2025
$0.0425	August 5, 2025	October 31, 2025	November 14, 2025
$0.0425	November 4, 2025	January 30, 2026	February 13, 2026
On March 9, 2026, the Board of Directors declared a quarterly dividend of $0.0425 per share payable on May 15, 2026 to shareholders of record on May 1, 2026.
Stock repurchase program
On March 14, 2022, the Company announced that its Board of Directors of the Company authorized the repurchase of up to $20.0 million of the Company’s common stock, replacing the Company’s previously-authorized $10.0 million share repurchase program. The repurchase authorization permits the Company to effect repurchases from time to time through open market purchases and privately negotiated transactions. No shares were repurchased during the year ended December 31, 2025 and 2024. During the year ended December 31, 2023, the Company repurchased 320,204 shares for a total costs of $2.5 million, and thereafter retired the shares. As of December 31, 2025, the remaining dollar amount available for repurchases under the Board authorized plan was $11.1 million.
Preferred stock
The Company is authorized to issue 100 shares of Series A Preferred Stock and 2,000,000 shares of Series B Preferred Stock, none of which has been issued or is outstanding at December 31, 2025.
Long-term incentive plan
The Company’s Amended and Restated 2000 Long-Term Incentive Plan (the “Plan”) provides for the granting of awards of up to 9,717,500 shares of common stock. The Plan authorizes the Board of Directors of the Company, or a duly appointed committee thereof, to issue incentive stock options, non-qualified options, restricted stock, performance-based awards and other stock-based awards. Options that have been granted under the Plan expire over a range of 5 years to 10 years from the date of grant and vest over a range of up to 4 years from the date of grant. Shares of restricted stock that have been granted under the Plan vest over a range of up to 4 years from the date of grant. Performance-based awards that have been granted under the Plan vest after 3 years based upon the attainment of specified performance goals. As of December 31, 2025, there were 913,340 shares available for the grant of awards under the Plan assuming maximum performance of performance-based awards.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
Stock options
A summary of the Company’s stock option activity and related information for the three years ended December 31, 2025, is as follows:

	Options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Options outstanding at December 31, 2024	782,500	$11.41
Grants	44,500	5.13
Options outstanding at December 31, 2025(1)	827,000	11.07	4.0	$—
Options exercisable at December 31, 2025	700,000	$11.73	3.2	$—
(1)Includes a non-plan stock option award of 15,000 stock options granted in 2024.
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their exercisable in-the-money stock options on December 31, 2025. The intrinsic value is calculated for each in-the-money stock option as the difference between the closing price of the Company’s common stock on December 31, 2025 and the exercise price.
No stock options were exercised in the year ended December 31, 2025, 2024 and 2023. The intrinsic value of a stock option that is exercised is calculated at the date of exercise.
Total unrecognized stock option compensation expense at December 31, 2025, before the effect of income taxes, was $0.3 million and is expected to be recognized over a weighted-average period of 1.5 years.
The Company values stock options using the Black-Scholes option valuation model. The Black-Scholes option valuation model, as well as other available models, was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. The Black-Scholes option valuation model requires the input of highly subjective assumptions including the expected stock price volatility and risk-free interest rate. Because the Company’s stock options have characteristics significantly different from those of traded options, changes in the subjective input assumptions can materially affect the fair value estimates of the Company’s stock options. The weighted-average per share grant date fair value of stock options granted during the years ended December 31, 2025, 2024 and 2023, was $2.34, $5.13 and $2.61, respectively.
The fair values for these stock options were estimated at the dates of grant using the following weighted-average assumptions:

	2025	2024	2023
Historical volatility	60%	58%	55%
Expected term (years)	6.3	6.3	6.3
Risk-free interest rate	4.11%	4.07%	4.25%
Expected dividend yield	3.31%	1.74%	2.87%

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
Restricted Stock
A summary of the Company’s restricted stock activity and related information for the three years ended December 31, 2025 is as follows:

	Restricted Shares	Weighted- average grant date fair value
Non-vested restricted shares, December 31, 2024	593,526	$9.46
Grants	588,698	4.57
Vested	(286,320)	9.96
Forfeitures	(9,979)	7.86
Non-vested restricted shares, December 31, 2025	885,925	$6.06
Total unrecognized compensation expense remaining (in thousands)	$3,349
Weighted-average years expected to be recognized over	1.5
The total fair value of restricted stock that vested during the year ended December 31, 2025, 2024, and 2023 was $1.3 million, $2.8 million, and $1.2 million.
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
A summary of the Company’s performance-based award activity and related information for the three years ended December 31, 2025 is as follows:

	Performance - based awards (1)	Weighted- average grant date fair value
Non-vested performance-based awards, December 31, 2024	529,407	$8.96
Grants	331,561	5.13
Forfeitures(3)	(130,171)	11.91
Non-vested performance-based awards, December 31, 2025(4)	730,797	$6.70
Total unrecognized compensation expense remaining (in thousands)	$1,647
Weighted-average years expected to be recognized over	1.6
(1)Represents the target number of shares to be issued for each performance-based award.
(2)Represents the number of shares earned over target for performance-based awards granted in 2020 based on performance goals attained. These awards vested in the three months ended March 31, 2023.
(3)Includes the forfeiture of performance-based awards granted in 2022 as the performance metric was not attained.
(4)The performance metric for the performance-based awards granted in 2023 was not attained at the end of the performance period. Therefore, no compensation expense has been recorded on these awards and these awards will not vest.
There were no performance-based awards that vested during the year ended December 31, 2025, the total fair value of performance-based awards that vested during the year ended December 31, 2024, and 2023 was $1.5 million and $0.7 million.
On March 9, 2026, the Compensation Committee of the Board of Directors determined the performance goals set forth in the performance-based awards granted in 2023 were not attained.
Cash-settled performance-based awards
Each cash-settled performance-based award represents the right to receive up to 150% of the target number of deferred stock units with payment in cash equivalent to the value of one share of the Company’s common stock. The number of deferred stock units earned

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
will be determined based on the attainment of specified performance goals at the end of the performance period, as determined by the Compensation Committee of the Board of Directors. The cash-settled performance-based awards are subject to the terms and conditions of the Company’s Plan.
A summary of the Company’s cash-settled performance-based awards activity and related information for the year ended December 31, 2025 is as follows:

	Cash-settled performance-based awards (1)	Weighted- average fair value
Non-vested cash-settled performance-based awards, December 31, 2024	82,176	$5.91
Cancellations	(82,176)	5.91
Non-vested cash-settled performance-based awards, December 31, 2025(2)	—	$—
Total unrecognized compensation expense remaining (in thousands)	$—
Weighted-average years expected to be recognized over	0.0
(1)Represents the target number of units to be settled in cash.
(2)The performance metric for the cash-settled performance-based awards granted in 2023 was not attained at the end of the performance period. Therefore, no compensation expense has been recorded on these awards.
The Company recorded stock compensation expense as follows (in thousands):

	Year Ended December 31,
Stock Compensation Expense Components	2025	2024	2023
Equity based stock option expense	$228	$245	$270
Restricted and performance-based stock awards expense	3,076	3,679	3,420
Stock compensation expense for equity based awards	3,304	3,924	3,690
Liability based stock option expense	(3)	(4)	(3)
Total Stock Compensation Expense	$3,301	$3,920	$3,687

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
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
The calculations of basic and diluted loss per common share for the years ended December 31, 2025, 2024 and 2023, are as follows:

	2025	2024	2023
	(in thousands - except per share amounts)
Net loss – Basic and Diluted	$(26,937)	$(15,165)	$(8,412)
Weighted-average shares outstanding – Basic	21,704	21,481	21,195
Effect of dilutive securities:
Stock options and other stock awards	—	—	—
Weighted-average shares outstanding – Diluted	21,704	21,481	21,195
Basic loss per common share	$(1.24)	$(0.71)	$(0.40)
Diluted loss per common share	$(1.24)	$(0.71)	$(0.40)
Antidilutive shares (1)	1,606	1,479	1,633
(1)Stock options and other stock awards that have been excluded from the denominator as their inclusion would have been anti-dilutive.
NOTE 11 — INCOME TAXES
The components of (loss) income before income taxes and equity in losses are as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Domestic	$(19,349)	$16,509	$22,134
Foreign	(10,871)	(12,099)	(11,659)
Foreign - loss on equity securities	—	(14,152)	—
Total (loss) income before income taxes and equity in losses	$(30,220)	$(9,742)	$10,475
The (benefit) provision for income taxes (before equity in losses) consists of:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Current:
Federal	$(32)	$4,254	$6,326
State and local	390	913	1,447
Foreign	364	203	579
Deferred	(4,005)	(2,039)	(2,130)
Income tax (benefit) provision	$(3,283)	$3,331	$6,222
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
Significant components of the Company’s deferred income tax assets and (liabilities) are as follows:

	December 31,
	2025	2024
	(in thousands)
Deferred income tax assets:
Operating lease liabilities	$13,903	$17,257
Stock options	858	819
Inventory	2,251	2,573
Operating loss carryforwards	29,383	23,262
Accounts receivable allowances	1,929	2,473
Accrued compensation	989	979
Deferred compensation	458	448
Environmental remediation accrual	1,274	1,331
Capitalized research and experimental expenditures	481	3,881
Section 163j interest carryforward	2,929	2,458
Fixed assets	214	—
U.S Federal Tax Credits	1,137	575
Other	2,068	1,396
Total deferred income tax assets	$57,874	$57,452
Deferred income tax liabilities:
Operating lease right-of-use assets	$(11,511)	$(14,243)
Fixed assets	—	(304)
Intangibles	(19,268)	(26,814)
Total deferred income tax liabilities	(30,779)	(41,361)
Net deferred income tax asset	27,095	16,091
Valuation allowance	(28,649)	(21,692)
Net deferred income tax liability	$(1,554)	$(5,601)
As of December 31, 2025, the Company has $7.6 million of capital loss carryforwards in foreign jurisdictions. These losses can be carried forward indefinitely and are fully offset by a valuation allowance.
At December 31, 2025, the Company has net operating losses in foreign jurisdictions of $102.5 million and $11.6 million in state jurisdictions that are fully offset by valuation allowance, and $5.9 million in the U.S. federal jurisdiction, $2.4 million in foreign jurisdictions, and $1.1 million in state jurisdictions that are not offset by valuation allowance. Approximately $104.5 million of foreign net operating losses, $0.1 million of state net operating losses, and $5.9 million of U.S. federal net operating losses can be carried forward indefinitely. The remaining foreign net operating losses, if not utilized, will expire beginning in 2028. The remaining state net operating losses will begin to expire in 2026.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
The (benefit) provision for income taxes (before equity in losses) differs from the amounts computed by applying the applicable federal statutory rates as follows:

	Year Ended December 31,
	2025		2024		2023
(in thousands, except percentages)	Tax effect	Rate impact	Tax effect	Rate impact	Tax effect	Rate impact
United States Statutory Tax Rate	$(6,346)	21.00%	$(2,046)	21.00%	$2,200	21.00%
State and Local Income Taxes, Net of Federal Income Tax Effect(1)	(561)	1.86	340	(3.49)	598	5.71
Foreign Tax Effects
China
Adjustment of deferred tax liabilities	5	(0.02)	1	(0.01)	150	1.43
Other	(5)	0.02	13	(0.14)	(10)	(0.10)
Hong Kong
Foreign rate Differential	(17)	0.06	151	(1.55)	87	0.83
Other	141	(0.47)	(5)	0.05	39	0.37
Jersey
Foreign rate Differential	—	—	(336)	3.44	(326)	(3.12)
Other	—	—	—	—	—	—
Mexico
Book Loss on GV Investment	—	—	2,973	(30.51)	—	—
Other	31	(0.10)	27	(0.28)	10	0.10
Netherlands
Adjustment of deferred tax liabilities	(32)	0.11	256	(2.63)	16	0.16
Change in Valuation Allowance	—	—	(778)	7.98	(42)	(0.40)
Reverse 2022 TP Adjustment	—	—	—	—	111	1.06
Other	(6)	0.02	(4)	0.04	4	0.04
United Kingdom
Adjustment of deferred tax liabilities	(901)	2.98	(195)	2.00	(186)	(1.77)
Change in Valuation Allowance	3,526	(11.67)	2,821	(28.96)	3,064	29.25
Foreign rate Differential	(420)	1.39	(420)	4.31	(461)	(4.40)
Other Disallowed Interest	—	—	336	(3.44)	326	3.12
Other	17	(0.06)	101	(1.03)	(90)	(0.86)
Other foreign jurisdictions	264	(0.87)	(62)	0.64	(55)	(0.52)
Effect of Changes in Tax Laws or Rates Enacted in the Current Period	—	—	—	—	—	—
Effect of Cross-Border Tax Laws
Foreign Tax Withholding	346	(1.15)	170	(1.75)	527	5.03
Other	13	(0.04)	31	(0.32)	37	0.35
Tax Credits
R&D CREDIT	(317)	1.05	(290)	2.98	(266)	(2.54)
Foreign Tax Credit	(245)	0.81	(161)	1.66	(522)	(4.98)
Changes in Valuation Allowances	978	(3.24)	(151)	1.55	(16)	(0.16)
Nontaxable or Nondeductible items
FDII	—	—	(56)	0.58	(132)	(1.26)
Non-deductible Officer's Compensation	104	(0.34)	653	(6.70)	476	4.55
Other	76	(0.25)	83	(0.85)	77	0.74
Changes in Unrecognized Tax Benefits	(22)	0.07	(747)	7.67	(97)	(0.93)
Other Adjustments
Adjustment of deferred tax liabilities	111	(0.37)	911	(9.35)	839	8.01
Return to Provision	56	(0.19)	(285)	2.91	(136)	(1.31)
Other	(79)	0.30	—	—	—	—
Effective Tax Rate	$(3,283)	10.90%	$3,331	(34.20)%	$6,222	59.40%
(1) State taxes in CA and NJ made up the majority (greater than 50 percent) of the tax effect in this category.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

The estimated values of the Company’s gross uncertain tax positions at December 31, 2025, 2024 and 2023 consist of the following:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Balance at January 1	$(457)	$(990)	$(1,130)
Additions based on tax positions related to the current year	(37)	(27)	(27)
Reductions for tax position of prior years	78	560	167
Balance at December 31	$(416)	$(457)	$(990)
The Company had approximately $0.2 million and $0.2 million, net of federal and state tax benefit, accrued at December 31, 2025 and 2024, respectively, for the payment of interest and penalties. The Company’s policy for recording interest and penalties is to record such items as a component of the provision for income taxes.
If the Company’s tax positions are ultimately sustained, the Company’s liability, including interest, would be reduced by $0.7 million, all of which would impact the Company’s tax provision. On a quarterly basis, the Company evaluates its tax positions and revises its estimates accordingly.
The Company is no longer subject to U.S. Federal income tax examinations for the years prior to 2022. The Company has identified the following jurisdictions as “major” tax jurisdictions: U.S. Federal, California, New Jersey, New York, and the United Kingdom. At December 31, 2025, the periods subject to examination by the Company’s major state jurisdictions are generally for the years ended 2021 through 2024. In certain jurisdictions, Filament, an acquired entity, may have additional periods subject to examination. As of December 31, 2025, there are no material assessments in any given year.
The following table presents cash paid for taxes (net of refunds) by jurisdiction for the year ended December 31, 2025:

Year Ended December 31,
2025
(in thousands)
Federal taxes
United States	$2,185
State
Other state jurisdictions	600
Foreign
Canada	274
Other foreign jurisdictions	114
$3,173
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA includes significant changes to U.S. corporate tax provisions of the Tax Cuts and Jobs Act. Notably, it allows an immediate deduction for domestic research and development expenditures, reinstates 100% bonus depreciation, decreases the limitation on deductible interest expense, and modifies the international tax framework. The legislation has multiple effective dates, with certain provisions effective starting in 2025 and others in the subsequent years. The Company was able to reduce their cash tax expense in the year ended December 31, 2025 from the changes implemented in OBBBA by utilizing the allowable acceleration of deductions for depreciation and domestic capitalized R&D expenses, as well as the increased deduction for interest expense, which reduced federal taxable income in the year.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
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

	Year Ended December 31,
	2025	2024	2023
Segment Performance Measures:		(in thousands)
Net sales:
U.S.	$591,244	$627,202	$633,079
International	56,689	55,750	53,604
Total net sales	$647,933	$682,952	$686,683
Gross margin:
U.S.	$220,780	$240,265	$236,568
International	19,915	20,438	18,071
Total gross margin	$240,695	$260,703	$254,639
(Loss) income from operations:
U.S.	$10,851	$57,215	$63,341
International	(9,256)	(10,523)	(11,064)
Unallocated corporate expenses	(11,031)	(19,608)	(20,336)
Total (loss) income from operations	$(9,436)	$27,084	$31,941

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

	Year Ended December 31,
	2025	2024	2023
Supplemental information for significant segment expenses:		(in thousands)
Cost of sales:
U.S.	$370,464	$386,937	$396,511
International	36,774	35,312	35,533
Total cost of sales	$407,238	$422,249	$432,044
Freight-out expenses:
U.S.	$14,645	$13,487	$13,636
International	2,932	3,099	3,402
Total freight-out expenses	$17,577	$16,586	$17,038
Warehouse expenses:
U.S.	$44,569	$46,545	$42,148
International	11,978	10,679	10,008
Total warehouse expenses	$56,547	$57,224	$52,156
Selling, general and administrative expenses:
U.S.	$117,478	$123,018	$117,443
International	13,933	17,183	15,725
Unallocated corporate expenses(1)	11,031	19,608	19,480
Total selling, general and administrative expenses	$142,442	$159,809	$152,648
Goodwill impairment:
U.S.	$33,237	$—	$—
Restructuring expenses:
International	$328	$—	$—
Unallocated corporate expenses	—	—	856
Total other expenses	$328	$—	$856
(1)Unallocated corporate expenses for the year ended 2025 included a net legal settlement gain of $6.4 million. Details see NOTE 13 — COMMITMENTS AND CONTINGENCIES

	December 31,
	2025	2024	2023
	(in thousands)
Depreciation and amortization:
U.S.	$20,522	$21,144	$18,489
International	1,326	1,170	1,082
Total depreciation and amortization	$21,848	$22,314	$19,571
Capital expenditures:
U.S.	$4,229	$1,931	$2,427
International	125	296	374
Total capital expenditures	$4,354	$2,227	$2,801

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

	December 31,
	2025	2024
	(in thousands)
Assets:
U.S.	$482,467	$542,420
International	84,249	88,961
Unallocated corporate	5,839	2,929
Total assets	$572,555	$634,310

Geographical information
The following table sets forth long-lived assets by the major geographic locations:

	December,
	2025	2024
	(in thousands)
Long-lived assets, excluding intangible assets, at period-end:
United States	$44,170	$54,526
United Kingdom	20,452	21,187
Rest of World	1,118	1,502
Total	$65,740	$77,215

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
NOTE 13 — COMMITMENTS AND CONTINGENCIES
Royalties
The Company has license agreements that require the payment of minimum royalties on sales of licensed products. The estimated future minimum royalties payable under the noncancellable term of these agreements are as follows (in thousands):

Year ending December 31,
2026	$8,551
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

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
In August 2021, WSPR received a Notice of Liability for the Site from the Department of Justice on behalf of the EPA, and in September 2021, WSPR responded with a good faith offer to conduct additional testing and remedial design work for OU-1. WSPR actively participated in negotiations among the U.S. Government (the Department of Justice and the EPA) and other potentially responsible parties with respect to the remedial work at OU-1, which negotiations culminated in the finalization of a Consent Decree for Remedial Design and Remedial Action at Operable Unit One of the San German Groundwater Contamination Site (“Decree”). On July 26, 2023, the U.S. Government filed a complaint in United States District Court for the District of Puerto Rico for the purpose of seeking judicial approval of the Decree. As required by applicable regulations, the U.S. Government simultaneously lodged the Decree for public comment. No comments were received during the public comment period. On September 6, 2023, at the conclusion of the public comment period, the U.S. Government filed a Motion to Enter the Decree, and the court entered the Decree on December 14, 2023, thereby effectuating the Decree. On January 10, 2024, EPA issued a notice to proceed with the OU-1 remedial work. The Company thereafter commenced remedial work on OU-1 in accordance with the Decree. WSPR submitted the final draft Remedial Design Work Plan, Supplemental Pre-Design Investigation Work Plan, and Pilot Study Work Plan to EPA on May 30, 2025, and awaits EPA approval on those documents to move forward with the remediation.
The Company reserved $5.6 million to cover probable and estimable liabilities with respect to the above remedial design and remedial action for OU-1. However, it is not possible at this time for the Company to estimate its share of its ultimate liability for the Site. In the event of one or more adverse determinations related to this matter, it is possible that the ultimate liability resulting from this matter and the impact on the Company’s results of operations could be material. As of December 31, 2025, the remaining probable and reasonably estimable liability related to the above remedial design and remedial action for OU-1 is $5.3 million.
Gain Contingency Settlement
In 2015, Taylor Precision Products, Inc. (“Taylor” and/or the “Plaintiff”), acquired by the Company on March 2, 2018, commenced a legal action related to a 2013 acquisition, alleging that the seller failed to sufficiently disclose certain adverse information as part of the acquisition. In February 2025, the Company received a net settlement of $6.4 million, which consisted of a $7.0 million settlement less $0.6 million in legal fees related to this case. The Company recognized the gain in selling, general and administrative expenses in the consolidated statement of operations for the quarter ended March 31, 2025.
Other
The Company is, from time to time, involved in other legal proceedings. The Company believes that other current litigation is routine in nature and incidental to the conduct of the Company’s business and that none of this litigation, individually or collectively, would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
NOTE 14 — RETIREMENT PLANS
401(k) plan and other defined contribution plans
The Company maintains a defined contribution retirement plan for eligible employees under Section 401(k) of the Internal Revenue Code. Participants can make voluntary contributions up to the Internal Revenue Service limit of $23,500 ($31,000 for employees 50 years old or over) for 2025. The Company’s United Kingdom-based subsidiary, Lifetime Brands Europe Limited, maintains a defined contribution pension plan.
Retirement benefit obligations
The Company assumed retirement benefit obligations, which are paid to certain former executives of a business acquired in 2006. The obligations under the agreements with these former executives are unfunded and amounted to $4.7 million at December 31, 2025 and $4.7 million at December 31, 2024.
The discount rate used to calculate the retirement benefit obligations was 5.07% at December 31, 2025 and 5.35% at December 31, 2024. The retirement benefit obligations are included in accrued expenses and other long-term liabilities.
The Company expects to recognize less than $0.1 million of actuarial losses included in accumulated other comprehensive loss in net periodic benefit cost in 2026.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Expected benefit payments for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows (in thousands):
Year ending December 31,

2026	$354
2027	350
2028	345
2029	340
2030	335
2031 through 2035	1,570
NOTE 15 — OTHER
Inventory
The components of inventory are as follows:

	December 31,
	2025	2024
	(in thousands)
Finished goods	$185,157	$192,480
Work in process	20	62
Raw materials	8,869	9,866
Total	$194,046	$202,408
Property and equipment
Property and equipment (including finance leases) consist of:

	December 31,
	2025	2024
	(in thousands)
Machinery, furniture and equipment	$82,973	$83,622
Leasehold improvements	40,044	39,377
Computer hardware and software	39,627	39,154
Building and improvements	1,127	983
Construction in progress	2,759	381
Land	100	100
Total	166,630	163,617
Less: accumulated depreciation and amortization	(151,189)	(148,568)
Total	$15,441	$15,049
Depreciation and amortization expense of property and equipment for the years ended December 31, 2025, 2024 and 2023 was $4.4 million, $6.7 million and $4.7 million, respectively.

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Accrued expenses
Accrued expenses consist of:

	December 31,
	2025	2024
	(in thousands)
Customer allowances and rebates	$26,093	$25,527
Compensation and benefits	7,794	13,286
Vendor invoices	5,449	9,677
Freight	8,636	5,912
Professional fees	4,660	2,628
Royalties	1,632	5,598
Accrued asset retirement obligations	1,419	—
Wallace facility remediation	831	980
Interest	717	1,026
Other non-income tax liabilities	612	1,164
Commissions	514	646
Other	5,937	4,404
Total	$64,294	$70,848
Customer allowances and rebates, includes estimated variable consideration related to certain advertising, sales incentives and promotional deductions, volume rebates as well as allowances for returns.
Other long-term liabilities
Other long-term liabilities consist of:

	December 31,
	2025	2024
	(in thousands)
Retirement benefit obligations	$4,387	$4,315
Wallace facility remediation	4,457	4,457
Other non-income tax liabilities	2,401	3,075
Other long-term obligations	3,016	4,108
Total	$14,261	$15,955
Supplemental disclosure of cash flow information

	Year Ended December 31,
	2025	2024	2023
		(in thousands)

Cash paid for interest	$17,651	$19,961	$18,626
Cash paid for taxes, net of refunds	3,173	5,962	8,054

LIFETIME BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
Components of accumulated other comprehensive loss, net

	Year Ended December 31,
	2025	2024	2023
		(in thousands)
Accumulated translation adjustment:
Balance at beginning of year	$(18,384)	$(32,614)	$(36,072)
Translation adjustment during period	686	78	3,458
Amount reclassified from accumulated other comprehensive loss (1)	—	14,152	—
Translation Adjustment	686	14,230	3,458
Balance at end of year	$(17,698)	$(18,384)	$(32,614)
Accumulated deferred (losses) gains on cash flow hedges:
Balance at beginning of year	$247	$(134)	$923
Change in unrealized (losses) gains	(534)	199	(527)
Amounts reclassified from accumulated other comprehensive loss: (2)
Settlement of cash flow hedges	243	182	(530)
Net change in cash flow hedges, net of taxes of $0, $12 and $(30)	(291)	381	(1,057)
Balance at end of year	$(44)	$247	$(134)
Accumulated effect of retirement benefit obligations:
Balance at beginning of year	$(178)	$(751)	$(705)
Change in retirement benefit obligations, net of tax of $47, $(173) and $31	(142)	519	(93)
Amount reclassified from accumulated other comprehensive loss:(3)
Amortization of loss, net of tax of $(6), $(17) and $(16)	17	54	47
Net effects of retirement benefit obligations	(125)	573	(46)
Balance at end of year	$(303)	$(178)	$(751)
Total accumulated other comprehensive loss at end of period	$(18,045)	$(18,315)	$(33,499)
(1)Amount is recorded in equity in losses on the consolidated statements of operations.
(2)Amounts are recorded in interest expense and cost of goods sold on the consolidated statements of operations.
(3)Amount is recorded in selling, general and administrative expenses on the consolidated statements of operations.

Item 15(a)
LIFETIME BRANDS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

COL. A	COL. B	COL. C	COL. D	COL. E
Description	Balance at beginning of period	Additions	Deductions	Balance at end of period
Accounts receivable allowances:
Year ended December 31, 2025
Allowance for doubtful accounts(a)	$8,192	$1,110	$(2,811)	$6,491
Allowance for anticipated customer deductions(b)	5,901	7,833	(8,255)	5,479
Total accounts receivable allowances:	$14,093	$8,943	$(11,066)	$11,970
Year ended December 31, 2024
Allowance for doubtful accounts(a)	$7,311	$950	$(69)	$8,192
Allowance for anticipated customer deductions(b)	8,641	3,837	(6,577)	5,901
Total accounts receivable allowances:	$15,952	$4,787	$(6,646)	$14,093
Year ended December 31, 2023
Allowance for doubtful accounts(a)	$5,195	$2,116	$—	$7,311
Allowance for anticipated customer deductions(b)	9,411	6,900	(7,670)	8,641
Total accounts receivable allowances:	$14,606	$9,016	$(7,670)	$15,952

Deferred tax valuation allowance:
Year ended December 31, 2025	$21,692	$7,251	$(294)	$28,649
Year ended December 31, 2024	20,159	2,516	(983)	21,692
Year ended December 31, 2023	16,323	3,895	(59)	20,159
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