Form 10-Q
period 2026-03-31
LIFETIME BRANDS, INC
filed 2026-05-07
CIK 874396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding as of April 30, 2026 was 22,855,008.

LIFETIME BRANDS, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2026

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,864	$4,267
Accounts receivable, less allowances of $11,042 at March 31, 2026 and $11,970 at December 31, 2025	114,949	161,861
Inventory	190,299	194,046
Prepaid expenses and other current assets	11,704	12,147
Income taxes receivable	3,384	1,572
TOTAL CURRENT ASSETS	334,200	373,893
PROPERTY AND EQUIPMENT, net	18,260	15,441
OPERATING LEASE RIGHT-OF-USE ASSETS	45,008	48,506
INTANGIBLE ASSETS, net	128,557	132,922
OTHER ASSETS	1,836	1,793
TOTAL ASSETS	$527,861	$572,555
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturity of term loan	$5,057	$5,022
Accounts payable	26,710	45,844
Accrued expenses	67,104	64,294
Current portion of operating lease liabilities	15,237	16,143
TOTAL CURRENT LIABILITIES	114,108	131,303
OTHER LONG-TERM LIABILITIES	13,552	14,261
INCOME TAXES PAYABLE, LONG-TERM	686	686
OPERATING LEASE LIABILITIES	39,239	42,442
DEFERRED INCOME TAXES	1,519	1,554
REVOLVING CREDIT FACILITY	36,611	54,105
TERM LOAN	124,650	125,927
STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value, shares authorized: 100 shares of Series A and 2,000,000 shares of Series B; none issued and outstanding	—	—
Common stock, $0.01 par value, shares authorized: 50,000,000 at March 31, 2026 and December 31, 2025; shares issued and outstanding: 22,855,008 at March 31, 2026 and 22,654,207 at December 31, 2025	229	227
Paid-in capital	284,305	283,449
Accumulated deficit	(69,132)	(63,354)
Accumulated other comprehensive loss	(17,906)	(18,045)
TOTAL STOCKHOLDERS’ EQUITY	197,496	202,277
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$527,861	$572,555
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Net sales	$143,508	$140,085
Cost of sales	89,339	89,448
Gross margin	54,169	50,637
Distribution expenses	17,583	18,070
Selling, general and administrative expenses	36,786	31,468
Restructuring expenses	2,030	—
(Loss) income from operations	(2,230)	1,099
Interest expense	(4,512)	(4,915)
Mark to market gain (loss) on interest rate derivatives	294	(527)
Loss before income taxes	(6,448)	(4,343)
Income tax benefit	1,676	142
NET LOSS	$(4,772)	$(4,201)
BASIC LOSS PER COMMON SHARE	$(0.22)	$(0.19)
DILUTED LOSS PER COMMON SHARE	$(0.22)	$(0.19)
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Net loss	$(4,772)	$(4,201)
Other comprehensive income, net of taxes:
Net change in translation adjustment	65	417
Net change in cash flow hedges	68	(129)
Effect of retirement benefit obligations	6	4
Other comprehensive income, net of taxes	139	292
Comprehensive loss	$(4,633)	$(3,909)
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common stock		Paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2025	22,654	$227	$283,449	$(63,354)	$(18,045)	$202,277
Net loss	—	—	—	(4,772)	—	(4,772)
Other comprehensive income, net of taxes	—	—	—	—	139	139
Net issuance of restricted shares granted to employees	259	3	(3)	—	—	—
Stock compensation expense	—	—	1,041	—	—	1,041
Shares effectively repurchased for required employee withholding taxes	(58)	(1)	(182)	—	—	(183)
Dividends (1)	—	—	—	(1,006)	—	(1,006)
BALANCE AT MARCH 31, 2026	22,855	$229	$284,305	$(69,132)	$(17,906)	$197,496

	Common stock		Paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2024	22,156	$222	$280,566	$(32,550)	$(18,315)	$229,923
Net loss	—	—	—	(4,201)	—	(4,201)
Other comprehensive income, net of taxes	—	—	—	—	292	292
Net issuance of restricted shares granted to employees	338	3	(3)	—	—	—
Stock compensation expense	—	—	1,063	—	—	1,063
Shares effectively repurchased for required employee withholding taxes	(80)	(1)	(415)	—	—	(416)
Dividends (1)	—	—	—	(985)	—	(985)
BALANCE AT MARCH 31, 2025	22,414	$224	$281,211	$(37,736)	$(18,023)	$225,676
(1) Cash dividends declared per share of common stock were $0.0425 and $0.0425 in the three months ended March 31, 2026 and 2025, respectively.
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
OPERATING ACTIVITIES
Net loss	$(4,772)	$(4,201)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,282	5,698
Amortization of financing costs	669	704
Mark to market (gain) loss on interest rate derivatives	(294)	527
Operating leases, net	(593)	(556)
Provision for doubtful accounts	8	704
Stock compensation expense	1,043	1,062
Changes in operating assets and liabilities
Accounts receivable	46,774	50,832
Inventory	3,282	(6,324)
Prepaid expenses, other current assets and other assets	324	(3,345)
Accounts payable, accrued expenses and other liabilities	(16,160)	(28,038)
Income taxes receivable	(1,812)	—
Income taxes payable	8	(352)
NET CASH PROVIDED BY OPERATING ACTIVITIES	33,759	16,711
INVESTING ACTIVITIES
Purchases of property and equipment	(3,843)	(1,573)
NET CASH USED IN INVESTING ACTIVITIES	(3,843)	(1,573)
FINANCING ACTIVITIES
Proceeds from revolving credit facility	48,669	88,894
Repayments of revolving credit facility	(65,875)	(93,363)
Repayments of term loan	(1,875)	(1,875)
Payments for finance lease obligations	(12)	(11)
Payments of tax withholding for stock based compensation	(183)	(416)
Cash dividends paid	(1,015)	(996)
NET CASH USED IN FINANCING ACTIVITIES	(20,291)	(7,767)
Effect of foreign exchange on cash	(28)	75
INCREASE IN CASH AND CASH EQUIVALENTS	9,597	7,446
Cash and cash equivalents at beginning of period	4,267	2,929
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,864	$10,375
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(unaudited)

NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES
Organization and business
Lifetime Brands, Inc. (“the Company”) designs, sources and sells branded kitchenware, tableware and other home solution products used in the home and markets its products under a number of widely-recognized brand names and trademarks, which are either owned or licensed by the Company or through retailers’ private labels and their licensed brands. The Company’s products, which are targeted primarily to consumers purchasing moderately priced kitchenware, tableware and housewares, are sold through nearly every major level of trade. The Company generally markets several lines within each of its product categories under more than one brand. The Company sells its products directly to retailers (who may resell the Company’s products through their websites) and, to a lesser extent, to distributors. The Company also sells a selection of its products directly to consumers through its own websites.
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
These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.
The Company’s business and working capital needs are seasonal, with a majority of sales occurring in the third and fourth quarters. In 2025 and 2024, net sales for the third and fourth quarters accounted for 58% of total annual net sales, for both periods. In anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period.
The Company’s current estimates contemplate current and expected future conditions, as applicable; however it is reasonably possible that actual conditions could differ from expectations, which could materially affect the Company’s results of operations and financial position.
Revenue recognition
The Company sells products wholesale, to retailers and distributors, and retail, directly to consumers. Wholesale sales and retail sales are primarily recognized at the point in time when the customer obtains control of the products, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products.
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
March 31, 2026
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
Receivable purchase agreement
The Company has an uncommitted Receivables Purchase Agreement with HSBC Bank USA, National Association (“HSBC”) as Purchaser (the “Receivables Purchase Agreement”). The sale of accounts receivable, under the Receivables Purchase Agreement with HSBC, is excluded from the Company’s unaudited condensed consolidated balance sheets at the time of sale and the related sale expense is included in selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations. The Company did not sell receivables to HSBC during the three months ended March 31, 2026 and March 31, 2025.
At March 31, 2026, $16.3 million of accounts receivable were available for sale to HSBC, net of applicable charges.
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
The components of inventory were as follows (in thousands):

	March 31, 2026	December 31, 2025
Finished goods	$182,130	$185,157
Work in process	143	20
Raw materials	8,026	8,869
Total	$190,299	$194,046

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(unaudited)
Fair value of financial instruments
The Company determined that the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable are reasonable estimates of their fair values because of their short-term nature. The Company determined that the carrying amounts of borrowings outstanding under its ABL Agreement and Term Loan (each as defined in NOTE 5 — DEBT to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q) approximate fair value since such borrowings bear interest at variable market rates.
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
Goodwill, intangible assets and long-lived assets
The Company had no recorded goodwill as of March 31, 2026 and December 31, 2025.
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
See NOTE 4 — INTANGIBLE ASSETS to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.
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
Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. The incremental borrowing rate represents the rate required to borrow funds over a similar term to purchase the leased asset and is based on an unsecured borrowing rate and risk-adjusted to approximate a collateralized rate at the commencement date of the lease.
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(unaudited)
For certain equipment leases, the Company applies a portfolio approach to effectively account for its ROU assets and lease liabilities. Leases with an initial term of twelve months or less are not recorded on the balance sheet.
The Company has elected the practical expedient to account for each separate lease component of a contract and its associated non-lease components as a single lease component, thus causing all fixed payments to be capitalized.
Restructuring Expenses
Restructuring costs are recognized at fair value when the related liability is incurred. For severance and other employee-related costs, a liability is generally incurred on the date the restructuring plan is communicated to affected employees. In certain situations, severance or other employee-related benefits require employees to render service over a specified period in order to be eligible to receive the benefit, and that service period extends beyond a minimum retention period. In these circumstances, the fair value of the termination benefits is recognized ratably over the required service period, beginning on the communication date.
The Company recorded restructuring expenses for the three months ended March 31, 2026 related to the following activities:

Three Months Ended March 31,
2026
(in thousands)
U.S. segment
Distribution facility relocation	$1,201
Sterling flatware manufacturing operations	653
Total U.S. segment	1,854

International segment
Project Concord	176
Total restructuring expenses	$2,030
Distribution Facility Relocation
In January 2025, the Company announced the relocation of the Company’s East Coast distribution operations currently located in Robbinsville, NJ (the “Robbinsville Facility”) to Hagerstown, Maryland (the “Hagerstown Facility”). As a result of the relocation the Company will exit the Robbinsville Facility. During the three months ended March 31, 2026, the Company incurred $1.2 million related to employee severance expenses. The Company expects to complete the exit of the Robbinsville Facility by the third quarter of 2026 and expects additional exit costs of approximately $1.8 million related to employee severance and $3.0 million for other related costs in the second and third quarter of 2026.
Sterling Flatware Manufacturing Operations
In March 2026, the Company approved a plan to close its manufacturing operations of its sterling flatware products. During the three months ended March 31, 2026, the Company incurred $0.1 million of employee severance expenses and $0.6 million of other costs which consisted of an inventory provision on remaining raw materials inventory. The Company expects to complete the closure of this operation by the end of the second quarter of 2026 and expects additional costs to be less than $0.1 million related to employee severance.
Project Concord
The Company's International segment incurred severance expenses associated with the reorganization of the International segment's workforce. The reorganization is related to Project Concord and primarily affects the structure of the International segment's merchandising and sales workforce. During the three months ended March 31, 2026, the Company incurred $0.2 million of employee severance expenses. The Company expects that restructuring activities related to this project to be

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(unaudited)
completed by the end of the second quarter of 2026 and expects to incur additional costs of $0.2 million related to employee severance.

As of March 31, 2026, accrued restructuring liability was $1.5 million, which included $1.2 million related to distribution facility relocation expenses, $0.1 million related to sterling silver manufacturing operations expenses, and $0.2 million related to Project concord. The accrued restructuring is expected to be paid by the end of 2026.
New accounting pronouncements
Updates not listed below were assessed and either determined not to be applicable or are expected to have a minimal effect on the Company’s financial position, results of operations, and disclosures.
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
NOTE 2 —REVENUE
The Company sells products wholesale, to retailers and distributors, and retail, directly to consumers. Wholesale sales and retail sales are recognized at the point in time the customer obtains control of the products in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products. To indicate the transfer of control, the Company must have a present right to payment, legal title must have passed to the customer, the customer must have the significant risks and rewards of ownership, and where acceptance is not a formality, the customer must have accepted the product or service. The Company’s principal terms of sale are Free On Board (“FOB”) Shipping Point, or equivalent, and, as such, the Company primarily transfers control and records revenue for product sales upon shipment. Sales arrangements with delivery terms that are not FOB Shipping Point are not recognized upon shipment and the transfer of control for revenue recognition is evaluated based on the associated shipping terms and customer obligations. Shipping and handling fees that are billed to customers in sales transactions are included in net sales and amounted to $0.7 million for the three months ended March 31, 2026 and $0.7 million for the three months ended March 31, 2025. Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(unaudited)
The following tables present the Company’s net sales disaggregated by segment, product category and geographic region for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended
	March 31,
	2026	2025
U.S. segment
Kitchenware	$78,447	$79,521
Tableware	25,928	27,577
Home Solutions	26,332	21,412
Total U.S. segment	130,707	128,510

International segment	12,801	11,575
Total net sales	$143,508	$140,085

United States	$125,794	$124,205
United Kingdom	7,797	6,954
Rest of World	9,917	8,926
Total net sales	$143,508	$140,085
NOTE 3 — LEASES
The Company has operating leases for corporate offices, distribution facilities, a manufacturing plant, and certain vehicles.
The components of lease expense for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease expenses(1):
Fixed lease expense	$4,305	$4,258
Variable lease expense	1,634	1,753
Total	$5,939	$6,011
(1) Expenses are recorded within distribution expenses and selling, general and administrative expenses on the unaudited condensed consolidated statement of operations.
Supplemental cash flow information for lease related liabilities and assets for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$4,898	$4,814

	Three Months Ended March 31,
	2026	2025
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$152	$—

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(unaudited)
The aggregate future lease payments for operating leases as of March 31, 2026 were as follows (in thousands):

Operating
2026 (excluding the three months ended March 31, 2026)	$14,447
2027	15,116
2028	13,094
2029	6,796
2030	4,966
2031	3,083
Thereafter	6,026
Total lease payments	63,528
Less: Interest	(9,052)
Present value of lease payments	$54,476
Average lease terms and discount rates were as follows:

March 31, 2026
Operating leases:
Weighted-average remaining lease term (years)	4.5
Weighted-average discount rate	6.7%
On January 23, 2025, the Company entered into a lease agreement for a new distribution center in Hagerstown, Maryland
(“Hagerstown Facility”). The lease term commenced on April 30, 2026, following the satisfaction of all commencement conditions. The term of the lease is 180 months following the commencement date. Base rent for the first year of the lease is $7.3 million, escalating by 3% annually. A portion of the base rent will be abated for the first 36 months of the lease term at the applicable annual base rent for a total base rent abatement of $7.2 million. The lease agreement also includes a total tenant improvement allowance of approximately $5.1 million.
NOTE 4 — INTANGIBLE ASSETS
Intangible assets consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026			December 31, 2025
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill(1)	$—	$—	$—	$—	$—	$—
Finite-lived intangible assets:
Licenses	15,847	(13,135)	2,712	15,847	(13,021)	2,826
Trade names	104,576	(37,007)	67,569	104,617	(35,376)	69,241
Customer relationships	143,158	(85,807)	57,351	143,159	(83,347)	59,812
Other	5,887	(4,962)	925	5,894	(4,851)	1,043
Total	$269,468	$(140,911)	$128,557	$269,517	$(136,595)	$132,922
(1) The net value at March 31, 2026 and December 31, 2025 reflect a reduction of $113.0 million impairment charges within U.S. segment and $11.9 million impairment charges within International segment.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(unaudited)
NOTE 5 — DEBT
On August 26, 2022, the Company entered into Amendment No. 2 (the “Amendment”) to the Company’s credit agreement, dated as of March 2, 2018 (as amended, the “ABL Agreement”) among the Company, as a Borrower, certain subsidiaries of the Company, as Borrowers and/or Loan Parties, JPMorgan Chase Bank, N.A., as Administrative Agent and a Lender. The ABL Agreement provides for a senior secured asset-based revolving credit facility in the maximum aggregate principal amount of $200.0 million, which facility will mature on August 26, 2027. The ABL Agreement is subject to an earlier springing maturity date of May 28, 2027, 90 days prior to the Term Loan maturity date of August 26, 2027, if the Company’s Term Loan has not been repaid or refinanced by such date.
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
The Term Loan requires the Company to make quarterly payments of principal each equal to 1.25% of the aggregate principal amount of the Term Loan, which commenced on March 31, 2024, with the remaining balance payable on the maturity date. The Term Loan requires the Company to make an annual prepayment of principal, beginning with the fiscal year ending December 31, 2024, based upon a percentage of the Company’s excess cash flow, (“Excess Cash Flow”), if any. The percentage applied to the Company’s Excess Cash Flow is based on the Company’s Total Net Leverage Ratio (as defined in the Debt Agreements). When an Excess Cash Flow payment is required, each lender has the option to decline a portion or all of the prepayment amount payable to it. Under the Term Loan, when the Company makes an Excess Cash Flow prepayment, the payment is first applied to satisfy the next eight (8) scheduled future quarterly required payments of the Term Loan in order of maturity and then to the remaining scheduled installments on a pro rata basis.
The maximum borrowing amount under the ABL Agreement may be increased up to $250.0 million if certain conditions are met. One or more tranches of additional term loans (the “Incremental Term Facilities”) may be added under the Term Loan if certain conditions are met. The Incremental Term Facilities may not exceed the sum of (i) $50.0 million plus (ii) an unlimited amount so long as, in the case of (ii) only, the Company’s secured net leverage ratio, as defined in and computed on a pro forma basis pursuant to the Term Loan, after giving effect to such increase, is no greater than 3.25 to 1.00, subject to certain limitations and for the period defined pursuant to the Term Loan but not to mature earlier than the maturity date of the then existing term loans.
As of March 31, 2026 and December 31, 2025, the total availability under the ABL Agreement were as follows (in thousands):

	March 31, 2026	December 31, 2025
Maximum aggregate principal allowed	$149,735	$185,588
Outstanding borrowings under the ABL Agreement	(36,611)	(54,105)
Standby letters of credit	(13,764)	(11,564)
Total availability under the ABL Agreement	$99,360	$119,919
Availability under the ABL Agreement is limited to the lesser of the $200.0 million commitment thereunder and the borrowing base and therefore depends on the valuation of certain current assets comprising the borrowing base. The borrowing capacity under the ABL Agreement will depend, in part, on eligible levels of accounts receivable and inventory that fluctuate regularly. Due to the seasonality of the Company’s business, the Company may have greater borrowing availability during the third and fourth quarters of each year. Consequently, the $200.0 million commitment thereunder may not represent actual borrowing capacity. The Company’s borrowing capacity may be further limited by the Term Loan financial covenant of 5.00 to 1.00 maximum Total Net Leverage Ratio. As of March 31, 2026, the availability under the ABL Agreement, as limited by the Term Loan financial covenant, was $80.0 million.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(unaudited)
The current and non-current portions of the Company’s Term Loan included in the condensed consolidated balance sheets were as follows (in thousands):

	March 31, 2026	December 31, 2025
Current portion of Term Loan:
Term Loan payment	$7,500	$7,500
Estimated unamortized debt issuance costs	(2,443)	(2,478)
Total Current portion of Term Loan	$5,057	$5,022

Non-current portion of Term Loan:
Term Loan, net of current portion	$125,625	$127,500
Estimated unamortized debt issuance costs	(975)	(1,573)
Total Non-current portion of Term Loan	$124,650	$125,927
As of March 31, 2026 the Company estimates that no excess cash flow payment will be due for 2026. For the year ended December 31, 2025, there was no excess cash flow payment due for 2025.
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
Borrowings under the revolving credit facility bear interest, at the Company’s option, at one of the following rates: (i) an alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.5% or one-month Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus 1.0% as of a specified date in advance of the determination, but in each case not less than 1.0%, plus a margin of 0.25% to 0.50%, or (ii) Adjusted Term SOFR, which is the Term SOFR Rate for the selected 1, 3 or 6 month interest period plus 0.10% (or Euro Interbank Offered Rate “EURIBOR” for borrowings denominated in Euro; or Sterling Overnight Index Average “SONIA” for borrowings denominated in Pounds Sterling), but in each case not less than zero, plus a margin of 1.25% to 1.50%. The respective margins are based upon average quarterly availability, as defined in and computed pursuant to the ABL Agreement. In addition, the Company pays a commitment fee of 0.20% to 0.25% per annum based on the average daily unused portion of the aggregate commitment under the ABL Agreement. The interest rate on outstanding borrowings under the ABL Agreement at March 31, 2026 was between 3.33% and 7.13%. The Company paid a commitment fee of 0.25% on the unused portion of the ABL Agreement during the three months ended March 31, 2026.
The Term Loan bears interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of (x) the prime rate, (y) a federal funds and overnight bank funding based rate plus 0.5% or (z) one-month Adjusted Term SOFR, but not less than 1.0%, plus 1.0%, plus a margin of 4.5% or (ii) Adjusted Term SOFR (Term SOFR plus the Term SOFR Adjustment) for the applicable interest period, but not less than 1.0%, plus a margin of 5.5%. The interest rate on outstanding borrowings under the Term Loan at March 31, 2026 was 9.29%.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(unaudited)
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
The Company was in compliance with the covenants of the Debt Agreements at March 31, 2026.
The Company expects that it will continue to borrow, subject to availability, and repay funds under the ABL Agreement based on working capital and other corporate needs.
NOTE 6 — DERIVATIVES
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
In March 2024 and October 2024, the Company entered into interest rate swap agreements, each with an aggregate notional value of $25.0 million and expiring in August 2027. These non-designated interest rate swaps serve as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. The Company’s total outstanding notional value of interest rate swaps was $50.0 million at March 31, 2026.
Foreign Exchange Contracts
To reduce the impact of changes in foreign currency exchange rates on its results, from time to time the Company is a party to certain foreign exchange contracts, primarily to offset the earnings impact related to fluctuations in foreign currency exchange rates associated with inventory purchases. The Company designates these contracts for accounting purposes as cash flow hedges. The Company purchases foreign currency forward contracts with terms of less than 18 months. The aggregate gross notional value of foreign exchange contracts at March 31, 2026 was zero.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(unaudited)

Derivatives not designated as hedging instruments	Balance Sheet Location	March 31, 2026	December 31, 2025
Interest rate swaps	Other assets	$79	$—
	Other long-term liabilities	212	428
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
The amounts of gains and losses, realized and unrealized, related to the Company’s derivative financial instruments designated as hedging instruments are recognized in other comprehensive income, net of taxes, as follows (in thousands):

	Three Months Ended March 31,
Derivatives designated as hedging instruments	2026	2025
Foreign exchange contracts	$68	$(129)
Realized gains and losses on foreign exchange contracts that are reported in other comprehensive income are reclassified into cost of sales as the underlying inventory purchased is sold.
During the three months ended March 31, 2026 and 2025, the Company reclassified approximately $0.1 million of cash flow hedges in accumulated other comprehensive losses to earnings, related to foreign exchange contracts recognized in cost of sales. At March 31, 2026, the estimated amount of existing net losses expected to be reclassified into earnings within the next 12 months was less than $0.1 million.
Interest and mark to market gain (loss) related to the Company’s derivative financial instruments not designated as hedging instruments that were recognized in earnings are as follows (in thousands):

		Three Months Ended March 31,
Derivatives not designated as hedging instruments	Location of gain (loss)	2026	2025
Interest rate swaps	Mark to market gain (loss) on interest rate derivatives	$294	$(527)
	Interest expense	(16)	168
		$278	$(359)

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(unaudited)
NOTE 7 — STOCK COMPENSATION
As of March 31, 2026, there were 543,284 shares available for the grant of awards under the Company’s Amended and Restated 2000 Long Term Incentive Plan (“Plan”), assuming maximum performance of performance-based awards.
Option Awards
A summary of the Company’s stock option activity and related information for the three months ended March 31, 2026 is as follows:

	Options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Options outstanding, January 1, 2026	827,000	$11.07
Grants	—	—
Options outstanding, March 31, 2026(1)	827,000	11.07	3.8	$27
Options exercisable, March 31, 2026	733,625	$11.51	3.2	$7
Total unrecognized stock option expense remaining (in thousands)	$226
Weighted-average years expected to be recognized over	1.5
(1) Includes a non-plan stock option award of 15,000 stock options granted in 2024.
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their exercisable, in-the-money stock options on March 31, 2026. The intrinsic value is calculated for each in-the-money stock option as the difference between the closing price of the Company’s common stock on March 31, 2026 and the exercise price.
Restricted Stock
A summary of the Company’s restricted stock activity and related information for the three months ended March 31, 2026 is as follows:

	Restricted Shares	Weighted- average grant date fair value
Non-vested restricted shares, January 1, 2026	885,925	$6.06
Grants	259,731	3.07
Vested	(236,984)	7.81
Non-vested restricted shares, March 31, 2026	908,672	$4.75
Total unrecognized compensation expense remaining (in thousands)	$3,490
Weighted-average years expected to be recognized over	1.8
The total fair value of restricted stock that vested during the three months ended March 31, 2026 was $0.7 million.
Performance shares
Each performance award represents the right to receive up to 150% of the target number of shares of common stock. The number of shares of common stock earned will be determined at the end of the performance period, based on the attainment of specified performance goals at the time of grant, as determined by the Compensation Committee of the Company’s board of directors (the “Board of Directors”). The shares are subject to the terms and conditions of the Company’s Plan.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(unaudited)
A summary of the Company’s performance-based award activity and related information for the three months ended March 31, 2026 is as follows:

	Performance- based stock awards (1)	Weighted- average grant date fair value
Non-vested performance-based awards, January 1, 2026	730,797	$6.70
Grants	259,731	3.07
Forfeitures(2)	(186,181)	5.92
Non-vested performance-based awards, March 31, 2026	804,347	$5.70
Total unrecognized compensation expense remaining (in thousands)	$2,189
Weighted-average years expected to be recognized over	1.9
(1)Represents the target number of shares to be issued for each performance-based award.
(2)Includes the forfeiture of performance-based awards granted in 2023 as the performance metric was not attained.
The Company recorded stock compensation expense as follows (in thousands):

	Three Months Ended March 31,
Stock Compensation Expense Components	2026	2025
Equity based stock option expense	$43	$70
Restricted and performance-based stock awards expense	998	993
Stock compensation expense for equity based awards	1,041	1,063
Liability based stock option expense	2	(1)
Total Stock Compensation Expense	$1,043	$1,062
NOTE 8 —LOSS PER COMMON SHARE
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
The calculations of basic and diluted loss per common share for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands, except per share amounts)
Net loss – Basic and Diluted	$(4,772)	$(4,201)
Weighted-average shares outstanding – Basic	21,818	21,592
Effect of dilutive securities:
Stock options and other stock awards	—	—
Weighted-average shares outstanding – Diluted	21,818	21,592
Basic loss per common share	$(0.22)	$(0.19)
Diluted loss per common share	$(0.22)	$(0.19)
Antidilutive Securities(1)	1,714	1,417
(1) Stock options and other stock awards that have been excluded from the denominator as their inclusion would have been anti-dilutive.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(unaudited)
NOTE 9— INCOME TAXES
Income tax benefit of $1.7 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively, represent taxes on both U.S. and foreign earnings at a combined effective income tax rate of 26.0% and 3.3%, respectively. The effective tax rate for the three months ended March 31, 2026 differs from the federal statutory income tax rate of 21.0% primarily due to state and local tax expense, the impact of non-deductible expenses, and foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance, partially offset by a benefit for federal credits. The effective tax rate for the three months ended March 31, 2025 differs from the federal statutory income tax rate of 21.0% primarily due to foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance.
The Company has identified the following jurisdictions as “major” tax jurisdictions: U.S. Federal, California, New Jersey, New York and the United Kingdom.
The Company evaluates its tax positions on a quarterly basis and revises its estimates accordingly. There were no material changes to the Company’s uncertain tax positions, interest, or penalties during the three-month periods ended March 31, 2026 and March 31, 2025.
The One Big Beautiful Bill Act (“OBBBA”) was enacted on July 4, 2025 with various provisions impacting the Company, none of which are material to the 2026 financial statements.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(unaudited)
NOTE 10 – BUSINESS SEGMENTS
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
The Company’s chief operating decision maker (“CODM”) is the Company’s Chief Executive Officer. The Company has segmented its operations to reflect the manner in which the CODM reviews and evaluates the results of its operations. The CODM allocates operating and capital resources and evaluates the performance of the Company’s segments based on segment net sales, segment gross margin, and segment (loss) income from operations. Such measures give recognition to specifically identifiable operating costs. Significant segment expenses that are included in segment operating income consist of cost of sales, distribution expenses (which include freight-out expenses and warehouse expenses) and selling, general and administrative expenses.
Certain general and administrative expenses are not allocated to the Company’s segments as these represent corporate level activities and are reflected below as unallocated corporate expenses. These costs primarily include senior executive salaries and benefits, stock compensation, director fees and accounting, legal fees and consulting fees.

	Three Months Ended March 31,
	2026	2025
Segment Performance Measures:	(in thousands)
Net sales:
U.S.	$130,707	$128,510
International	12,801	11,575
Total net sales	$143,508	$140,085
Gross Margin:
U.S.	$49,449	$46,564
International	4,720	4,073
Total gross margin	$54,169	$50,637
(Loss) income from operations
U.S.	$5,178	$1,898
International	(2,497)	(2,952)
Unallocated corporate (expenses) income(1)	(4,911)	2,153
(Loss) income from operations	$(2,230)	$1,099
(1) Unallocated corporate income for the three months ended March 31, 2025 included a net legal settlement gain of $6.4 million. Details see NOTE 11 — CONTINGENCIES

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(unaudited)

	Three Months Ended March 31,
	2026	2025
Supplemental information for significant segment expenses:	(in thousands)
Cost of sales:
U.S.	$81,258	$81,946
International	8,081	7,502
Total cost of sales	$89,339	$89,448
Freight-out expenses:
U.S.	$3,555	$3,279
International	709	545
Total freight-out expenses	$4,264	$3,824
Warehouse expenses:
U.S.	$10,653	$11,512
International	2,666	2,734
Total warehouse expenses	$13,319	$14,246
Selling, general and administrative expenses:
U.S.	$28,209	$29,875
International	3,666	3,746
Unallocated corporate expenses (income)	4,911	(2,153)
Total selling, general and administrative expenses	$36,786	$31,468
Restructuring expenses:
U.S.	$1,854	$—
International	176	—
Total other expenses	$2,030	$—

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Depreciation and amortization:
U.S.	$4,944	$5,379
International	338	319
Total depreciation and amortization	$5,282	$5,698
Capital expenditures:
U.S.	$3,544	$1,567
International	299	6
Total capital expenditures	$3,843	$1,573

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(unaudited)

	March 31, 2026	December 31, 2025
	(in thousands)
Assets
U.S.	$436,435	$482,467
International	74,178	84,249
Unallocated corporate	17,248	5,839
Total Assets	$527,861	$572,555

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(unaudited)
NOTE 11 — CONTINGENCIES
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
In August 2021, WSPR received a Notice of Liability for the Site from the Department of Justice on behalf of the EPA, and in September 2021, WSPR responded with a good faith offer to conduct additional testing and remedial design work for OU-1. WSPR actively participated in negotiations among the U.S. Government (the Department of Justice and the EPA) and other potentially responsible parties with respect to the remedial work at OU-1, which negotiations culminated in the finalization of a Consent Decree for Remedial Design and Remedial Action at Operable Unit One of the San German Groundwater Contamination Site (“Decree”). On July 26, 2023, the U.S. Government filed a complaint in United States District Court for the District of Puerto Rico for the purpose of seeking judicial approval of the Decree. As required by applicable regulations, the U.S. Government simultaneously lodged the Decree for public comment. No comments were received during the public

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(unaudited)
comment period. On September 6, 2023, at the conclusion of the public comment period, the U.S. Government filed a Motion to Enter the Decree, and the court entered the Decree on December 14, 2023, thereby effectuating the Decree. On January 10, 2024, the EPA issued a notice to proceed with the OU-1 remedial work. The Company thereafter commenced remedial work on OU-1 in accordance with the Decree. WSPR submitted the final draft Remedial Design Work Plan, Supplemental Pre-Design Investigation Work Plan, and Pilot Study Work Plan to the EPA on May 30, 2025, and awaits the EPA’s approval on those documents to move forward with the remediation.
The Company reserved $5.6 million to cover probable and estimable liabilities with respect to the above remedial design and remedial action for OU-1. However, it is not possible at this time for the Company to estimate its share of its ultimate liability for the Site. In the event of one or more adverse determinations related to this matter, it is possible that the ultimate liability resulting from this matter and the impact on the Company’s results of operations could be material. As of March 31, 2026, the remaining probable and reasonably estimable liability related to the above remedial design and remedial action for OU-1 is $5.3 million.
Legal Settlement Gain
In 2015, Taylor Precision Products, Inc. (“Taylor” and/or the “Plaintiff”), which was acquired by the Company on March 2, 2018, commenced a legal action related to a 2013 acquisition, alleging that the seller failed to sufficiently disclose certain adverse information as part of the acquisition. In February 2025, the Company received a net settlement of $6.4 million, which consisted of a $7.0 million settlement less $0.6 million in legal fees related to this case. The Company recognized the gain in selling, general and administrative expenses in the condensed consolidated statement of operations for the quarter ended March 31, 2025.
Other
The Company is, from time to time, involved in other legal proceedings. The Company believes that other such litigation is routine in nature and incidental to the conduct of the Company’s business and that none of this litigation, individually or collectively, would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(unaudited)
NOTE 12 — OTHER
Cash dividends
Dividends declared in the three months ended March 31, 2026 were as follows:

Dividend per share	Date declared	Date of record	Payment date
$0.0425	3/9/2026	5/1/2026	5/15/2026
During the three months ended March 31, 2026, the Company paid dividends of $1.0 million. This included payments made on February 13, 2026 of $0.9 million to stockholders of record on January 30, 2026 and payments of $0.1 million for dividends payable upon the vesting of restricted shares.
In the three months ended March 31, 2026, the Company reduced retained earnings for the accrual of $1.0 million relating to the dividend payable on May 15, 2026.
Stock repurchase program
On March 14, 2022, the Company announced that its Board of Directors authorized the repurchase of up to $20.0 million of the Company’s common stock, replacing the Company’s previously-authorized $10.0 million share repurchase program. The repurchase authorization permits the Company to effect repurchases from time to time through open market purchases and privately negotiated transactions. No shares were repurchased during the three months ended March 31, 2026. As of March 31, 2026, the remaining dollar amount available for repurchases under the Board of Directors’ authorized plan was $11.1 million.
Supplemental cash flow information

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,049	$4,286
Cash paid for taxes, net of refunds	128	211

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(unaudited)
Components of accumulated other comprehensive loss, net

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Accumulated translation adjustment:
Balance at beginning of period	$(17,698)	$(18,384)
Translation adjustment during period	65	417
Balance at end of period	$(17,633)	$(17,967)
Accumulated deferred gains on cash flow hedges:
Balance at beginning of period	$(44)	$247
Change in unrealized gains (losses)	—	(192)
Amounts reclassified from accumulated other comprehensive loss:
Settlement of cash flow hedge (1)	68	63
Net change in cash flow hedges, net of taxes of $0, $0,	68	(129)
Balance at end of period	$24	$118
Accumulated effect of retirement benefit obligations:
Balance at beginning of period	$(303)	$(178)
Amounts reclassified from accumulated other comprehensive loss: (2)
Amortization of actuarial loss, net of taxes of $(2), $(1)	6	4
Balance at end of period	$(297)	$(174)
Total accumulated other comprehensive loss at end of period	$(17,906)	$(18,023)
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
There are a number of risks and uncertainties that could cause the Company’s actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Important factors that could cause the Company’s actual results to differ materially from those expressed as forward-looking statements include, without limitation, those set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report on Form 10-K”) in Part I, Item 1A under the heading Risk Factors, and in the Company’s subsequent filings with the U.S. Securities and Exchange Commission (the “SEC”). Such risks, uncertainties and other important factors include, among others, risks related to:
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
•Geopolitical conditions, including political instability in the U.S. and abroad, unrest, sanctions, war and armed conflicts, increasing regional and global tensions, and associated disruptions and volatility in energy and oil markets;
•Legislative and regulatory risk;
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
RECENT DEVELOPMENTS
Tariff and Supply Chain Considerations
Tariffs
The Company sources almost all of its product from third-party manufacturers outside the U.S., primarily in China. This geographic concentration in suppliers exposes the Company to risks associated with doing business globally, including risks relating to changes in U.S. tariff and trade policies. New or increased tariffs, quotas, embargoes, or other trade barriers could adversely impact our supply chain and cost structure. In 2025, the Company implemented several actions to mitigate the impact of the tariffs imposed by the U.S. administration. For example, the Company negotiated price increases to its U.S. customers which went into effect in the third quarter of 2025. The Company’s tariff mitigation strategy was intended to maintain the Company’s gross margin dollars and therefore, may result in a decline in gross margin percentage.
On February 20, 2026, the U.S. Supreme Court held that the U.S. administration’s imposition of tariffs pursuant to the International Emergency Economic Powers Act (“IEEPA”) was unlawful, striking down the 10% global baseline tariff, as well as the higher tariffs imposed on certain U.S. trading partners. The U.S. Supreme Court’s ruling did not affect all of the recently imposed tariffs, including those imposed following trade remedy investigations by the Department of Commerce or the U.S. Trade Representative. Nor did it prohibit the imposition of future tariffs through alternative trade authorities available to the U.S. administration. On February 20, 2026, shortly after the announced U.S. Supreme Court decision, the U.S. administration announced that it would be imposing a new 10% global tariff for a period of 150 days pursuant to a balance-of-payments provision in Section 122 of the Trade Act of 1974, to become effective February 24, 2026. The U.S. administration further announced that it would begin additional trade remedy investigations into unidentified trading partners pursuant to Section 301 of the Trade Act of 1974 and with respect to certain unidentified product sectors pursuant to Section 232 of the Trade Expansion Act of 1962. The U.S. Government has stated publicly that companies will need to litigate to obtain refunds, which could take years. While guidance and processes relating to refunds continue to develop, it remains challenging to predict if, and when, any refunds will, in fact, be obtained and whether refunds would be paid in cash or credits against future duties or tariffs. As of April 20, 2026, the CBP has launched Phase One of the Consolidated Administration and Processing of Entries ("CAPE") program to process refunds.

The Company is actively engaging with its custom brokers and outside legal counsel to assess and pursue potential refund claims related to the the IEEPA tariffs paid. The Company estimates that the total tariff payments made related to the IEEPA tariffs totaled $41.7 million. While the Company plans to pursue the recovery of the IEEPA tariffs paid, these amounts represent a gain contingency and have not been recognized in the consolidated financial statements as of March 31, 2026.
Net sales for the first quarter of 2026 U.S. sales were favorably impacted by higher selling prices, however volume was impacted in certain channels due to softening consumer discretionary demand. For the first quarter of 2026, U.S. gross margin percentage improved by 170 basis points compared to the first quarter of 2025. This improvement was in part driven by favorable product mix, which offset the combined impact of tariffs and our mitigation strategy. We expect continued margin pressure through 2026 as higher-cost inventory is sold through, reflecting the full impact of these tariffs.
The Company cannot predict what additional changes to trade policy will be made by the U.S. administration or Congress, including whether existing tariff policies will be maintained or modified, what products may be subject to such policies, or whether the entry into new bilateral or multilateral trade agreements will occur, nor can we predict the effects that any such changes would have on our business, capital expenditures, and results of operations. The Company is actively monitoring the rapidly evolving tariff and global trade policies that become effective, as well as potential retaliatory actions by other countries.
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
Supply Chain
Escalating geopolitical conflicts in the Middle East, including shipping disruptions in the Strait of Hormuz, have lead to increased volatility on global energy prices. Sustained increases in energy costs could materially increase the Company’s product and transportation costs, including through higher input costs and increased fuel prices, which typically lead to fuel surcharges and higher freight rates from third-party logistics providers. This could increase the Company’s distribution and inbound freight costs. The duration of the conflict and the potential for further escalation, including military actions, sanctions, or disruptions to key trade routes, could adversely affect the global macroeconomic environment, and in turn, negatively impact consumer spending and demand for the Company’s products. The Company continues to monitor these developments, however the extent and duration of their impact remain uncertain. If energy prices remain elevated or if macroeconomic conditions deteriorate, the Company’s results of operations and financial condition could be materially adversely affected.
Hagerstown Facility
In January 2025, the Company announced the relocation of the Company’s east coast distribution operations currently located in Robbinsville, NJ (the “Robbinsville Facility”) to Hagerstown, Maryland (the “Hagerstown Facility”). In connection with the relocation, the Company expects to incur exit costs of approximately $6.0 million for employee severance, certain employee relocation costs, and remaining lease costs for the Robbinsville Facility. For the three months ended March 31, 2026, the Company has incurred $1.2 million, primarily related to employee severance costs. The remaining costs are expected to be incurred in 2026.
The Hagerstown Facility will require capital expenditures for equipment and certain leasehold improvements that are estimated to be approximately $9.6 million, of which $3.9 million remains to be purchased as of March 31, 2026. The Company incurred capital expenditures related to this relocation of $3.4 million during the three months ended March 31, 2026 and $2.3 million during the year-ended December 31, 2025. Start-up costs are estimated to be approximately $7.0 million, which includes recruitment, relocation of inventory, set up costs and lease expenses prior to the Hagerstown Facility being fully operational. These one-time costs are expected to be incurred in 2026. The Company expects that the Hagerstown Facility will be operational in the second quarter of 2026. Additionally, in connection with the relocation to the Hagerstown Facility, the Company will receive tax abatement and incentives over the term of the lease from the State of Maryland and Washington County, Maryland totaling approximately $13.1 million. These incentives include real property tax abatement, employee state withholding tax credit, conditional grants and income tax credits.
Project Concord
In January 2025, the Company launched Project Concord, management’s comprehensive plan to propel growth and streamline the cost structure of its International operations. The Company expects this plan to improve future results of its International segment through sales growth and the identified costs efficiencies. This project resulted in several reorganizations and restructuring of the international workforce which have primarily affected the structure of the International segment’s merchandising and sale workforce. The following actions were taken under this plan:

•On July 8, 2025 the Company announced a reorganization of its international workforce in connection with Project Concord. The restructuring expenses related to severance associated with the reorganization of $0.3 million was recorded in the third quarter of 2025.
•On March 26, 2026 the Company announced a second reorganization of its international workforce in connection with Project Concord. The restructuring expenses related to severance associated with the reorganization of $0.2 million was recorded in the three months ended March 31, 2026.
As of March 31, 2026, the Company expects to record additional approximately $0.2 million of restructuring charges in connection with Project Concord for severance and related costs.
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
Additional information regarding the Company’s reportable segments is included in NOTE 10 – BUSINESS SEGMENTS of the Notes to the condensed consolidated financial statements included in Item 1.
SEASONALITY
The Company’s business and working capital needs are seasonal, with a majority of sales occurring in the third and fourth quarters. In 2025 and 2024, net sales for the third and fourth quarters accounted for 58% of total annual net sales, for both periods. In anticipation of the pre-holiday shipping season, inventory levels increase primarily in the June through October time period.
Consistent with the seasonality of the Company’s net sales and inventory levels, the Company also experiences seasonality in its inventory turnover and turnover days from one quarter to the next.
CRITICAL ACCOUNTING ESTIMATES
There have been no material changes to the Company’s critical accounting estimates discussed in the 2025 Annual Report on Form 10-K in Item 7 under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.

RESULTS OF OPERATIONS
The following table sets forth statements of operations data of the Company as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Net sales	100.0%	100.0%
Cost of sales	62.3	63.9
Gross margin	37.7	36.1
Distribution expenses	12.3	12.9
Selling, general and administrative expenses	25.6	22.4
Restructuring expenses	1.4	—
(Loss) income from operations	(1.6)	0.8
Interest expense	(3.1)	(3.5)
Mark to market gain (loss) on interest rate derivatives	0.2	(0.4)
Loss before income taxes	(4.5)	(3.1)
Income tax benefit	1.2	0.1
Net loss	(3.3)%	(3.0)%

MANAGEMENT’S DISCUSSION AND ANALYSIS
THREE MONTHS ENDED MARCH 31, 2026 COMPARED TO THE THREE MONTHS ENDED
MARCH 31, 2025
Net Sales
Consolidated net sales for the three months ended March 31, 2026 were $143.5 million, representing an increase of $3.4 million, or 2.4%, as compared to net sales of $140.1 million for the corresponding period in 2025. In constant currency, a non-GAAP financial measure, which excludes the impact of foreign exchange fluctuations and was determined by applying 2026 average rates to 2025 local currency amounts, consolidated net sales increased by $2.5 million, or 1.8%, as compared to consolidated net sales in the corresponding period in 2025.
Net sales for the U.S. segment for the three months ended March 31, 2026 were $130.7 million, an increase of $2.2 million, or 1.7%, as compared to net sales of $128.5 million for the corresponding period in 2025. For the three months ended March 31, 2026, net sales were favorably impacted by higher selling prices, reflecting the implementation of price increases for the Company’s U.S. customers that went into effect during the third quarter of 2025.
Net sales for the U.S. segment’s Kitchenware product category were $78.5 million for the three months ended March 31, 2026, a decrease of $1.0 million, or 1.3%, as compared to $79.5 million for the corresponding period in 2025. The decrease was driven by a decrease in sales for cutlery and boards and kitchen measurement products. These decreases were partially offset by an increase in sales for kitchen tools.
Net sales for the U.S. segment’s Tableware product category were $25.9 million for the three months ended March 31, 2026, a decrease of $1.7 million, or 6.2%, as compared to $27.6 million for the corresponding period in 2025. The decrease was primarily attributable to lower sales in the dollar channel for dinnerware.
Net sales for the U.S. segment’s Home Solutions product category were $26.3 million for the three months ended March 31, 2026, an increase of $4.9 million, or 22.9%, as compared to $21.4 million for the corresponding period in 2025. The increase was primarily attributable to higher sales for home décor products in the dollar channel and warehouse club programs.
Net sales for the International segment were $12.8 million for the three months ended March 31, 2026, an increase of $1.2 million, or 10.3%, as compared to net sales of $11.6 million for the corresponding period in 2025. In constant currency, a non-GAAP financial measure, which excludes the impact of foreign exchange fluctuations, net sales increased by $0.3 million, or 2.5%, as compared to consolidated net sales in the corresponding period in 2025. The increase in net sales was driven by higher sales in the Asia Pacific region.
Gross margin
Gross margin for the three months ended March 31, 2026 was $54.2 million, or 37.7%, as compared to $50.6 million, or 36.1%, for the corresponding period in 2025.
Gross margin for the U.S. segment was $49.5 million, or 37.9%, for the three months ended March 31, 2026, as compared to $46.5 million, or 36.2%, for the corresponding period in 2025. The improvement in the gross margin percentage was attributable to favorable product mix, higher selling prices, offset by higher tariffs.
Gross margin for the International segment was $4.7 million, or 36.7%, for the three months ended March 31, 2026, as compared to $4.1 million, or 35.3%, for the corresponding period in 2025. The increase in gross margin percentage was driven by customer and product mix.
Distribution expenses
Distribution expenses for the three months ended March 31, 2026 were $17.6 million, as compared to $18.1 million for the corresponding period in 2025. Distribution expenses as a percentage of net sales were 12.3% for the three months ended March 31, 2026, as compared to 12.9% for the three months ended March 31, 2025.
Distribution expenses as a percentage of net sales for the U.S. segment were 10.9% and 11.5% for the three months ended March 31, 2026 and 2025, respectively. Distribution expense during the three months ended March 31, 2026 included $0.2 million for relocation and redesign costs related to the Company’s warehouses. As a percentage of sales shipped from the Company’s U.S. warehouses, excluding non-recurring expenses, distribution expenses were 10.9% and 11.9% for the three months ended March 31, 2026 and 2025, respectively. The decrease in expenses as a percentage of sales was attributable to higher sales resulting in a favorable impact of fixed expenses, lower volume due to sales mix resulting in a decrease of employee expenses, and lower facility supply expenses. The decrease was partially offset by higher freight rates.
Distribution expenses as a percentage of net sales for the International segment were 26.4% for the three months ended March 31, 2026, compared to 28.3% for the corresponding period in 2025. As a percentage of sales shipped from the Company’s international warehouses distribution expenses were 23.2% and 25.0% for the three months ended March 31, 2026 and 2025, respectively. The decrease in expenses as a percentage of sales was attributable to higher sales resulting in a favorable impact of fixed expenses and a decrease in variable warehouse expenses at third-party operated distribution facilities.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended March 31, 2026 were $36.8 million, an increase of $5.3 million, or 16.8%, as compared to $31.5 million for the corresponding period in 2025.
Selling, general and administrative expenses for the U.S. segment were $28.2 million for the three months ended March 31, 2026, as compared to $30.0 million for the corresponding period in 2025. As a percentage of net sales, selling, general and administrative expenses were 21.6% and 23.3% for the three months ended March 31, 2026 and 2025, respectively. The decrease in selling, general and administrative expenses was attributable to lower employee expenses, a decrease in the provision for doubtful accounts in the current period, and lower advertising expenses. This was partially offset by an increase in insurance expenses. The decrease in selling, general and administrative expenses as a percentage of net sales, was also attributable to the impact of fixed costs on higher sales volume.
Selling, general and administrative expenses for the International segment were $3.7 million for both the three months ended March 31, 2026 and 2025. As a percentage of net sales, selling, general and administrative expenses were 28.9% and 31.9% for the three months ended March 31, 2026 and 2025, respectively. Selling, general and administrative expenses remained flat year-over-year, as decreases in employee expenses and commission expenses were fully offset by unfavorable foreign currency exchange impacts. The decrease in selling, general and administrative expenses as a percentage of net sales, was attributable to the impact of fixed costs on higher sales volume.
Unallocated corporate expense for the three months ended March 31, 2026 was $4.9 million, as compared to unallocated corporate income of $2.2 million for the corresponding period in 2025. The decrease compared to the prior period was due to the recognition of a net legal settlement gain of $6.4 million in the prior period, partially offset by an increase in professional fees and legal expenses in the current period.
Restructuring expense
Restructuring expenses for the three months ended March 31, 2026 were $2.0 million, which consist of employee severance expenses related to the east coast distribution facility relocation of $1.2 million, sterling flatware manufacturing operations restructuring expense of $0.7 million, and Project Concord severance expense of $0.1 million. See NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.
Interest expense
Interest expense was $4.5 million and $4.9 million for the three months ended March 31, 2026 and 2025, respectively. The decrease in expense was a result of lower average outstanding borrowings in the current period, partially offset by higher interest rates on outstanding borrowings.
Mark to market gain (loss) on interest rate derivatives
Mark to market gain on interest rate derivatives was $0.3 million for the three months ended March 31, 2026, as compared to mark to market loss of $0.5 million for the three months ended March 31, 2025. The gain (loss) recognized for the three months ended March 31, 2026 and 2025, respectively, was attributable to the change in the fair value due to the change in the projected interest rate environment. The mark to market amount represents the change in fair value on the Company’s interest rate derivatives that have not been designated as hedging instruments. These derivatives were entered into for purposes of locking-in a fixed interest rate on a portion of the Company’s variable interest rate debt. As of March 31, 2026, the intent of the Company is to hold these derivative contracts until their maturity.

Income taxes
Income tax benefit of $1.7 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively, represent taxes on both U.S. and foreign earnings at a combined effective income tax rate of 26.0% and 3.3%, respectively. The effective tax rate for the three months ended March 31, 2026 differs from the federal statutory income tax rate of 21.0% primarily due to state and local tax expense, the impact of non-deductible expenses, and foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance, partially offset by a benefit for federal credits. The effective tax rate for the three months ended March 31, 2025 differs from the federal statutory income tax rate of 21.0% primarily due to foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance.
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
At March 31, 2026, the Company had cash and cash equivalents of $13.9 million, compared to $4.3 million at December 31, 2025. Working capital was $220.1 million at March 31, 2026, compared to $242.6 million at December 31, 2025. Liquidity as of March 31, 2026 was $110.2 million, consisting of $13.9 million of cash and cash equivalents, $80.0 million of availability under the ABL Agreement, limited by the Term Loan financial covenant, and $16.3 million of available funding under the Receivables Purchase Agreement.
Inventory, a large component of the Company’s working capital, is expected to fluctuate from period to period, with inventory levels higher primarily in the June through October time period. The Company also expects inventory turnover to fluctuate from period to period based on product and customer mix. Certain product categories have lower inventory turnover rates as a result of minimum order quantities from the Company’s vendors or customer replenishment needs. Certain other product categories experience higher inventory turns due to lower minimum order quantities or trending sale demands. For the three months ended March 31, 2026, inventory turnover was 1.9 times, or 194 days, as compared to 1.8 times, or 208 days, for the three months ended March 31, 2025. Inventory turns have remained relatively consistent.
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
Indebtedness
On August 26, 2022, the Company entered into Amendment No. 2 (the “Amendment”) to the Company’s credit agreement, dated as of March 2, 2018 (as amended, the “ABL Agreement”) among the Company, as a Borrower, certain subsidiaries of the Company, as Borrowers and/or Loan Parties, JPMorgan Chase Bank, N.A., as Administrative Agent and a Lender. The ABL Agreement provides for a senior secured asset-based revolving credit facility in the maximum aggregate principal amount of $200.0 million, which facility will mature on August 26, 2027. The ABL Agreement is subject to an earlier springing maturity date of May 28, 2027, 90 days prior to the Term Loan maturity date of August 26, 2027, if the Company’s Term Loan has not been repaid or refinanced by such date.
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
The Term Loan requires the Company to make quarterly payments of principal each equal to 1.25% of the aggregate principal amount of the Term Loan, which commenced on March 31, 2024, with the remaining balance payable on the maturity date. The

Term Loan requires the Company to make an annual prepayment of principal, beginning with the fiscal year ending December 31, 2024, based upon a percentage of the Company’s excess cash flow, (“Excess Cash Flow”), if any. The percentage applied to the Company’s Excess Cash Flow is based on the Company’s Total Net Leverage Ratio (as defined in the Debt Agreements). When an Excess Cash Flow payment is required, each lender has the option to decline a portion or all of the prepayment amount payable to it. Under the Term Loan, when the Company makes an Excess Cash Flow prepayment, the payment is first applied to satisfy the next eight (8) scheduled future quarterly required payments of the Term Loan in order of maturity and then to the remaining scheduled installments on a pro rata basis.
The maximum borrowing amount under the ABL Agreement may be increased up to $250.0 million if certain conditions are met. One or more tranches of additional term loans (the “Incremental Term Facilities”) may be added under the Term Loan if certain conditions are met. The Incremental Term Facilities may not exceed the sum of (i) $50.0 million plus (ii) an unlimited amount so long as, in the case of (ii) only, the Company’s secured net leverage ratio, as defined in and computed on a pro forma basis pursuant to the Term Loan, after giving effect to such increase, is no greater than 3.25 to 1.00, subject to certain limitations and for the period defined pursuant to the Term Loan but not to mature earlier than the maturity date of the then existing term loans.
As of March 31, 2026 and December 31, 2025, the total availability under the ABL Agreement were as follows (in thousands):

	March 31, 2026	December 31, 2025
Maximum aggregate principal allowed	$149,735	$185,588
Outstanding borrowings under the ABL Agreement	(36,611)	(54,105)
Standby letters of credit	(13,764)	(11,564)
Total availability under the ABL Agreement	$99,360	$119,919
Availability under the ABL Agreement is limited to the lesser of the $200.0 million commitment thereunder and the borrowing base and therefore depends on the valuation of certain current assets comprising the borrowing base. The borrowing capacity under the ABL Agreement will depend, in part, on eligible levels of accounts receivable and inventory that fluctuate regularly. Due to the seasonality of the Company’s business, the Company may have greater borrowing availability during the third and fourth quarters of each year. Consequently, the $200.0 million commitment thereunder may not represent actual borrowing capacity. The Company’s borrowing capacity may be further limited by the Term Loan financial covenant of 5.00 to 1.00 maximum Total Net Leverage Ratio. As of March 31, 2026, the availability under the ABL Agreement, as limited by the Term Loan financial covenant, was $80.0 million.
The current and non-current portions of the Company’s Term Loan included in the condensed consolidated balance sheets were as follows (in thousands):

	March 31, 2026	December 31, 2025
Current portion of Term Loan:
Term Loan payment	$7,500	$7,500
Estimated unamortized debt issuance costs	(2,443)	(2,478)
Total Current portion of Term Loan	$5,057	$5,022

Non-current portion of Term Loan:
Term Loan, net of current portion	$125,625	$127,500
Estimated unamortized debt issuance costs	(975)	(1,573)
Total Non-current portion of Term Loan	$124,650	$125,927
As of March 31, 2026 the Company estimates that no excess cash flow payment will be due for 2026. For the year ended December 31, 2025, there was no excess cash flow payment due for 2025.
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
Borrowings under the revolving credit facility bear interest, at the Company’s option, at one of the following rates: (i) an alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.5% or one-month Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus 1.0% as of a specified date in advance of the determination, but in each case not less than 1.0%, plus a margin of 0.25% to 0.50%, or (ii) Adjusted Term SOFR, which is the Term SOFR Rate for the selected 1, 3 or 6 month interest period plus 0.10% (or Euro Interbank Offered Rate “EURIBOR” for borrowings denominated in Euro; or Sterling Overnight Index Average “SONIA” for borrowings denominated in Pounds Sterling), but in each case not less than zero, plus a margin of 1.25% to 1.50%. The respective margins are based upon average quarterly availability, as defined in and computed pursuant to the ABL Agreement. In addition, the Company pays a commitment fee of 0.20% to 0.25% per annum based on the average daily unused portion of the aggregate commitment under the ABL Agreement. The interest rate on outstanding borrowings under the ABL Agreement at March 31, 2026 was between 3.33% and 7.13%. The Company paid a commitment fee of 0.25% on the unused portion of the ABL Agreement during the three months ended March 31, 2026.
The Term Loan bears interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of (x) the prime rate, (y) a federal funds and overnight bank funding based rate plus 0.5% or (z) one-month Adjusted Term SOFR, but not less than 1.0%, plus 1.0%, plus a margin of 4.5% or (ii) Adjusted Term SOFR (Term SOFR plus the Term SOFR Adjustment) for the applicable interest period, but not less than 1.0%, plus a margin of 5.5%. The interest rate on outstanding borrowings under the Term Loan at March 31, 2026 was 9.29%.
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
The Company was in compliance with the covenants of the Debt Agreements at March 31, 2026.
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
The Company’s adjusted EBITDA (including pro forma adjustments), for the trailing twelve months ended March 31, 2026 was $52.7 million.
Capital expenditures for the three months ended March 31, 2026 were $3.8 million.
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
The following is a reconciliation of the net (loss) income, as reported, to Adjusted EBITDA, for each of the last four quarters and the 12 months ended March 31, 2026:

	Quarter Ended				Twelve Months Ended March 31, 2026
	June 30, 2025	September 30, 2025	December 31, 2025	March 31, 2026
	(in thousands)
Net (loss) income as reported	$(39,699)	$(1,189)	$18,152	$(4,772)	$(27,508)
Income tax (benefit) provision	(2,782)	2,861	(3,220)	(1,676)	(4,817)
Interest expense	5,054	5,013	5,048	4,512	19,627
Depreciation and amortization	5,437	5,398	5,315	5,282	21,432
Gain on disposition of fixed assets	—	(94)	—	—	(94)
Mark to market loss (gain) on interest rate derivatives	220	8	(1)	(294)	(67)
Goodwill impairment	33,237	—	—	—	33,237
Stock compensation expense	1,044	994	201	1,043	3,282
Severance expense	270	—	241	—	511
Acquisition-related diligence expenses	123	49	1,799	1,104	3,075
Restructuring expenses	—	304	24	2,030	2,358
Warehouse relocation and redesign expenses(1)	139	76	48	159	422
Pro forma adjustments(2)					1,250
Adjusted EBITDA(3)	$3,043	$13,420	$27,607	$7,388	$52,708
(1) For the twelve months ended March 31, 2026, warehouse relocation and redesign expenses were related to the U.S. segment.
(2) Pro forma adjustments represent operating expense reductions projected by the Company as a result of actions taken through March 31, 2026 or expected to be taken within 18 months of March 31, 2026, net of the benefits realized during the twelve months ended March 31, 2026. These actions include cost savings initiatives for the U.S. segment related to reductions in employee expenses and cost savings for the International segment related to Project Concord.
(3) Adjusted EBITDA is a non-GAAP financial measure that is defined in the Company’s debt agreements. Adjusted EBITDA is defined as net (loss) income, adjusted to exclude income tax (benefit) provision, interest expense, depreciation and amortization, gain on disposition of fixed assets, mark to market loss (gain) on interest rate derivatives, goodwill impairment, stock compensation expense, and other items detailed in the table above that are consistent with exclusions permitted by the Company’s debt agreements.
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
The Company did not sell receivables to HSBC during the three months ended March 31, 2026 and March 31, 2025. At March 31, 2026, $16.3 million of accounts receivable were available for sale to HSBC, net of applicable charges.

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
In March 2024 and October 2024, the Company entered into interest rate swap agreements, each with an aggregate notional value of $25.0 million and expiring in August 2027. These non-designated interest rate swaps serve as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. The Company’s total outstanding notional value of interest rate swaps was $50.0 million at March 31, 2026.
Foreign Exchange Contracts
To reduce the impact of changes in foreign currency exchange rates on its results, from time to time the Company is a party to certain foreign exchange contracts, primarily to offset the earnings impact related to fluctuations in foreign currency exchange rates associated with inventory purchases. The Company designates these contracts for accounting purposes as cash flow hedges. The Company purchases foreign currency forward contracts with terms of less than 18 months. The aggregate gross notional value of foreign exchange contracts at March 31, 2026 was zero.
Operating activities
Net cash provided by operating activities was $33.8 million for the three months ended March 31, 2026, as compared to net cash provided by operating activities of $16.7 million for the three months ended March 31, 2025. The increase from 2026 compared to 2025 was attributable to lower investment in inventory, timing of collections related to the Company's accounts receivables, and timing of payments for accounts payable and accrued expenses, partially offset by lower operating results in the current period.
Investing activities
Net cash used in investing activities was $3.8 million and $1.6 million for the three months ended March 31, 2026 and 2025, respectively. The increase in investment activities was driven by purchases of equipment for the Hagerstown Facility.
Financing activities
Net cash used in financing activities was $20.3 million for the three months ended March 31, 2026, as compared to net cash used in financing activities of $7.8 million for the three months ended March 31, 2025. The change was attributable to higher net repayments of revolving credit facility in the 2026 period.

Stock repurchase program
On March 14, 2022, the Company announced that its Board of Directors authorized the repurchase of up to $20.0 million of the Company’s common stock, replacing the Company’s previously-authorized $10.0 million share repurchase program. The repurchase authorization permits the Company to effect repurchases from time to time through open market purchases and privately negotiated transactions. No shares were repurchased during the three months ended March 31, 2026. As of March 31, 2026, the remaining dollar amount available for repurchases under the Board of Directors’ authorized plan was $11.1 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the 2025 Annual Report on Form 10-K.
Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2026, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.
(b)Changes in Internal Controls
There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
For a description of the Company’s legal proceedings, please see NOTE 11 — CONTINGENCIES, to the Company's condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, readers should carefully consider the factors discussed in Part I, Item 1A—Risk Factors in the 2025 Annual Report on Form 10-K, and in the Company’s other filings with the SEC, which could materially affect the Company’s business, financial condition, cash flows or future results. There have been no material changes from the risk factors previously disclosed in Part I, Item 1A—Risk Factors in the 2025
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs subsequent to end of period (2)
March 1 - March 31, 2026	58,930	$3.11	—	$11,140,752
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
(2)On March 14, 2022, the Company announced that its Board of Directors’ authorized the repurchase of up to $20.0 million of the Company’s common stock, replacing the Company’s previously-authorized $10 million share repurchase program. The repurchase authorization permits the Company to effect the repurchases from time to time through open market purchases and privately negotiated transactions. No repurchases under the program occurred during the three months ended March 31, 2026.

Item 5. Other Information
Rule 10b5-1 Trading Plans
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2026.

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

Lifetime Brands, Inc.

/s/ Robert B. Kay	May 7, 2026
Robert B. Kay
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Laurence Winoker	May 7, 2026
Laurence Winoker
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)