Form 10-Q
period 2026-06-30
LIFETIME BRANDS, INC
filed 2026-08-06
CIK 874396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding as of July 31, 2026 was 22,988,836.

LIFETIME BRANDS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2026

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,451	$4,267
Accounts receivable, less allowances of $10,538 at June 30, 2026 and $11,970 at December 31, 2025	120,879	161,861
Inventory	197,074	194,046
Prepaid expenses and other current assets	49,042	12,147
Income taxes receivable	—	1,572
TOTAL CURRENT ASSETS	372,446	373,893
PROPERTY AND EQUIPMENT, net	23,811	15,441
OPERATING LEASE RIGHT-OF-USE ASSETS	95,728	48,506
INTANGIBLE ASSETS, net	124,289	132,922
OTHER ASSETS	725	1,793
TOTAL ASSETS	$616,999	$572,555
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturity of term loan	$—	$5,022
Current maturity of revolving credit facility	37,906	—
Accounts payable	48,740	45,844
Accrued expenses	71,164	64,294
Income taxes payable	4,395	—
Current portion of operating lease liabilities	14,300	16,143
TOTAL CURRENT LIABILITIES	176,505	131,303
OTHER LONG-TERM LIABILITIES	13,669	14,261
INCOME TAXES PAYABLE, LONG-TERM	686	686
OPERATING LEASE LIABILITIES	96,805	42,442
DEFERRED INCOME TAXES	1,525	1,554
REVOLVING CREDIT FACILITY	—	54,105
TERM LOAN	110,332	125,927
STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value, shares authorized: 100 shares of Series A and 2,000,000 shares of Series B; none issued and outstanding	—	—
Common stock, $0.01 par value, shares authorized: 50,000,000 at June 30, 2026 and December 31, 2025; shares issued and outstanding: 22,988,836 at June 30, 2026 and 22,654,207 at December 31, 2025	230	227
Paid-in capital	285,571	283,449
Accumulated deficit	(50,533)	(63,354)
Accumulated other comprehensive loss	(17,791)	(18,045)
TOTAL STOCKHOLDERS’ EQUITY	217,477	202,277
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$616,999	$572,555
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$141,569	$131,862	$285,077	$271,947
Cost of sales	48,330	81,023	137,669	170,471
Gross margin	93,239	50,839	147,408	101,476
Distribution expenses	20,095	17,314	37,678	35,384
Selling, general and administrative expenses	39,539	37,495	76,325	68,963
Goodwill impairment	—	33,237	—	33,237
Restructuring expenses	1,980	—	4,010	—
Income (loss) from operations	31,625	(37,207)	29,395	(36,108)
Interest expense	(4,122)	(5,054)	(8,634)	(9,969)
Mark to market gain (loss) on interest rate derivatives	210	(220)	504	(747)
Income (loss) before income taxes	27,713	(42,481)	21,265	(46,824)
Income tax (provision) benefit	(8,104)	2,782	(6,428)	2,924
NET INCOME (LOSS)	$19,609	$(39,699)	$14,837	$(43,900)
BASIC INCOME (LOSS) PER COMMON SHARE	$0.89	$(1.83)	$0.68	$(2.03)
DILUTED INCOME (LOSS) PER COMMON SHARE	$0.87	$(1.83)	$0.66	$(2.03)
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$19,609	$(39,699)	$14,837	$(43,900)
Other comprehensive income (loss), net of taxes:
Net change in translation adjustment	133	195	198	612
Net change in cash flow hedges	(24)	(461)	44	(590)
Effect of retirement benefit obligations	6	4	12	8
Other comprehensive income (loss), net of taxes	115	(262)	254	30
Comprehensive income (loss)	$19,724	$(39,961)	$15,091	$(43,870)
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common stock		Paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2025	22,654	$227	$283,449	$(63,354)	$(18,045)	$202,277
Net loss	—	—	—	(4,772)	—	(4,772)
Other comprehensive income, net of taxes	—	—	—	—	139	139
Net issuance of restricted shares granted to employees	259	3	(3)	—	—	—
Stock compensation expense	—	—	1,041	—	—	1,041
Shares effectively repurchased for required employee withholding taxes	(58)	(1)	(182)	—	—	(183)
Dividends (1)	—	—	—	(1,006)	—	(1,006)
BALANCE AT MARCH 31, 2026	22,855	$229	$284,305	$(69,132)	$(17,906)	$197,496
Net income	—	—	—	19,609	—	19,609
Other comprehensive income, net of taxes	—	—	—	—	115	115
Net issuance of restricted shares granted to employees and directors	85	1	(1)	—	—	—
Stock compensation expense	—	—	973	—	—	973
Net exercise of stock options	49	—	294	—	—	294
Dividends (1)	—	—	—	(1,010)	—	(1,010)
BALANCE AT JUNE 30, 2026	22,989	$230	$285,571	$(50,533)	$(17,791)	$217,477

	Common stock		Paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2024	22,156	$222	$280,566	$(32,550)	$(18,315)	$229,923
Net loss	—	—	—	(4,201)	—	(4,201)
Other comprehensive income, net of taxes	—	—	—	—	292	292
Net issuance of restricted shares granted to employees	338	3	(3)	—	—	—
Stock compensation expense	—	—	1,063	—	—	1,063
Shares effectively repurchased for required employee withholding taxes	(80)	(1)	(415)	—	—	(416)
Dividends (1)	—	—	—	(985)	—	(985)
BALANCE AT MARCH 31, 2025	22,414	$224	$281,211	$(37,736)	$(18,023)	$225,676
Net loss	—	—	—	(39,699)	—	(39,699)
Other comprehensive loss, net of taxes	—	—	—	—	(262)	(262)
Net issuance of restricted shares granted to employees and directors	243	3	(3)	—	—	—
Stock compensation expense	—	—	1,044	—	—	1,044
Dividends (1)	—	—	—	(991)	—	(991)
BALANCE AT JUNE 30, 2025	22,657	$227	$282,252	$(78,426)	$(18,285)	$185,768
(1) Cash dividends declared per share of common stock were $0.085 and $0.085 in the six months ended June 30, 2026 and 2025, respectively.
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
OPERATING ACTIVITIES
Net income (loss)	$14,837	$(43,900)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,644	11,135
Goodwill impairment	—	33,237
Non-cash restructuring charges	296	—
Amortization of financing costs	1,330	1,390
Mark to market (gain) loss on interest rate derivatives	(504)	747
Operating leases, net	(759)	(1,134)
Provision for doubtful accounts	45	1,408
Stock compensation expense	1,992	2,106
Changes in operating assets and liabilities
Accounts receivable	40,793	67,239
Inventory	(3,471)	(12,318)
Prepaid expenses, other current assets and other assets	(34,880)	(629)
Accounts payable, accrued expenses and other liabilities	9,711	(27,319)
Income taxes receivable	1,572	(5,036)
Income taxes payable	4,402	(869)
NET CASH PROVIDED BY OPERATING ACTIVITIES	46,008	26,057
INVESTING ACTIVITIES
Purchases of property and equipment	(5,176)	(2,746)
NET CASH USED IN INVESTING ACTIVITIES	(5,176)	(2,746)
FINANCING ACTIVITIES
Proceeds from revolving credit facility	82,073	145,891
Repayments of revolving credit facility	(97,885)	(154,134)
Repayments of term loan	(21,875)	(3,750)
Payments for finance lease obligations	(24)	(21)
Payments of tax withholding for stock based compensation	(183)	(416)
Proceeds from the exercise of stock options	294	—
Cash dividends paid	(1,990)	(1,933)
NET CASH USED IN FINANCING ACTIVITIES	(39,590)	(14,363)
Effect of foreign exchange on cash	(58)	168
INCREASE IN CASH AND CASH EQUIVALENTS	1,184	9,116
Cash and cash equivalents at beginning of period	4,267	2,929
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,451	$12,045
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
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
Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.
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
Changes in laws and regulations
On February 20, 2026, the U.S. Supreme Court held that the U.S. administration’s imposition of tariffs pursuant to the International Emergency Economic Powers Act (“IEEPA”) was unlawful. The U.S. Customs and Border Protection ("CBP") has launched Phase One and Phase Two of the IEEPA refunds claims process. During the three months ended June 30, 2026, the Company concluded that $40.1 million of tariff refunds were probable of being recovered and recognized the refund as a reduction to cost of goods sold of $40.1 million in the condensed consolidated financial statements. Awarded interest related to tariff refunds is recognized in the period in which it is realized. As of June 30, 2026, the Company received $3.5 million and recorded $36.6 million of outstanding IEEPA tariff receivables within prepaid and other current assets in the condensed consolidated balance sheet. Subsequent to the balance sheet date, the Company received an additional $32.9 million in tariff refunds.
Revenue recognition
The Company sells products wholesale, to retailers and distributors, and retail, directly to consumers. Wholesale sales and retail sales are primarily recognized at the point in time when the customer obtains control of the products, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(unaudited)
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
Receivable purchase agreement
The Company has an uncommitted Receivables Purchase Agreement with HSBC Bank USA, National Association (“HSBC”) as Purchaser (the “Receivables Purchase Agreement”). The sale of accounts receivable, under the Receivables Purchase Agreement with HSBC, is excluded from the Company’s unaudited condensed consolidated balance sheets at the time of sale and the related sale expense is included in selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations. The Company did not sell receivables to HSBC during the three and six months ended June 30, 2026 and June 30, 2025.
At June 30, 2026, $16.8 million of accounts receivable were available for sale to HSBC, net of applicable charges.
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
The components of inventory were as follows (in thousands):

	June 30, 2026	December 31, 2025
Finished goods	$189,084	$185,157
Work in process	113	20
Raw materials	7,877	8,869
Total	$197,074	$194,046

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
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
Goodwill, intangible assets and long-lived assets
The Company had no recorded goodwill as of June 30, 2026 and December 31, 2025.
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
June 30, 2026
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
The Company recorded restructuring expenses for the three and six months ended June 30, 2026 related to the following activities:

	Three Months Ended June 30,	Six Months Ended June 30,
	2026	2026
	(in thousands)
U.S. segment
Distribution facility relocation	$1,179	$2,380
Manufacturing operations	790	1,443
Total U.S. segment	1,969	3,823

International segment
Project Concord	11	187
Total restructuring expenses	$1,980	$4,010
Distribution Facility Relocation
In January 2025, the Company announced the relocation of the Company’s East Coast distribution operations currently located in Robbinsville, NJ (the “Robbinsville Facility”) to Hagerstown, Maryland (the “Hagerstown Facility”). As a result of the relocation the Company will exit the Robbinsville Facility. During the three and six months ended June 30, 2026, the Company incurred $1.2 million and $2.4 million, respectively, related to employee severance expenses. The Company expects to complete the exit of the Robbinsville Facility by the fourth quarter of 2026 and expects additional exit costs of approximately $0.6 million related to employee severance and $2.7 million for other related costs.
Manufacturing Operations - Sterling Flatware & Mexico Operations
In March 2026, the Company approved a plan to close its manufacturing operations of its sterling flatware products. During the three months ended June 30, 2026, the Company incurred less than $0.1 million of employee severance expenses. During the six months ended June 30, 2026, the Company incurred $0.1 million of employee severance expenses and $0.6 million of other costs which consisted of an inventory provision on remaining raw materials inventory. The Company has completed the actions under this closure.
In June 2026, the Company approved a plan to close its manufacturing operations in Mexico. During the three and six months ended June 30, 2026, the Company incurred $0.3 million of employee severance expenses and $0.4 million of other costs which consisted of an inventory provision on remaining raw materials inventory and write-off of fixed assets that will be disposed.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(unaudited)
Project Concord
The Company's International segment incurred severance expenses associated with the reorganization of the International segment's workforce. The reorganization is related to Project Concord and primarily affects the structure of the International segment's merchandising and sales workforce. During the three and six months ended June 30, 2026, the Company incurred less than $0.1 million and $0.2 million, respectively, of employee severance expenses. As of June 30, 2026, the Company expects that restructuring activities related to this project to be completed by the end of the fourth quarter of 2026 and expects to incur additional costs of $0.3 million related to employee severance.

As of June 30, 2026, accrued restructuring liability was $1.8 million, which was related to distribution facility relocation expenses. The accrued restructuring is expected to be paid by the end of 2026.
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
NOTE 2 —REVENUE
The Company sells products wholesale, to retailers and distributors, and retail, directly to consumers. Wholesale sales and retail sales are recognized at the point in time the customer obtains control of the products in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products. To indicate the transfer of control, the Company must have a present right to payment, legal title must have passed to the customer, the customer must have the significant risks and rewards of ownership, and where acceptance is not a formality, the customer must have accepted the product or service. The Company’s principal terms of sale are Free On Board (“FOB”) Shipping Point, or equivalent, and, as such, the Company primarily transfers control and records revenue for product sales upon shipment. Sales arrangements with delivery terms that are not FOB Shipping Point are not recognized upon shipment and the transfer of control for revenue recognition is evaluated based on the associated shipping terms and customer obligations. Shipping and handling fees that are billed to customers in sales transactions are included in net sales and amounted to $0.6 million and $1.3 million, respectively, for the three and six months ended June 30, 2026 and $0.8 million and $1.4 million, respectively, for the three and six months ended June 30, 2025. Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(unaudited)
within selling, general and administrative expenses in the unaudited condensed consolidated statements of operations. Incidental items that are immaterial in the context of the contract are expensed as incurred.
The following tables present the Company’s net sales disaggregated by segment, product category and geographic region for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
U.S. segment
Kitchenware	$85,401	$82,549	$163,848	$162,070
Tableware	23,584	21,323	49,512	48,900
Home Solutions	19,182	15,443	45,514	36,855
Total U.S. segment	128,167	119,315	258,874	247,825

International segment	13,402	12,547	26,203	24,122
Total net sales	$141,569	$131,862	$285,077	$271,947

United States	$121,242	$115,046	$247,036	$239,251
United Kingdom	7,191	7,233	14,988	14,187
Rest of World	13,136	9,583	23,053	18,509
Total net sales	$141,569	$131,862	$285,077	$271,947
NOTE 3 — LEASES
The Company has operating leases for corporate offices, distribution facilities, a manufacturing plant, and certain vehicles.
The components of lease expense for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease expenses(1):
Fixed lease expense	$5,660	$4,318	$9,965	$8,576
Variable lease expense	1,910	1,812	3,544	3,565
Total	$7,570	$6,130	$13,509	$12,141
(1) Expenses are recorded within distribution expenses and selling, general and administrative expenses on the unaudited condensed consolidated statement of operations.
Supplemental cash flow information for lease related liabilities and assets for the six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$10,724	$9,710

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(unaudited)

	Six Months Ended June 30,
	2026	2025
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$54,626	$754
During the six months ended June 30, 2026, the right-of-use assets obtained include the right-of-use asset for the Hagerstown Facility lease, which commenced on April 30, 2026. The lease included a tenant improvement allowance of $5.1 million.
The aggregate future lease payments for operating leases as of June 30, 2026 were as follows (in thousands):

Operating
2026 (excluding the six months ended June 30, 2026)	$11,944
2027	20,199
2028	18,323
2029	13,875
2030	13,105
2031	11,465
Thereafter	97,382
Total lease payments	186,293
Less: Interest	(75,188)
Present value of lease payments	$111,105
Average lease terms and discount rates were as follows:

June 30, 2026
Operating leases:
Weighted-average remaining lease term (years)	10.1
Weighted-average discount rate	9.0%
NOTE 4 — INTANGIBLE ASSETS
Intangible assets consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026			December 31, 2025
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill(1)	$—	$—	$—	$—	$—	$—
Finite-lived intangible assets:
Licenses	15,847	(13,173)	2,674	15,847	(13,021)	2,826
Trade names	104,580	(38,666)	65,914	104,617	(35,376)	69,241
Customer relationships	143,158	(88,264)	54,894	143,159	(83,347)	59,812
Other	5,888	(5,081)	807	5,894	(4,851)	1,043
Total	$269,473	$(145,184)	$124,289	$269,517	$(136,595)	$132,922
(1) The net value at June 30, 2026 and December 31, 2025 reflect a reduction of $113.0 million impairment charges within U.S. segment and $11.9 million impairment charges within International segment.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(unaudited)
Goodwill impairment test
In the second quarter of 2025, the Company observed a sustained decline in the market valuation of the Company’s common stock. Additionally, the Company’s near term forecasts for the U.S. reporting unit were revised downward due to changes in retailer and consumer buying patterns, which were impacted by the recent changes in the U.S. tariff policies. Based on these factors the Company concluded that impairment indicators for the U.S. reporting unit were present as of June 30, 2025.
The Company performed an interim impairment test of the goodwill in the U.S. reporting unit as of June 30, 2025 by comparing its fair value with its carrying value. The analysis was performed by using a discounted cash flow and market multiple method. Accordingly, this fair value measurement is classified as Level 3 since it is based primarily on unobservable inputs. Based upon the analysis performed, the Company’s U.S. reporting unit goodwill was fully impaired and a $33.2 million non-cash goodwill impairment charge was recognized. The goodwill impairment charge was the result of the decline in the Company’s near term forecasts that were revised downward due to the changes in retailer and consumer buying patterns and an increase to the company-specific risk premium, which is an input to the cost of capital assumption, to address the potential risks in the long-term forecast.
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
On November 14, 2023, the Company entered into Amendment No. 2 to amend the Loan Agreement, dated as of March 2, 2018, among the Company, as Borrower, the other loan parties from time to time party thereto, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (as amended, the “Term Loan” and together with the ABL Agreement, the “Debt Agreements”). The Term Loan had an initial principal amount of $150.0 million, and matures on August 26, 2027.
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(unaudited)
As of June 30, 2026 and December 31, 2025, the total availability under the ABL Agreement were as follows (in thousands):

	June 30, 2026	December 31, 2025
Maximum aggregate principal allowed	$179,936	$185,588
Outstanding borrowings under the ABL Agreement(1)	(37,906)	(54,105)
Standby letters of credit	(13,766)	(11,564)
Total availability under the ABL Agreement	$128,264	$119,919
(1) At June 30, 2026, the outstanding principal under the ABL Agreement is classified as current in the condensed consolidated balance sheet as the springing maturity of the ABL Agreement falls due in the next 12 months.
Availability under the ABL Agreement is limited to the lesser of the $200.0 million commitment thereunder and the borrowing base and therefore depends on the valuation of certain current assets comprising the borrowing base. The borrowing capacity under the ABL Agreement will depend, in part, on eligible levels of accounts receivable and inventory that fluctuate regularly. Due to the seasonality of the Company’s business, the Company may have greater borrowing availability during the third and fourth quarters of each year. Consequently, the $200.0 million commitment thereunder may not represent actual borrowing capacity. The Company’s borrowing capacity may be further limited by the Term Loan financial covenant of 5.00 to 1.00 maximum Total Net Leverage Ratio. As of June 30, 2026, the availability under the ABL Agreement was $128.3 million.
The current and non-current portions of the Company’s Term Loan included in the condensed consolidated balance sheets were as follows (in thousands):

	June 30, 2026	December 31, 2025
Current portion of Term Loan:
Term Loan payment	$—	$7,500
Estimated unamortized debt issuance costs	—	(2,478)
Total Current portion of Term Loan	$—	$5,022

Non-current portion of Term Loan:
Term Loan, net of current portion	$113,125	$127,500
Estimated unamortized debt issuance costs	(2,793)	(1,573)
Total Non-current portion of Term Loan	$110,332	$125,927
During the three months ended June 30, 2026, the Company made a voluntary prepayment under the Term Loan of $20.0 million. The prepayment was applied to reduce the outstanding principal and satisfied remaining quarterly payments due under the loan. Subsequent to June 30, 2026, the Company made a second voluntary prepayment of $20.0 million.
As of June 30, 2026, the Company estimates that no Excess Cash Flow payment will be due for 2026. For the year ended December 31, 2025, there was no Excess Cash Flow payment due for 2025.
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(unaudited)
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
Borrowings under the revolving credit facility bear interest, at the Company’s option, at one of the following rates: (i) an alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.5% or one-month Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus 1.0% as of a specified date in advance of the determination, but in each case not less than 1.0%, plus a margin of 0.25% to 0.50%, or (ii) Adjusted Term SOFR, which is the Term SOFR Rate for the selected 1, 3 or 6 month interest period plus 0.10% (or Euro Interbank Offered Rate “EURIBOR” for borrowings denominated in Euro; or Sterling Overnight Index Average “SONIA” for borrowings denominated in Pounds Sterling), but in each case not less than zero, plus a margin of 1.25% to 1.50%. The respective margins are based upon average quarterly availability, as defined in and computed pursuant to the ABL Agreement. In addition, the Company pays a commitment fee of 0.20% to 0.25% per annum based on the average daily unused portion of the aggregate commitment under the ABL Agreement. The interest rate on outstanding borrowings under the ABL Agreement at June 30, 2026 was between 5.10% and 7.13%. The Company paid a commitment fee of 0.25% on the unused portion of the ABL Agreement during the six months ended June 30, 2026.
The Term Loan bears interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of (x) the prime rate, (y) a federal funds and overnight bank funding based rate plus 0.5% or (z) one-month Adjusted Term SOFR, but not less than 1.0%, plus 1.0%, plus a margin of 4.5% or (ii) Adjusted Term SOFR (Term SOFR plus the Term SOFR Adjustment) for the applicable interest period, but not less than 1.0%, plus a margin of 5.5%. The interest rate on outstanding borrowings under the Term Loan at June 30, 2026 was 9.27%.
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
The Company was in compliance with the covenants of the Debt Agreements at June 30, 2026.
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
June 30, 2026
(unaudited)
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
In March 2024 and October 2024, the Company entered into interest rate swap agreements, each with an aggregate notional value of $25.0 million and expiring in August 2027. These non-designated interest rate swaps serve as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. The Company’s total outstanding notional value of interest rate swaps was $50.0 million at June 30, 2026.
Foreign Exchange Contracts
To reduce the impact of changes in foreign currency exchange rates on its results, from time to time the Company is a party to certain foreign exchange contracts, primarily to offset the earnings impact related to fluctuations in foreign currency exchange rates associated with inventory purchases. The Company designates these contracts for accounting purposes as cash flow hedges. The Company purchases foreign currency forward contracts with terms of less than 18 months. The aggregate gross notional value of foreign exchange contracts at June 30, 2026 was zero.

Derivatives not designated as hedging instruments	Balance Sheet Location	June 30, 2026	December 31, 2025
Interest rate swaps	Other assets	$158	$—
	Other long-term liabilities	82	428
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
The amounts of gains and losses, realized and unrealized, related to the Company’s derivative financial instruments designated as hedging instruments are recognized in other comprehensive income (loss), net of taxes, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives designated as hedging instruments	2026	2025	2026	2025
Foreign exchange contracts	$(24)	$(461)	$44	$(590)
Realized gains and losses on foreign exchange contracts that are reported in other comprehensive income (loss) are reclassified into cost of sales as the underlying inventory purchased is sold.
During the three and six months ended June 30, 2026, the Company reclassified less than $0.1 million of cash flow hedges in accumulated other comprehensive losses to earnings, related to foreign exchange contracts recognized in cost of sales.
During the three and six months ended June 30, 2025, the Company reclassified $0.02 million and $0.1 million, respectively, of cash flow hedges in accumulated other comprehensive losses to earnings, related to foreign exchange contracts recognized in cost of sales.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(unaudited)
Interest and mark to market gain (loss) related to the Company’s derivative financial instruments not designated as hedging instruments that were recognized in earnings are as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments	Location of gain (loss)	2026	2025	2026	2025
Interest rate swaps	Mark to market gain (loss) on interest rate derivatives	$210	$(220)	$504	$(747)
	Interest expense	(21)	65	(37)	233
		$189	$(155)	$467	$(514)

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(unaudited)
NOTE 7 — STOCK COMPENSATION
On June 18, 2026, the stockholders of the Company approved an amendment and restatement of the Company's Amended and Restated 2000 Long Term Incentive Plan (the "Plan"). The amendment and restatement of the Plan revised the terms and conditions of the Plan to, among other things, increase the shares available for grant under the Plan by 1,000,000 shares. As of June 30, 2026, there were 1,468,979 shares available for the grant of awards under the Plan, assuming maximum performance of performance-based awards.
Option Awards
A summary of the Company’s stock option activity and related information for the six months ended June 30, 2026 is as follows:

	Options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Options outstanding, January 1, 2026	827,000	$11.07
Exercises	(49,375)	5.96
Expirations	(8,500)	15.69
Options outstanding, June 30, 2026(1)	769,125	11.35	3.4	$194
Options exercisable, June 30, 2026	687,000	$11.86	2.8	$50
Total unrecognized stock option expense remaining (in thousands)	$184
Weighted-average years expected to be recognized over	1.4
(1) Includes a non-plan stock option award of 15,000 stock options granted in 2024.
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their exercisable, in-the-money stock options on June 30, 2026. The intrinsic value is calculated for each in-the-money stock option as the difference between the closing price of the Company’s common stock on June 30, 2026 and the exercise price.
Restricted Stock
A summary of the Company’s restricted stock activity and related information for the six months ended June 30, 2026 is as follows:

	Restricted Shares	Weighted- average grant date fair value
Non-vested restricted shares, January 1, 2026	885,925	$6.06
Grants	346,811	4.42
Vested	(486,977)	5.74
Forfeitures	(2,627)	7.11
Non-vested restricted shares, June 30, 2026	743,132	$5.50
Total unrecognized compensation expense remaining (in thousands)	$3,628
Weighted-average years expected to be recognized over	1.6
The total fair value of restricted stock that vested during the six months ended June 30, 2026 was $2.9 million.
Performance shares
Each performance award represents the right to receive up to 150% of the target number of shares of common stock. The number of shares of common stock earned will be determined at the end of the performance period, based on the attainment of

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(unaudited)
specified performance goals at the time of grant, as determined by the Compensation Committee of the Company’s board of directors (the “Board of Directors”). The shares are subject to the terms and conditions of the Company’s Plan.
A summary of the Company’s performance-based award activity and related information for the six months ended June 30, 2026 is as follows:

	Performance- based stock awards (1)	Weighted- average grant date fair value
Non-vested performance-based awards, January 1, 2026	730,797	$6.70
Grants	259,731	3.07
Forfeitures(2)	(187,280)	5.92
Non-vested performance-based awards, June 30, 2026	803,248	$5.70
Total unrecognized compensation expense remaining (in thousands)	$1,829
Weighted-average years expected to be recognized over	1.7
(1)Represents the target number of shares to be issued for each performance-based award.
(2)Includes the forfeiture of performance-based awards granted in 2023 as the performance metric was not attained.
The Company recorded stock compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Stock Compensation Expense Components	2026	2025	2026	2025
Equity based stock option expense	$41	$64	$84	$134
Restricted and performance-based stock awards expense	932	980	1,930	1,973
Stock compensation expense for equity based awards	973	1,044	2,014	2,107
Liability based stock option expense	(24)	—	(22)	(1)
Total Stock Compensation Expense	$949	$1,044	$1,992	$2,106
NOTE 8 —INCOME (LOSS) PER COMMON SHARE
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
The calculations of basic and diluted income (loss) per common share for the three and six months ended June 30, 2026 and 2025 are as follows:

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, except per share amounts)
Net income (loss) – Basic and Diluted	$19,609	$(39,699)	$14,837	$(43,900)
Weighted-average shares outstanding – Basic	21,993	21,686	21,906	21,639
Effect of dilutive securities:
Stock options and other stock awards	619	—	419	—
Weighted-average shares outstanding – Diluted	22,612	21,686	22,325	21,639
Basic income (loss) per common share	$0.89	$(1.83)	$0.68	$(2.03)
Diluted income (loss) per common share	$0.87	$(1.83)	$0.66	$(2.03)
Antidilutive Securities(1)	826	1,583	1,054	1,500
(1) Stock options and other stock awards that have been excluded from the denominator as their inclusion would have been anti-dilutive.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(unaudited)
NOTE 9— INCOME TAXES
Income tax provision of $8.1 million and $6.4 million for the three and six months ended June 30, 2026, respectively, represent taxes on both U.S. and foreign earnings at a combined effective income tax rate of 29.2% and 30.2%, respectively. The effective tax rate for the three months ended June 30, 2026 differs from the federal statutory income tax rate of 21.0% primarily due to the impact of non-deductible expenses. The effective tax rate for the six months ended June 30, 2026 differs from the federal statutory income tax rate of 21.0% primarily due to foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance.
Income tax benefit of $2.8 million and $2.9 million for the three and six months ended June 30, 2025, respectively, represent taxes on both U.S. and foreign earnings at a combined effective income tax benefit rate of 6.5% and 6.2%, respectively. The effective tax rate for the three and six months ended June 30, 2025 differs from the federal statutory income tax rate of 21.0% primarily due to a partial valuation allowance on U.S. deferred tax assets that are not more likely than not to be realized as a result of the goodwill impairment in the second quarter.
The Company has identified the following jurisdictions as “major” tax jurisdictions: U.S. Federal, California, New Jersey, New York and the United Kingdom.
The Company evaluates its tax positions on a quarterly basis and revises its estimates accordingly. There were no material changes to the Company’s uncertain tax positions, interest, or penalties during the three-month periods ended June 30, 2026 and June 30, 2025.
The One Big Beautiful Bill Act (“OBBBA”) was enacted on July 4, 2025 with various provisions impacting the Company, none of which are material to the 2026 financial statements.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Segment Performance Measures:	(in thousands)
Net sales:
U.S.	$128,167	$119,315	$258,874	$247,825
International	13,402	12,547	26,203	24,122
Total net sales	$141,569	$131,862	$285,077	$271,947
Gross Margin:
U.S.	$87,498	$46,769	$136,947	$93,333
International	5,741	4,070	10,461	8,143
Total gross margin	$93,239	$50,839	$147,408	$101,476
Income (loss) from operations
U.S.	$37,935	$(29,620)	$43,113	$(27,722)
International	(1,206)	(3,328)	(3,703)	(6,280)
Unallocated corporate expenses(1)	(5,104)	(4,259)	(10,015)	(2,106)
Income (loss) from operations	$31,625	$(37,207)	$29,395	$(36,108)
(1) Unallocated corporate expense for the six months ended June 30, 2025 included a net legal settlement gain of $6.4 million. Details see NOTE 11 — CONTINGENCIES.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Supplemental information for significant segment expenses:	(in thousands)
Cost of sales:
U.S.	$40,669	$72,546	$121,927	$154,492
International	7,661	8,477	15,742	15,979
Total cost of sales	$48,330	$81,023	$137,669	$170,471
Freight-out expenses:
U.S.	$2,998	$3,122	$6,553	$6,401
International	757	717	1,466	1,262
Total freight-out expenses	$3,755	$3,839	$8,019	$7,663
Warehouse expenses:
U.S.	$13,435	$10,448	$24,088	$21,960
International	2,905	3,027	5,571	5,761
Total warehouse expenses	$16,340	$13,475	$29,659	$27,721
Selling, general and administrative expenses:
U.S.	$31,161	$29,582	$59,370	$59,457
International	3,274	3,654	6,940	7,400
Unallocated corporate expenses	5,104	4,259	10,015	2,106
Total selling, general and administrative expenses	$39,539	$37,495	$76,325	$68,963
Goodwill impairment:
U.S.	$—	$33,237	$—	$33,237
Restructuring expenses:
U.S.	$1,969	$—	$3,823	$—
International	11	—	187	—
Total other expenses	$1,980	$—	$4,010	$—

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Depreciation and amortization:
U.S.	$5,030	$5,103	$9,974	$10,482
International	332	334	670	653
Total depreciation and amortization	$5,362	$5,437	$10,644	$11,135
Capital expenditures:
U.S.	$1,333	$1,121	$4,877	$2,688
International	—	52	299	58
Total capital expenditures	$1,333	$1,173	$5,176	$2,746

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(unaudited)

	June 30, 2026	December 31, 2025
	(in thousands)
Assets
U.S.	$537,972	$482,467
International	73,576	84,249
Unallocated corporate	5,451	5,839
Total Assets	$616,999	$572,555

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(unaudited)
NOTE 11 — CONTINGENCIES
Wallace EPA Matter
Wallace Silversmiths de Puerto Rico, Ltd. (“WSPR”), a wholly-owned subsidiary of the Company, operates a manufacturing facility in San Germán, Puerto Rico that is leased from the Puerto Rico Industrial Development Company (“PRIDCO”). In March 2008, the U.S. Environmental Protection Agency (the “EPA”) announced that the San Germán Ground Water Contamination site in Puerto Rico (the “Site”) had been added to the Superfund National Priorities List due to volatile organic compounds (“VOCs”) present in the local drinking water supply.
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
On December 11, 2015, the EPA issued the Record of Decision (“ROD”) for an initial operable unit (“OU-1”), electing to implement its preferred remedy, which consists of soil vapor extraction (“SVE”) and dual-phase extraction/in-situ treatment. This selected remedy includes SVE to address soil (vadose zone) source areas at the Site, impermeable cover as necessary for the implementation of SVE, dual phase extraction in the shallow saprolite zone, and in-situ treatment as needed to address residual sources. The EPA’s total net present worth estimated cost for its selected remedy is $7.3 million. In February 2017, the EPA indicated that it planned to expand its investigation to a second operable unit (“OU-2”) to determine the nature and extent of the groundwater damage at and from the Site and to determine the nature of the remedial action needed to address the damage. The EPA requested access to the property occupied by WSPR to install monitoring wells and to undertake groundwater sampling as part of this expanded investigation. WSPR consented to the EPA’s access request, provided that the EPA received PRIDCO’s consent as the property owner. The EPA has also issued notices of potential liability to a number of other entities that historically used VOCs at the site.
In December 2018, the Company, WSPR, and other identified potentially responsible parties affiliated with the Site entered into tolling agreements with the U.S. government to extend the statute of limitations for potential claims for the recovery of response costs for the initial operable unit under Section 107 of CERCLA. The tolling agreements have been extended multiple times and currently expires on November 10, 2026. The tolling agreements do not constitute in any way an admission or acknowledgment of any fact, conclusion of law, or liability by the parties to the agreements.
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(unaudited)
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
The Company reserved $5.6 million to cover probable and estimable liabilities with respect to the above remedial design and remedial action for OU-1. However, it is not possible at this time for the Company to estimate its share of its ultimate liability for the Site. In the event of one or more adverse determinations related to this matter, it is possible that the ultimate liability resulting from this matter and the impact on the Company’s results of operations could be material. As of June 30, 2026, the remaining probable and reasonably estimable liability related to the above remedial design and remedial action for OU-1 is $5.2 million.
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(unaudited)
NOTE 12 — OTHER
Cash dividends
Dividends declared in the six months ended June 30, 2026 were as follows:

Dividend per share	Date declared	Date of record	Payment date
$0.0425	3/9/2026	5/1/2026	5/15/2026
$0.0425	6/18/2026	7/31/2026	8/14/2026
During the six months ended June 30, 2026, the Company paid dividends of $2.0 million. This included payments made on February 13, 2026 and May 15, 2026 of $0.9 million and $0.9 million to stockholders of record on January 30, 2026 and May 1, 2026, and payments of $0.2 million for dividends payable upon the vesting of restricted shares.
In the three months ended June 30, 2026, the Company reduced retained earnings for the accrual of $1.0 million relating to the dividend payable on August 14, 2026.
On August 4, 2026, the Board declared a quarterly dividend of $0.0425 per share of common stock payable on November 13, 2026 to stockholders of record on October 30, 2026.
Stock repurchase program
On March 14, 2022, the Company announced that its Board of Directors authorized the repurchase of up to $20.0 million of the Company’s common stock, replacing the Company’s previously-authorized $10.0 million share repurchase program. The repurchase authorization permits the Company to effect repurchases from time to time through open market purchases and privately negotiated transactions. No shares were repurchased during the six months ended June 30, 2026. As of June 30, 2026, the remaining dollar amount available for repurchases under the Board of Directors’ authorized plan was $11.1 million.
Supplemental cash flow information

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$7,747	$8,922
Cash paid for taxes, net of refunds	455	2,980
Non-cash investing activities:
Leasehold improvements funded by tenant improvement allowances	5,138	—
Prepaid expenses and other current assets

	June 30, 2026	December 31, 2025
	(unaudited)
	(in thousands)
Tariff receivables	$36,567	$—
Other prepaid expenses and current assets	12,475	12,147
Total	$49,042	$12,147

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(unaudited)
Components of accumulated other comprehensive loss, net

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Accumulated translation adjustment:
Balance at beginning of period	$(17,633)	$(17,967)	$(17,698)	$(18,384)
Translation adjustment during period	133	195	198	612
Balance at end of period	$(17,500)	$(17,772)	$(17,500)	$(17,772)
Accumulated deferred gains (losses) on cash flow hedges:
Balance at beginning of period	$24	$118	$(44)	$247
Change in unrealized gains (losses)	—	(483)	—	(675)
Amounts reclassified from accumulated other comprehensive loss:
Settlement of cash flow hedge (1)	(24)	22	44	85
Net change in cash flow hedges, net of taxes of $0, $0, $0, $0	(24)	(461)	44	(590)
Balance at end of period	$—	$(343)	$—	$(343)
Accumulated effect of retirement benefit obligations:
Balance at beginning of period	$(297)	$(174)	$(303)	$(178)
Amounts reclassified from accumulated other comprehensive loss: (2)
Amortization of actuarial loss, net of taxes of $(2), $(2), $(4), $(3)	6	4	12	8
Balance at end of period	$(291)	$(170)	$(291)	$(170)
Total accumulated other comprehensive loss at end of period	$(17,791)	$(18,285)	$(17,791)	$(18,285)
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
•The impact of tariffs and trade policies, particularly with respect to China, including the risk of frequent changes, legal challenges, or reinstatement in modified form;
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
RECENT DEVELOPMENTS
Tariff and Supply Chain Considerations
Tariffs
The Company sources almost all of its products from third-party manufacturers outside the U.S., primarily in China. This geographic concentration in suppliers exposes the Company to risks associated with doing business globally, including risks relating to changes in U.S. tariff and trade policies. New or increased tariffs, quotas, embargoes, or other trade barriers could adversely impact our supply chain and cost structure. In 2025, the Company implemented several actions to mitigate the impact of the tariffs imposed by the U.S. administration. For example, the Company negotiated price increases to its U.S. customers which went into effect in the third quarter of 2025. The Company’s tariff mitigation strategy was intended to maintain the Company’s gross margin dollars and therefore, may result in a decline in gross margin percentage.
On February 20, 2026, the U.S. Supreme Court held that the U.S. administration’s imposition of tariffs pursuant to the International Emergency Economic Powers Act (“IEEPA”) was unlawful, striking down the 10% global baseline tariff, as well as the higher tariffs imposed on certain U.S. trading partners. The U.S. Supreme Court’s ruling did not affect all of the recently imposed tariffs, including those imposed following trade remedy investigations by the Department of Commerce or the U.S. Trade Representative. Nor did it prohibit the imposition of future tariffs through alternative trade authorities available to the U.S. administration. On February 20, 2026, shortly after the announced U.S. Supreme Court decision, the U.S. administration announced that it would be imposing a new 10% global tariff for a period of 150 days pursuant to a balance-of-payments provision in Section 122 of the Trade Act of 1974, to become effective February 24, 2026. The U.S. administration also initiated additional trade remedy investigations pursuant to Section 301 of the Trade Act of 1974, one affecting 60 trading partners with respect to the prohibition of forced labor and another affecting 16 trading partners with respect to excess manufacturing capacity. The administration further announced that it would be initiating additional investigations with respect to certain unidentified product sectors pursuant to Section 232 of the Trade Expansion Act of 1962. In April 2026, the CBP launched Phase One of the Consolidated Administration and Processing of Entries ("CAPE") program to process refunds and begin making refund payments to importers of record in May 2026. As of June 29, 2026, the CBP has launched Phase Two of the IEEPA refund claims process. The Company has submitted all refunds claims under Phase One and continues to actively engage with its custom brokers and outside legal counsel for refunds that fall under Phase 2. The total refund claims related to the IEEPA tariff totaled $41.7 million.

During the three months ended June 30, 2026, the Company concluded that $40.1 million of tariff refunds were probable of being recovered and recognized the refund as a reduction to cost of goods sold of $40.1 million in the condensed consolidated financial statements. As of June 30, 2026, the Company received $3.5 million and recorded $36.6 million of outstanding IEEPA tariffs receivables within prepaid and other current assets in the condensed consolidated balance sheet. Subsequent to the balance sheet date, the Company received an additional $32.9 million in tariff refunds.
Net sales for the second quarter of 2026 U.S. sales were favorably impacted by higher selling prices and improved sales volume driven by club warehouse programs. For the second quarter of 2026, U.S. gross margin improved due to the benefit of the tariff refund, higher selling prices, partially offset by product mix.
The temporary Section 122 tariffs expired on July 24, 2026, and are the subject of ongoing legal challenges after being initially invalidated at the Court of International Trade, adding further uncertainty to the tariff outlook. As the Section 122 tariffs were expiring, the U.S. administration announced completion of a Section 301 investigation into the prohibition and elimination of merchandise produced with forced labor, imposing additional tariffs of 10% or 12.5% on sixty trading partners, affecting the majority of U.S. imports. The tariffs became effective July 24, 2026, and litigation challenging those tariffs was filed later that same day.
The Company cannot predict what additional changes to trade policy will be made by the U.S. administration or Congress, including whether existing tariff policies will be maintained or modified, what products may be subject to such policies, or whether the entry into new bilateral or multilateral trade agreements will occur, nor can it predict the effects that any such changes would have on the Company's business, capital expenditures, and results of operations. The Company is actively monitoring the rapidly evolving tariff and global trade policies that become effective, as well as potential retaliatory actions by other countries.
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
Supply Chain
Escalating geopolitical conflicts in the Middle East, including shipping disruptions in the Strait of Hormuz, have led to increased volatility on global energy prices. Sustained increases in energy costs could materially increase the Company’s product and transportation costs, including through higher input costs and increased fuel prices, which typically lead to fuel surcharges and higher freight rates from third-party logistics providers. This could increase the Company’s distribution and inbound freight costs. The duration of the conflict and the potential for further escalation, including military actions, sanctions, or disruptions to key trade routes, could adversely affect the global macroeconomic environment, and in turn, negatively impact consumer spending and demand for the Company’s products. The Company continues to monitor these developments; however the extent and duration of their impact remain uncertain. If energy prices remain elevated or if macroeconomic conditions deteriorate, the Company’s results of operations and financial condition could be materially adversely affected.
Hagerstown Facility
In January 2025, the Company announced the relocation of the Company’s east coast distribution operations currently located in Robbinsville, NJ (the “Robbinsville Facility”) to Hagerstown, Maryland (the “Hagerstown Facility”). The Company commenced operations at the Hagerstown Facility in the second quarter of 2026. The initial ramp-up resulted in unplanned expenses and shipping delays. Management has taken corrective actions and beginning in August, shipments are back to normal. While the Company believes the disruption has been completely ameliorated, if shipping delays re-occur or other transition challenges arise, the Company's results of operations and financial condition could be materially adversely affected.
The new Hagerstown Facility requires capital expenditures for equipment and certain leasehold improvements that are estimated to be approximately $9.8 million, of which $3.2 million remains to be purchased as of June 30, 2026. The Company incurred capital expenditures related to this relocation of $4.3 million during the six months ended June 30, 2026 and $2.3 million during the year ended December 31, 2025.
The Company has incurred the following expenses related to the closure of the Robbinsville Facility and the start-up of the Hagerstown Facility:

•$1.2 million and $2.4 million for the three and six months ended June 30, 2026, respectively, related to employee severance. This expense has been recorded within restructuring expense in the condensed consolidated statement of operations.
•$2.2 million and $2.4 million for the three and six months ended June 30, 2026, respectively, related to exit and start-up costs which include relocation of inventory, recruiting and training expenses, set up costs and lease expenses for the nonoperational portion of the old and new facilities. These expenses have been recorded within distribution expense in the condensed consolidated statement of operations.
•For the remainder of 2026, the Company expects to incur remaining costs of approximately $0.6 million, in employee severance, $2.7 million in exit costs and $4.6 million in start-up costs.
Additionally, in connection with the relocation to the Hagerstown Facility, the Company has received tax abatement and incentives over the term of the lease from the State of Maryland and Washington County, Maryland totaling approximately $13.1 million. This included a conditional grant of $1.4 million toward project and equipment costs. The Company's total capital expenditures estimated above are net of this amount. The remaining incentives primarily relate to real property tax credits that will applied against real estate taxes payable over the lease term.
Project Concord
In January 2025, the Company launched Project Concord, management’s comprehensive plan to propel growth and streamline the cost structure of its International operations. The Company expects this plan to improve future results of its International segment through sales growth and the identified costs efficiencies. This project resulted in several reorganizations and restructuring of the international workforce which have primarily affected the structure of the International segment’s merchandising and sale workforce. The following actions were taken under this plan:
•On July 8, 2025, the Company announced a reorganization of its international workforce in connection with Project Concord. The restructuring expenses related to severance associated with the reorganization of $0.3 million was recorded in the third quarter of 2025.
•On March 26, 2026, the Company announced a second reorganization of its international workforce in connection with Project Concord. The restructuring expenses related to severance associated with the reorganization of $0.2 million was recorded in the six months ended June 30, 2026.
As of June 30, 2026, the Company expects that restructuring activities related to this project to be completed by the end of the fourth quarter of 2026 and expects to incur additional costs of $0.3 million related to employee severance.
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
RESULTS OF OPERATIONS
The following table sets forth statements of operations data of the Company as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	34.1	61.4	48.3	62.7
Gross margin	65.9	38.6	51.7	37.3
Distribution expenses	14.2	13.1	13.2	13.0
Selling, general and administrative expenses	28.0	28.5	26.8	25.4
Goodwill impairment	—	25.2	—	12.2
Restructuring expenses	1.4	—	1.4	—
Income (loss) from operations	22.3	(28.2)	10.3	(13.3)
Interest expense	(2.8)	(3.8)	(3.0)	(3.6)
Mark to market gain (loss) on interest rate derivatives	0.1	(0.2)	0.2	(0.3)
Income (loss) before income taxes	19.6	(32.2)	7.5	(17.2)
Income tax (provision) benefit	(5.7)	2.1	(2.3)	1.1
Net income (loss)	13.9%	(30.1)%	5.2%	(16.1)%

MANAGEMENT’S DISCUSSION AND ANALYSIS
THREE MONTHS ENDED JUNE 30, 2026 COMPARED TO THE THREE MONTHS ENDED
JUNE 30, 2025
Net Sales
Consolidated net sales for the three months ended June 30, 2026 were $141.6 million, representing an increase of $9.7 million, or 7.4%, as compared to net sales of $131.9 million for the corresponding period in 2025. In constant currency, a non-GAAP financial measure, which excludes the impact of foreign exchange fluctuations and was determined by applying 2026 average rates to 2025 local currency amounts, consolidated net sales increased by $9.5 million, or 7.2%, as compared to consolidated net sales in the corresponding period in 2025.
Net sales for the U.S. segment for the three months ended June 30, 2026 were $128.2 million, an increase of $8.9 million, or 7.5%, as compared to net sales of $119.3 million for the corresponding period in 2025. For the three months ended June 30, 2026, net sales were favorably impacted by higher selling prices, reflecting the implementation of price increases for the Company’s U.S. customers that went into effect during the third quarter of 2025.
Net sales for the U.S. segment’s Kitchenware product category were $85.4 million for the three months ended June 30, 2026, an increase of $2.9 million, or 3.5%, as compared to $82.5 million for the corresponding period in 2025. The increase was driven by an increase in sales for kitchen tools and kitchen measurement products. These increases were partially offset by a decrease in sales for cutlery and boards and bakeware products.
Net sales for the U.S. segment’s Tableware product category were $23.6 million for the three months ended June 30, 2026, an increase of $2.3 million, or 10.8%, as compared to $21.3 million for the corresponding period in 2025. The increase was primarily attributable to higher sales in the warehouse club channel for dinnerware.
Net sales for the U.S. segment’s Home Solutions product category were $19.2 million for the three months ended June 30, 2026, an increase of $3.7 million, or 23.9%, as compared to $15.5 million for the corresponding period in 2025. The increase was primarily attributable to higher sales for home décor products in the warehouse club and dollar channel.
Net sales for the International segment were $13.4 million for the three months ended June 30, 2026, an increase of $0.8 million, or 6.3%, as compared to net sales of $12.6 million for the corresponding period in 2025. In constant currency, a non-GAAP financial measure, which excludes the impact of foreign exchange fluctuations, net sales increased by $0.7 million, or 5.3%, as compared to consolidated net sales in the corresponding period in 2025. The increase was driven by higher selling prices in Asia-Pacific region, higher sales for retail customers in Australia and New Zealand, as well as higher sales in continental Europe. These increases were partially offset by lower sales in the U.K.
Gross margin
Gross margin for the three months ended June 30, 2026 was $93.2 million, or 65.9%, as compared to $50.8 million, or 38.6%, for the corresponding period in 2025.
Gross margin for the U.S. segment was $87.5 million, or 68.3%, for the three months ended June 30, 2026, as compared to $46.7 million, or 39.1%, for the corresponding period in 2025. The increase was driven by a benefit in the current period from tariff refunds of $40.1 million related to prior periods, higher selling prices, partially offset by product mix.
Gross margin for the International segment was $5.7 million, or 42.5%, for the three months ended June 30, 2026, as compared to $4.1 million, or 32.5%, for the corresponding period in 2025. The increase in gross margin percentage was driven by customer mix and higher selling prices for products sold in the Asia-Pacific region.
Distribution expenses
Distribution expenses for the three months ended June 30, 2026 were $20.1 million, as compared to $17.3 million for the corresponding period in 2025. Distribution expenses as a percentage of net sales were 14.2% for the three months ended June 30, 2026, as compared to 13.1% for the three months ended June 30, 2025.
Distribution expenses as a percentage of net sales for the U.S. segment were 12.8% and 11.4% for the three months ended June 30, 2026 and 2025, respectively. Distribution expense during the three months ended June 30, 2026 and 2025 included $2.2 million and $0.1 million for relocation and redesign costs related to the Company’s warehouses. As a percentage of sales shipped from the Company’s U.S. warehouses, excluding non-recurring expenses, distribution expenses were 11.9% and 11.0%

for the three months ended June 30, 2026 and 2025, respectively. The increase in expenses as a percentage of sales was attributable to an increase in employee expenses as a result of reduced labor management efficiencies, higher insurance expenses and facility supply expenses. The increase was partially offset by higher sales resulting in a favorable impact on fixed expenses, and lower freight-out expenses due to customer mix.
Distribution expenses as a percentage of net sales for the International segment were 27.3% for the three months ended June 30, 2026, compared to 29.8% for the corresponding period in 2025. As a percentage of sales shipped from the Company’s international warehouses distribution expenses were 24.2% and 26.8% for the three months ended June 30, 2026 and 2025, respectively. The decrease in expenses as a percentage of sales was attributable to higher sales resulting in a favorable impact of fixed expenses.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended June 30, 2026 were $39.5 million, an increase of $2.0 million, or 5.3%, as compared to $37.5 million for the corresponding period in 2025.
Selling, general and administrative expenses for the U.S. segment were $31.2 million for the three months ended June 30, 2026, as compared to $29.5 million for the corresponding period in 2025. As a percentage of net sales, selling, general and administrative expenses were 24.3% and 24.7% for the three months ended June 30, 2026 and 2025, respectively. The increase in selling, general and administrative expenses was attributable to higher incentive compensation, partially offset by a decrease in the provision for doubtful accounts in the current period. The decrease in selling, general and administrative expenses as a percentage of net sales, was also attributable to the impact of fixed costs on higher sales volume.
Selling, general and administrative expenses for the International segment were $3.3 million for the three months ended June 30, 2026, as compared to $3.7 million for the corresponding period in 2025. As a percentage of net sales, selling, general and administrative expenses were 24.6% and 29.4% for the three months ended June 30, 2026 and 2025, respectively. The decrease in selling, general and administrative expenses was attributable to lower employee expenses and sales commissions. The decrease in selling, general and administrative expenses as a percentage of net sales, was attributable to the impact of fixed costs on higher sales volume.
Unallocated corporate expenses for the three months ended June 30, 2026 was $5.1 million, as compared to expenses of $4.3 million for the corresponding period in 2025. The increase compared to the prior period was attributable to an increase in professional fees and legal expenses, and higher incentive compensation in the current period.
Restructuring expense
Restructuring expenses for the three months ended June 30, 2026 were $2.0 million, which consist of employee severance expenses related to the east coast distribution facility relocation of $1.2 million, and restructuring expenses with the closure of certain manufacturing operations of $0.8 million. See NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.
Goodwill impairment
During the second quarter of 2025, the Company’s qualitative assessment of goodwill indicated triggering events had occurred in its U.S. reporting unit. The Company performed an interim impairment test of the goodwill in the U.S. reporting unit, that resulted in a $33.2 million non-cash goodwill impairment charge.
Interest expense
Interest expense was $4.1 million and $5.1 million for the three months ended June 30, 2026 and 2025, respectively. The decrease in expense was a result of lower average outstanding borrowings in the current period, and lower interest rates on outstanding borrowings.
Mark to market gain (loss) on interest rate derivatives
Mark to market gain on interest rate derivatives was $0.2 million for the three months ended June 30, 2026, as compared to mark to market loss of $0.2 million for the three months ended June 30, 2025. The gain (loss) recognized for the three months ended June 30, 2026 and 2025, respectively, was attributable to the change in the fair value due to the change in the projected interest rate environment. The mark to market amount represents the change in fair value on the Company’s interest rate derivatives that have not been designated as hedging instruments. These derivatives were entered into for purposes of locking-in a fixed interest rate on a portion of the Company’s variable interest rate debt. As of June 30, 2026, the intent of the Company is to hold these derivative contracts until their maturity.
Income taxes
Income tax provision of $8.1 million and income tax benefit of $2.8 million for the three months ended June 30, 2026 and 2025, respectively, represent taxes on both U.S. and foreign earnings at a combined effective income tax rate of 29.2% and benefit rate of 6.5%, respectively. The effective tax rate for the three months ended June 30, 2026 differs from the federal statutory income tax rate of 21.0% primarily due to the impact of non-deductible expenses. The effective tax rate for the three months ended June 30, 2025 differs from the federal statutory income tax rate of 21.0% primarily due to a partial valuation allowance on U.S. deferred tax assets that are not more likely than not to be realized as a result of the goodwill impairment in the second quarter.
MANAGEMENT’S DISCUSSION AND ANALYSIS
SIX MONTHS ENDED JUNE 30, 2026 COMPARED TO THE SIX MONTHS ENDED
JUNE 30, 2025
Net Sales
Consolidated net sales for the six months ended June 30, 2026 were $285.1 million, an increase of $13.2 million, or 4.9%, as compared to net sales of $271.9 million for the corresponding period in 2025. In constant currency, a non-GAAP financial measure, which excludes the impact of foreign exchange fluctuations and was determined by applying 2026 average rates to 2025 local currency amounts, consolidated net sales increased by $12.0 million, or 4.4%, as compared to consolidated net sales in the corresponding period in 2025.
Net sales for the U.S. segment for the six months ended June 30, 2026 were $258.9 million, an increase of $11.1 million, or 4.5%, as compared to net sales of $247.8 million for the corresponding period in 2025. For the six months ended June 30, 2026, net sales were favorably impacted by higher selling prices, reflecting the implementation of price increases for the Company's U.S. customers that became effective during the third quarter of 2025.
Net sales for the U.S. segment’s Kitchenware product category were $163.9 million for the six months ended June 30, 2026, an increase of $1.9 million, or 1.2%, as compared to $162.0 million for the corresponding period in 2025. The increase was driven by higher sales for kitchen tools and kitchen measurement products, partially offset by lower sales for cutlery and boards, bakeware products and specialty kitchenware products.
Net sales for the U.S. segment’s Tableware product category were $49.5 million for the six months ended June 30, 2026, an increase of $0.6 million, or 1.2%, as compared to $48.9 million for the corresponding period in 2025. The increase was driven by warehouse club programs for flatware and dinnerware, partially offset by lower sales for dinnerware in the dollar channel.
Net sales for the U.S. segment’s Home Solutions product category were $45.5 million for the six months ended June 30, 2026, an increase of $8.6 million, or 23.3%, as compared to $36.9 million for the corresponding period in 2025. The increase was primarily attributable to higher sales for home décor products in the warehouse club and dollar channel.
Net sales for the International segment were $26.2 million for the six months ended June 30, 2026, an increase of $2.1 million, or 8.7%, as compared to net sales of $24.1 million for the corresponding period in 2025. In constant currency, a non-GAAP financial measure, which excludes the impact of foreign exchange fluctuations, net sales increased by $1.0 million, or 3.9%, as compared to consolidated net sales in the corresponding period in 2025. The increase was driven by higher selling prices in Asia-Pacific region, higher sales for retail customers in Australia and New Zealand, as well as higher sales in continental Europe. These increases were partially offset by lower sales in the U.K.
Gross margin
Gross margin for the six months ended June 30, 2026 was $147.4 million, or 51.7%, as compared to $101.5 million, or 37.3%, for the corresponding period in 2025.
Gross margin for the U.S. segment was $136.9 million, or 52.9%, for the six months ended June 30, 2026, as compared to $93.4 million, or 37.7%, for the corresponding period in 2025. The increase was driven by a benefit in the current period from tariff refunds of $40.1 million related to prior periods, higher selling prices, partially offset by product mix.

Gross margin for the International segment was $10.5 million, or 40.1%, for the six months ended June 30, 2026, as compared to $8.1 million, or 33.6%, for the corresponding period in 2025. The increase in gross margin percentage was driven by customer mix and higher selling prices for products sold in the Asia-Pacific region.
Distribution expenses
Distribution expenses for the six months ended June 30, 2026 were $37.7 million, as compared to $35.4 million for the corresponding period in 2025. Distribution expenses as a percentage of net sales were 13.2% for the six months ended June 30, 2026, as compared to 13.0% for the six months ended June 30, 2025.
Distribution expenses as a percentage of net sales for the U.S. segment were 11.8% and 11.4% for the six months ended June 30, 2026 and 2025, respectively. Distribution expenses during the six months ended June 30, 2026 and 2025 included $2.4 million and $0.1 million, respectively, for relocation and redesign costs related to the Company's warehouses. As a percentage of sales shipped from the Company’s U.S. warehouses, excluding non-recurring expenses, distribution expenses were 11.4% and 11.5% for the six months ended June 30, 2026 and 2025, respectively. The decrease in expenses as a percentage of sales was attributable to lower volume due to sales mix resulting in a decrease of employee expenses, partially offset by higher insurance expenses.
Distribution expenses as a percentage of net sales for the International segment were 26.9% for the six months ended June 30, 2026, compared to 29.1% for the corresponding period in 2025. As a percentage of sales shipped from the Company’s international warehouses, distribution expenses were 23.7% and 25.9% for the six months ended June 30, 2026 and 2025, respectively. The decrease in expenses as a percentage of sales was primarily attributed to lower warehouse expenses, higher sales resulting in a favorable impact of fixed expenses, partially offset by an increase in freight-out expenses due to volume increase and customer mix.
Selling, general and administrative expenses
Selling, general and administrative expenses for the six months ended June 30, 2026 were $76.3 million, an increase of $7.3 million, or 10.6%, as compared to $69.0 million for the corresponding period in 2025.
Selling, general and administrative expenses for the U.S. segment were $59.4 million for the six months ended June 30, 2026, as compared to $59.5 million for the corresponding period in 2025. As a percentage of net sales, selling, general and administrative expenses were 22.9% and 24.0% for the six months ended June 30, 2026 and 2025, respectively. Selling, general and administrative expenses remained flat year-over-year, as decreases in employee expenses and provision for doubtful accounts in the current period were fully offset by higher incentive compensation. The decrease in selling, general and administrative expenses as a percentage of net sales, was attributable to the impact of fixed costs on higher sales volume.
Selling, general and administrative expenses for the International segment were $6.9 million for the six months ended June 30, 2026, as compared to $7.4 million for the corresponding period in 2025. As a percentage of net sales, selling, general and administrative expenses were 26.3% and 30.7% for the six months ended June 30, 2026 and 2025, respectively. The decrease was primarily attributable to lower employee expenses, sales commissions and advertising expenses, partially offset by unfavorable foreign currency exchange impacts.
Unallocated corporate expenses for the six months ended June 30, 2026 were $10.0 million, as compared to expenses of $2.1 million for the corresponding period in 2025. The increase in expenses was driven by the recognition of a net legal settlement gain of $6.4 million in the prior period, an increase in professional fees and legal expenses, and higher incentive compensation in the current period.
Goodwill impairment
During the second quarter of 2025, the Company’s qualitative assessment of goodwill indicated triggering events had occurred in its U.S. reporting unit. The Company performed an interim impairment test of the goodwill in the U.S. reporting unit as of June 30, 2025, that resulted in a $33.2 million non-cash goodwill impairment charge.
Restructuring expense
Restructuring expenses were $4.0 million for the six months ended June 30, 2026, which consist of restructuring expenses related to the east coast distribution facility relocation of $2.4 million, restructuring expenses with the closure of certain manufacturing operations of $1.4 million, and Project Concord severance expense of $0.2 million. See NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.

Interest expense
Interest expense was $8.6 million and $10.0 million for the six months ended June 30, 2026 and 2025, respectively. The decrease in expense was a result of lower average outstanding borrowings in the current period.
Mark to market gain (loss) on interest rate derivatives
Mark to market gain on interest rate derivatives was $0.5 million for the six months ended June 30, 2026, as compared to mark to market loss of $0.7 million for the six months ended June 30, 2025. The decrease was attributable to the change in the fair value based on the increase in interest rates. The mark to market amount represents the change in fair value on the Company’s interest rate derivatives that have not been designated as hedging instruments. These derivatives were entered into for purposes of locking-in a fixed interest rate on a portion of the Company’s variable interest rate debt. As of June 30, 2026, the intent of the Company is to hold these derivative contracts until their maturity.
Income taxes
Income tax provision of $6.4 million and income tax benefit of $2.9 million for the six months ended June 30, 2026 and 2025, respectively, represent taxes on both U.S. and foreign earnings at a combined effective income tax provision rate of 30.2% and benefit rate of 6.2%, respectively. The effective tax rate for the six months ended June 30, 2026 differs from the federal statutory income tax rate of 21.0% primarily due to foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance. The effective tax rate for the six months ended June 30, 2025 differs from the federal statutory income tax rate of 21.0% primarily due to a partial valuation allowance on U.S. deferred tax assets that are not more likely than not to be realized as a result of the goodwill impairment in the second quarter.
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
At June 30, 2026, the Company had cash and cash equivalents of $5.5 million, compared to $4.3 million at December 31, 2025. Working capital was $195.9 million at June 30, 2026, compared to $242.6 million at December 31, 2025. Liquidity as of June 30, 2026 was $150.6 million, consisting of $5.5 million of cash and cash equivalents, $128.3 million of availability under the ABL Agreement, and $16.8 million of available funding under the Receivables Purchase Agreement.
Inventory, a large component of the Company’s working capital, is expected to fluctuate from period to period, with inventory levels higher primarily in the June through October time period. The Company also expects inventory turnover to fluctuate from period to period based on product and customer mix. Certain product categories have lower inventory turnover rates as a result of minimum order quantities from the Company’s vendors or customer replenishment needs. Certain other product categories experience higher inventory turns due to lower minimum order quantities or trending sale demands. For the three months ended June 30, 2026, inventory turnover was 1.0 times, or 365 days, as compared to 1.5 times, or 241 days, for the three months ended June 30, 2025. Inventory turns improved primarily due to the recognition of tariff refunds related to prior periods.
The Company believes that availability under the revolving credit facility, cash on hand and cash flows from operations are sufficient to fund the Company’s operations for the next twelve months. However, if circumstances were to adversely change, the Company may seek alternative sources of liquidity including debt and/or equity financing. However, there can be no assurance that any such alternative sources would be available or sufficient.
The Company is in active negotiations with potential lenders to refinance its current revolving credit facility and Term Loan. The Company cannot provide assurance that it will successfully complete a refinancing on favorable terms, or at all.
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
On November 14, 2023, the Company entered into Amendment No. 2 to amend the Loan Agreement, dated as of March 2, 2018, among the Company, as Borrower, the other loan parties from time to time party thereto, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (as amended, the “Term Loan” and together with the ABL Agreement, the “Debt Agreements”). The Term Loan had an initial principal amount of $150.0 million, and matures on August 26, 2027.
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
As of June 30, 2026 and December 31, 2025, the total availability under the ABL Agreement were as follows (in thousands):

	June 30, 2026	December 31, 2025
Maximum aggregate principal allowed	$179,936	$185,588
Outstanding borrowings under the ABL Agreement(1)	(37,906)	(54,105)
Standby letters of credit	(13,766)	(11,564)
Total availability under the ABL Agreement	$128,264	$119,919
(1) At June 30, 2026, the outstanding principal under the ABL Agreement is classified as current in the condensed consolidated balance sheet as the springing maturity of the ABL Agreement falls due in the next 12 months.

Availability under the ABL Agreement is limited to the lesser of the $200.0 million commitment thereunder and the borrowing base and therefore depends on the valuation of certain current assets comprising the borrowing base. The borrowing capacity under the ABL Agreement will depend, in part, on eligible levels of accounts receivable and inventory that fluctuate regularly. Due to the seasonality of the Company’s business, the Company may have greater borrowing availability during the third and fourth quarters of each year. Consequently, the $200.0 million commitment thereunder may not represent actual borrowing capacity. The Company’s borrowing capacity may be further limited by the Term Loan financial covenant of 5.00 to 1.00 maximum Total Net Leverage Ratio. As of June 30, 2026, the availability under the ABL Agreement was $128.3 million.

The current and non-current portions of the Company’s Term Loan included in the condensed consolidated balance sheets were as follows (in thousands):

	June 30, 2026	December 31, 2025
Current portion of Term Loan:
Term Loan payment	$—	$7,500
Estimated unamortized debt issuance costs	—	(2,478)
Total Current portion of Term Loan	$—	$5,022

Non-current portion of Term Loan:
Term Loan, net of current portion	$113,125	$127,500
Estimated unamortized debt issuance costs	(2,793)	(1,573)
Total Non-current portion of Term Loan	$110,332	$125,927
During the three months ended June 30, 2026, the Company made a voluntary prepayment under the Term Loan of $20.0 million. The prepayment was applied to reduce the outstanding principal and satisfied remaining quarterly payments due under the loan. Subsequent to June 30, 2026, the Company made a second voluntary prepayment of $20.0 million.
As of June 30, 2026, the Company estimates that no Excess Cash Flow payment will be due for 2026. For the year ended December 31, 2025, there was no Excess Cash Flow payment due for 2025.
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
Borrowings under the revolving credit facility bear interest, at the Company’s option, at one of the following rates: (i) an alternate base rate, defined, for any day, as the greater of the prime rate, a federal funds and overnight bank funding based rate plus 0.5% or one-month Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus 1.0% as of a specified date in advance of the determination, but in each case not less than 1.0%, plus a margin of 0.25% to 0.50%, or (ii) Adjusted Term SOFR, which is the Term SOFR Rate for the selected 1, 3 or 6 month interest period plus 0.10% (or Euro Interbank Offered Rate “EURIBOR” for borrowings denominated in Euro; or Sterling Overnight Index Average “SONIA” for borrowings denominated in Pounds Sterling), but in each case not less than zero, plus a margin of 1.25% to 1.50%. The respective margins are based upon average quarterly availability, as defined in and computed pursuant to the ABL Agreement. In addition, the Company pays a commitment fee of 0.20% to 0.25% per annum based on the average daily unused portion of the aggregate commitment under the ABL Agreement. The interest rate on outstanding borrowings under the ABL Agreement at June 30, 2026 was between 5.10% and 7.13%. The Company paid a commitment fee of 0.25% on the unused portion of the ABL Agreement during the six months ended June 30, 2026.
The Term Loan bears interest, at the Company’s option, at one of the following rates: (i) alternate base rate, defined, for any day, as the greater of (x) the prime rate, (y) a federal funds and overnight bank funding based rate plus 0.5% or (z) one-month Adjusted Term SOFR, but not less than 1.0%, plus 1.0%, plus a margin of 4.5% or (ii) Adjusted Term SOFR (Term SOFR plus the Term SOFR Adjustment) for the applicable interest period, but not less than 1.0%, plus a margin of 5.5%. The interest rate on outstanding borrowings under the Term Loan at June 30, 2026 was 9.27%.

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
The Company was in compliance with the covenants of the Debt Agreements at June 30, 2026.
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
The Company’s adjusted EBITDA (including pro forma adjustments), for the trailing twelve months ended June 30, 2026 was $92.0 million.
Capital expenditures for the six months ended June 30, 2026 were $5.2 million.
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

The following is a reconciliation of the net (loss) income, as reported, to Adjusted EBITDA, for each of the last four quarters and the 12 months ended June 30, 2026:

	Quarter Ended				Twelve Months Ended June 30, 2026
	September 30, 2025	December 31, 2025	March 31, 2026	June 30, 2026
	(in thousands)
Net (loss) income as reported	$(1,189)	$18,152	$(4,772)	$19,609	$31,800
Income tax provision (benefit)	2,861	(3,220)	(1,676)	8,104	6,069
Interest expense	5,013	5,048	4,512	4,122	18,695
Depreciation and amortization	5,398	5,315	5,282	5,362	21,357
Gain on disposition of fixed assets	(94)	—	—	—	(94)
Mark to market loss (gain) on interest rate derivatives	8	(1)	(294)	(210)	(497)
Stock compensation expense	994	201	1,043	949	3,187
Severance expense	—	241	—	—	241
Acquisition-related diligence expenses	49	1,799	1,104	972	3,924
Restructuring expenses	304	24	2,030	1,980	4,338
Warehouse relocation and redesign expenses(1)	76	48	159	2,242	2,525
Pro forma adjustments(2)					500
Adjusted EBITDA(3)	$13,420	$27,607	$7,388	$43,130	$92,045
(1) For the twelve months ended June 30, 2026, warehouse relocation and redesign expenses were related to the U.S. segment.
(2) Pro forma adjustments represent operating expense reductions projected by the Company as a result of actions taken through June 30, 2026 or expected to be taken within 18 months of June 30, 2026, net of the benefits realized during the twelve months ended June 30, 2026. These actions include cost savings for the International segment related to Project Concord.
(3) Adjusted EBITDA is a non-GAAP financial measure that is defined in the Company’s debt agreements. Adjusted EBITDA is defined as net (loss) income, adjusted to exclude income tax provision (benefit), interest expense, depreciation and amortization, gain on disposition of fixed assets, mark to market loss (gain) on interest rate derivatives, stock compensation expense, and other items detailed in the table above that are consistent with exclusions permitted by the Company’s debt agreements.
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
The Company did not sell receivables to HSBC during the three and six months ended June 30, 2026 and June 30, 2025. At June 30, 2026, $16.8 million of accounts receivable were available for sale to HSBC, net of applicable charges.
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
In March 2024 and October 2024, the Company entered into interest rate swap agreements, each with an aggregate notional value of $25.0 million and expiring in August 2027. These non-designated interest rate swaps serve as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. The Company’s total outstanding notional value of interest rate swaps was $50.0 million at June 30, 2026.
Foreign Exchange Contracts
To reduce the impact of changes in foreign currency exchange rates on its results, from time to time the Company is a party to certain foreign exchange contracts, primarily to offset the earnings impact related to fluctuations in foreign currency exchange rates associated with inventory purchases. The Company designates these contracts for accounting purposes as cash flow hedges. The Company purchases foreign currency forward contracts with terms of less than 18 months. The aggregate gross notional value of foreign exchange contracts at June 30, 2026 was zero.
Operating activities
Net cash provided by operating activities was $46.0 million for the six months ended June 30, 2026, as compared to net cash provided by operating activities of $26.1 million for the six months ended June 30, 2025. The increase from 2026 compared to 2025 was attributable to higher operating results, the timing of payments for accounts payable and accrued expenses, and a lower investment in inventory. This was partially offset by the timing of accounts receivable collections and the changes in the Company's prepaid expenses and other current assets in the current period.
Investing activities
Net cash used in investing activities was $5.2 million and $2.7 million for the six months ended June 30, 2026 and 2025, respectively. The increase in investment activities was driven by purchases of equipment for the Hagerstown Facility.
Financing activities
Net cash used in financing activities was $39.6 million for the six months ended June 30, 2026, as compared to net cash used in financing activities of $14.4 million for the six months ended June 30, 2025. The change was attributable to higher repayments of the term loan and higher net repayments of the revolving credit facility in the 2026 period.
Stock repurchase program
On March 14, 2022, the Company announced that its Board of Directors authorized the repurchase of up to $20.0 million of the Company’s common stock, replacing the Company’s previously-authorized $10.0 million share repurchase program. The repurchase authorization permits the Company to effect repurchases from time to time through open market purchases and privately negotiated transactions. No shares were repurchased during the six months ended June 30, 2026. As of June 30, 2026, the remaining dollar amount available for repurchases under the Board of Directors’ authorized plan was $11.1 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the 2025 Annual Report on Form 10-K.
Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2026, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, readers should carefully consider the factors discussed in Part I, Item 1A—Risk Factors in the 2025 Annual Report on Form 10-K, and in the Company’s other filings with the SEC, which could materially affect the Company’s business, financial condition, cash flows or future results. There have been no material changes from the risk factors previously disclosed in Part I, Item 1A—Risk Factors in the 2025 Annual Report on Form 10-K.
Item 5. Other Information
Rule 10b5-1 Trading Plans
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2026.

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

Lifetime Brands, Inc.

/s/ Robert B. Kay	August 6, 2026
Robert B. Kay
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Laurence Winoker	August 6, 2026
Laurence Winoker
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)