Form 10-Q
period 2026-09-30
LIFETIME BRANDS, INC
filed 2026-11-05
CIK 874396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding as of October 31, 2026 was 22,984,460.

LIFETIME BRANDS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2026

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2026	December 31, 2025
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,934	$4,267
Accounts receivable, less allowances of $10,730 at September 30, 2026 and $11,970 at December 31, 2025	154,381	161,861
Inventory	214,588	194,046
Prepaid expenses and other current assets	13,480	12,147
Income taxes receivable	—	1,572
TOTAL CURRENT ASSETS	388,383	373,893
PROPERTY AND EQUIPMENT, net	25,999	15,441
OPERATING LEASE RIGHT-OF-USE ASSETS	92,024	48,506
INTANGIBLE ASSETS, net	120,021	132,922
OTHER ASSETS	3,424	1,793
TOTAL ASSETS	$629,851	$572,555
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturity of term loan	$—	$5,022
Accounts payable	63,716	45,844
Accrued expenses	78,378	64,294
Income taxes payable	3,173	—
Current portion of operating lease liabilities	13,414	16,143
TOTAL CURRENT LIABILITIES	158,681	131,303
OTHER LONG-TERM LIABILITIES	13,409	14,261
INCOME TAXES PAYABLE, LONG-TERM	686	686
OPERATING LEASE LIABILITIES	94,088	42,442
DEFERRED INCOME TAXES	1,560	1,554
REVOLVING CREDIT FACILITY	89,858	54,105
TERM LOAN	58,351	125,927
STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value, shares authorized: 100 shares of Series A and 2,000,000 shares of Series B; none issued and outstanding	—	—
Common stock, $0.01 par value, shares authorized: 50,000,000 at September 30, 2026 and December 31, 2025; shares issued and outstanding: 22,984,460 at September 30, 2026 and 22,654,207 at December 31, 2025	230	227
Paid-in capital	286,472	283,449
Accumulated deficit	(55,736)	(63,354)
Accumulated other comprehensive loss	(17,748)	(18,045)
TOTAL STOCKHOLDERS’ EQUITY	213,218	202,277
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$629,851	$572,555
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	$177,676	$171,912	$462,753	$443,859
Cost of sales	112,757	111,488	250,426	281,959
Gross margin	64,919	60,424	212,327	161,900
Distribution expenses	26,107	17,939	63,785	53,323
Selling, general and administrative expenses	38,192	35,488	114,517	104,451
Goodwill impairment	—	—	—	33,237
Restructuring expenses	640	304	4,650	304
(Loss) income from operations	(20)	6,693	29,375	(29,415)
Interest expense, net	(2,111)	(5,013)	(10,745)	(14,982)
Mark to market (loss) gain on interest rate derivatives	(39)	(8)	465	(755)
Loss on extinguishment of debt	(2,456)	—	(2,456)	—
(Loss) income before income taxes	(4,626)	1,672	16,639	(45,152)
Income tax benefit (provision)	431	(2,861)	(5,997)	63
NET (LOSS) INCOME	$(4,195)	$(1,189)	$10,642	$(45,089)
BASIC (LOSS) INCOME PER COMMON SHARE	$(0.19)	$(0.05)	$0.48	$(2.08)
DILUTED (LOSS) INCOME PER COMMON SHARE	$(0.19)	$(0.05)	$0.47	$(2.08)
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net (loss) income	$(4,195)	$(1,189)	$10,642	$(45,089)
Other comprehensive income, net of taxes:
Net change in translation adjustment	37	(81)	235	531
Net change in cash flow hedges	—	141	44	(449)
Effect of retirement benefit obligations	6	5	18	13
Other comprehensive income, net of taxes	43	65	297	95
Comprehensive (loss) income	$(4,152)	$(1,124)	$10,939	$(44,994)
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common stock		Paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2025	22,654	$227	$283,449	$(63,354)	$(18,045)	$202,277
Net loss	—	—	—	(4,772)	—	(4,772)
Other comprehensive income, net of taxes	—	—	—	—	139	139
Net issuance of restricted shares granted to employees	259	3	(3)	—	—	—
Stock compensation expense	—	—	1,041	—	—	1,041
Shares effectively repurchased for required employee withholding taxes	(58)	(1)	(182)	—	—	(183)
Dividends (1)	—	—	—	(1,006)	—	(1,006)
BALANCE AT MARCH 31, 2026	22,855	$229	$284,305	$(69,132)	$(17,906)	$197,496
Net income	—	—	—	19,609	—	19,609
Other comprehensive income, net of taxes	—	—	—	—	115	115
Net issuance of restricted shares granted to employees and directors	85	1	(1)	—	—	—
Stock compensation expense	—	—	973	—	—	973
Net exercise of stock options	49	—	294	—	—	294
Dividends (1)	—	—	—	(1,010)	—	(1,010)
BALANCE AT JUNE 30, 2026	22,989	$230	$285,571	$(50,533)	$(17,791)	$217,477
Net loss	—	—	—	(4,195)	—	(4,195)
Other comprehensive income, net of taxes	—	—	—	—	43	43
Net issuance of restricted shares granted to employees	(5)	—	—	—	—	—
Stock compensation expense	—	—	901	—	—	901
Dividends (1)	—	—	—	(1,008)	—	(1,008)
BALANCE AT SEPTEMBER 30, 2026	22,984	$230	$286,472	$(55,736)	$(17,748)	$213,218

	Common stock		Paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
	Shares	Amount
BALANCE AT DECEMBER 31, 2024	22,156	$222	$280,566	$(32,550)	$(18,315)	$229,923
Net loss	—	—	—	(4,201)	—	(4,201)
Other comprehensive income, net of taxes	—	—	—	—	292	292
Net issuance of restricted shares granted to employees	338	3	(3)	—	—	—
Stock compensation expense	—	—	1,063	—	—	1,063
Shares effectively repurchased for required employee withholding taxes	(80)	(1)	(415)	—	—	(416)
Dividends (1)	—	—	—	(985)	—	(985)
BALANCE AT MARCH 31, 2025	22,414	$224	$281,211	$(37,736)	$(18,023)	$225,676
Net loss	—	—	—	(39,699)	—	(39,699)
Other comprehensive loss, net of taxes	—	—	—	—	(262)	(262)
Net issuance of restricted shares granted to employees and directors	243	3	(3)	—	—	—
Stock compensation expense	—	—	1,044	—	—	1,044
Dividends (1)	—	—	—	(991)	—	(991)
BALANCE AT JUNE 30, 2025	22,657	$227	$282,252	$(78,426)	$(18,285)	$185,768
Net loss	—	—	—	(1,189)	—	(1,189)
Other comprehensive income, net of taxes	—	—	—	—	65	65
Stock compensation expense	—	—	996	—	—	996
Dividends (1)	—	—	—	(995)	—	(995)
BALANCE AT SEPTEMBER 30, 2025	22,657	$227	$283,248	$(80,610)	$(18,220)	$184,645
(1) Cash dividends declared per share of common stock were $0.1275 and $0.1275 in the nine months ended September 30, 2026 and 2025, respectively.
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
OPERATING ACTIVITIES
Net income (loss)	$10,642	$(45,089)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,235	16,533
Goodwill impairment	—	33,237
Non-cash restructuring charges	296	—
Amortization of financing costs	1,828	2,077
Gain on disposition of fixed assets	—	(94)
Mark to market (gain) loss on interest rate derivatives	(465)	755
Operating leases, net	(658)	(1,734)
Provision for doubtful accounts	71	1,129
Stock compensation expense	2,893	3,100
Loss on extinguishment of debt	2,456	—
Changes in operating assets and liabilities
Accounts receivable	7,261	29,010
Inventory	(20,911)	(15,912)
Prepaid expenses, other current assets and other assets	753	(224)
Accounts payable, accrued expenses and other liabilities	31,645	(15,843)
Income taxes receivable	1,572	(2,215)
Income taxes payable	3,179	(860)
NET CASH PROVIDED BY OPERATING ACTIVITIES	56,797	3,870
INVESTING ACTIVITIES
Purchases of property and equipment	(8,670)	(3,221)
Net proceeds from sale of property	—	94
NET CASH USED IN INVESTING ACTIVITIES	(8,670)	(3,127)
FINANCING ACTIVITIES
Proceeds from revolving credit facility	269,389	236,941
Repayments of revolving credit facility	(233,287)	(219,726)
Proceeds from term loan	60,000	—
Repayments of term loan	(135,000)	(5,625)
Payment of financing costs	(4,653)	—
Payments for finance lease obligations	(36)	(33)
Payments of tax withholding for stock based compensation	(183)	(416)
Proceeds from the exercise of stock options	294	—
Cash dividends paid	(2,936)	(2,858)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(46,412)	8,283
Effect of foreign exchange on cash	(48)	170
INCREASE IN CASH AND CASH EQUIVALENTS	1,667	9,196
Cash and cash equivalents at beginning of period	4,267	2,929
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,934	$12,125
See accompanying notes to unaudited condensed consolidated financial statements.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
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
Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.
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
Changes in laws and regulations
On February 20, 2026, the U.S. Supreme Court held that the U.S. administration’s imposition of tariffs pursuant to the International Emergency Economic Powers Act (“IEEPA”) was unlawful. The U.S. Customs and Border Protection ("CBP") has launched Phases One, Two, and Three of the Consolidated Administration and Processing of Entries ("CAPE") IEEPA refunds claims process. During the three months ended June 30, 2026, the Company concluded that $40.1 million of tariff refunds were probable of being recovered and recognized the refund as a reduction to cost of goods sold in the condensed consolidated financial statements. Awarded interest related to tariff refunds is recognized in the period in which it is realized. As of September 30, 2026, the Company received $37.3 million and the remaining $2.8 million of outstanding IEEPA tariff receivables is recorded within prepaid and other current assets in the condensed consolidated balance sheet. For the three and nine months ended September 30, 2026, the Company received and recognized $1.4 million of interest related to the IEEPA refunds.
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
September 30, 2026
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
Receivable purchase agreement
The Company has an uncommitted Receivables Purchase Agreement with HSBC Bank USA, National Association (“HSBC”) as Purchaser (the “Receivables Purchase Agreement”). The sale of accounts receivable, under the Receivables Purchase Agreement with HSBC, is excluded from the Company’s unaudited condensed consolidated balance sheets at the time of sale and the related sale expense is included in selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations. The Company did not sell receivables to HSBC during the three and nine months ended September 30, 2026 and September 30, 2025.
At September 30, 2026, $21.0 million of accounts receivable were available for sale to HSBC, net of applicable charges.
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
The components of inventory were as follows (in thousands):

	September 30, 2026	December 31, 2025
Finished goods	$206,810	$185,157
Work in process	25	20
Raw materials	7,753	8,869
Total	$214,588	$194,046

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
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
Goodwill, intangible assets and long-lived assets
The Company had no recorded goodwill as of September 30, 2026 and December 31, 2025.
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
September 30, 2026
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
The Company recorded restructuring expenses for the three and nine months ended September 30, 2026 related to the following activities:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2026	2026
	(in thousands)
U.S. segment
Distribution facility relocation	$488	$2,868
Manufacturing operations	—	1,443
Total U.S. segment	488	4,311

International segment
Project Concord	152	339
Total restructuring expenses	$640	$4,650
Distribution Facility Relocation
In January 2025, the Company announced the relocation of the Company’s East Coast distribution operations currently located in Robbinsville, NJ (the “Robbinsville Facility”) to Hagerstown, Maryland (the “Hagerstown Facility”). As a result of the relocation the Company will exit the Robbinsville Facility. During the three and nine months ended September 30, 2026, the Company incurred $0.5 million and $2.9 million, respectively, related to employee severance expenses. The Company expects to complete the exit of the Robbinsville Facility by the fourth quarter of 2026 and expects additional exit costs of approximately $0.1 million related to employee severance and $1.9 million for other related costs.
Manufacturing Operations - Sterling Flatware & Mexico Operations
In March 2026, the Company approved a plan to close its manufacturing operations of its sterling flatware products. During the nine months ended September 30, 2026, the Company incurred $0.1 million of employee severance expenses and $0.6 million of other costs which consisted of an inventory provision on remaining raw materials inventory. The Company had completed the actions under this closure as of the prior period. No additional expense was incurred during the three months ended September 30, 2026.
In June 2026, the Company approved a plan to close its manufacturing operations in Mexico. During the nine months ended September 30, 2026, the Company incurred $0.3 million of employee severance expenses and $0.4 million of other costs which consisted of an inventory provision on remaining raw materials inventory and write-off of fixed assets that will be disposed. No expense was incurred during the three months ended September 30, 2026.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(unaudited)
Project Concord
The Company's International segment incurred severance expenses associated with the reorganization of the International segment's workforce. The reorganization is related to Project Concord and primarily affects the structure of the International segment's merchandising and sales workforce. During the three and nine months ended September 30, 2026, the Company incurred $0.2 million and $0.3 million, respectively, of employee severance expenses. As of September 30, 2026, the Company expects that restructuring activities related to this project to be completed by the end of the fourth quarter of 2026 and expects to incur additional costs of $0.3 million related to employee severance.

As of September 30, 2026, accrued restructuring liability was $1.6 million, which was related to distribution facility relocation expenses. The accrued restructuring is expected to be paid by the end of 2026.
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
NOTE 2 —REVENUE
The Company sells products wholesale, to retailers and distributors, and retail, directly to consumers. Wholesale sales and retail sales are recognized at the point in time the customer obtains control of the products in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products. To indicate the transfer of control, the Company must have a present right to payment, legal title must have passed to the customer, the customer must have the significant risks and rewards of ownership, and where acceptance is not a formality, the customer must have accepted the product or service. The Company’s principal terms of sale are Free On Board (“FOB”) Shipping Point, or equivalent, and, as such, the Company primarily transfers control and records revenue for product sales upon shipment. Sales arrangements with delivery terms that are not FOB Shipping Point are not recognized upon shipment and the transfer of control for revenue recognition is evaluated based on the associated shipping terms and customer obligations. Shipping and handling fees that are billed to customers in sales transactions are included in net sales and amounted to $1.0 million and $2.3 million, respectively, for the three and nine months ended September 30, 2026 and $1.1 million and $2.5 million, respectively, for the three and nine months ended September 30, 2025. Net sales exclude taxes that are collected from customers and remitted to the taxing authorities.
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
September 30, 2026
(unaudited)
within selling, general and administrative expenses in the unaudited condensed consolidated statements of operations. Incidental items that are immaterial in the context of the contract are expensed as incurred.
The following tables present the Company’s net sales disaggregated by segment, product category and geographic region for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
U.S. segment
Kitchenware	$89,892	$98,558	$253,740	$260,628
Tableware	41,488	31,634	91,000	80,534
Home Solutions	29,913	27,929	75,427	64,784
Total U.S. segment	161,293	158,121	420,167	405,946

International segment	16,383	13,791	42,586	37,913
Total net sales	$177,676	$171,912	$462,753	$443,859

United States	$150,537	$151,041	$397,573	$390,292
United Kingdom	9,027	8,763	24,015	22,950
Rest of World	18,112	12,108	41,165	30,617
Total net sales	$177,676	$171,912	$462,753	$443,859
NOTE 3 — LEASES
The Company has operating leases for corporate offices, distribution facilities, a manufacturing plant, and certain vehicles.
The components of lease expense for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease expenses(1):
Fixed lease expense	$6,309	$4,326	$16,274	$12,902
Variable lease expense	1,586	1,600	5,130	5,165
Total	$7,895	$5,926	$21,404	$18,067
(1) Expenses are recorded within distribution expenses and selling, general and administrative expenses on the unaudited condensed consolidated statement of operations.
Supplemental cash flow information for lease related liabilities and assets for the nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$16,932	$14,636

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$54,885	$754
During the nine months ended September 30, 2026, the right-of-use assets obtained include the right-of-use asset for the Hagerstown Facility lease, which commenced on April 30, 2026. The lease included a tenant improvement allowance of $5.1 million.
The aggregate future lease payments for operating leases as of September 30, 2026 were as follows (in thousands):

Operating
2026 (excluding the nine months ended September 30, 2026)	$5,768
2027	20,296
2028	18,415
2029	13,960
2030	13,131
2031	11,469
Thereafter	97,389
Total lease payments	180,428
Less: Interest	(72,926)
Present value of lease payments	$107,502
Average lease terms and discount rates were as follows:

September 30, 2026
Operating leases:
Weighted-average remaining lease term (years)	10.2
Weighted-average discount rate	9.1%
NOTE 4 — INTANGIBLE ASSETS
Intangible assets consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026			December 31, 2025
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Goodwill(1)	$—	$—	$—	$—	$—	$—
Finite-lived intangible assets:
Licenses	15,847	(13,210)	2,637	15,847	(13,021)	2,826
Trade names	104,583	(40,325)	64,258	104,617	(35,376)	69,241
Customer relationships	143,158	(90,722)	52,436	143,159	(83,347)	59,812
Other	5,889	(5,199)	690	5,894	(4,851)	1,043
Total	$269,477	$(149,456)	$120,021	$269,517	$(136,595)	$132,922
(1) The net value at September 30, 2026 and December 31, 2025 reflect a reduction of $113.0 million impairment charges within U.S. segment and $11.9 million impairment charges within International segment.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
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
NOTE 5 — DEBT
ABL Agreement
On August 17, 2026, the Company entered into Amendment No. 3 (the “Amendment”) to the Company’s Credit Agreement, dated as of March 2, 2018 (as amended, the “ABL Agreement”) among the Company, as borrower, the other borrowers and loan parties from time to time party thereto, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent for the Non-EEA Agented Borrowers and J.P. Morgan SE, as Administrative Agent for the EEA Agented Borrower. The ABL Agreement provides for an asset-based revolving credit facility in the maximum aggregate principal amount of $200.0 million, consisting of $160.0 million of U.S. tranche commitments, $35.0 million of U.K. tranche commitments and $5.0 million of Dutch tranche commitments, and a maturity date of August 17, 2031.
The ABL Agreement is subject to an earlier springing maturity date of May 18, 2031, 91 days prior to the Term Loan maturity date of August 17, 2031, if the Company’s Term Loan has not been repaid or refinanced, with a minimum maturity, by such date. The maximum borrowing amount under the ABL Agreement may be increased to up to $300.0 million if certain conditions are met.
Term Loan
On August 17, 2026, the Company entered into a Credit Agreement (the “Term Loan Agreement” and together with the ABL Agreement, the “Debt Agreements”) with other borrowers and loan parties from time to time party thereto, the lenders from time to time party thereto and PLC Agent LLC, as Administrative Agent, providing for a term loan (the “Term Loan”), in an aggregate principal amount of $60.0 million. The Term Loan matures on August 17, 2031. Under the Term Loan Agreement, the Company has the right to obtain additional commitments to increase the total Term Loan if certain conditions are met. The total commitment under the Term Loan, if and as so increased, may not exceed $100.0 million.
The Term Loan Agreement requires the Company to make quarterly payments of principal, each equal to 1.25% of the aggregate principal amount of the Term Loan, commencing on October 1, 2027, with the remaining balance payable on the maturity date.
The proceeds of the Term Loan were used to repay indebtedness outstanding under the Company's previous term loan agreement, dated as of March 2, 2018 (as amended), to pay transaction costs, and for general corporate purposes.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(unaudited)
Borrowing Availability and Term Loan Summary
As of September 30, 2026 and December 31, 2025, the total availability under the ABL Agreement was as follows (in thousands):

	September 30, 2026	December 31, 2025
Maximum aggregate principal allowed	$200,000	$185,588
Outstanding borrowings under the ABL Agreement	(89,858)	(54,105)
Standby letters of credit	(13,764)	(11,564)
Total availability under the ABL Agreement	$96,378	$119,919
Availability under the ABL Agreement is limited to the lesser of the $200.0 million commitment thereunder and the borrowing base and therefore depends on the valuation of certain current assets comprising the borrowing base. The borrowing capacity under the ABL Agreement depends, in part, on eligible levels of accounts receivable and inventory that fluctuate regularly as well as any required reserves for the Term Loan. Due to the seasonality of the Company’s business, the Company may have greater borrowing availability during the third and fourth quarters of each year. Consequently, the $200.0 million commitment under the ABL Agreement may not represent actual borrowing capacity.
The current and non-current portions of the Company’s Term Loan, or, for December 31, 2025, its prior term loan included in the condensed consolidated balance sheets were as follows (in thousands):

	September 30, 2026	December 31, 2025
Current portion of Term Loan:
Term Loan payment	$—	$7,500
Estimated unamortized debt issuance costs	—	(2,478)
Total Current portion of Term Loan	$—	$5,022

Non-current portion of Term Loan:
Term Loan, net of current portion	$60,000	$127,500
Estimated unamortized debt issuance costs	(1,649)	(1,573)
Total Non-current portion of Term Loan	$58,351	$125,927
In connection with its debt refinancing activities, the Company incurred $1.7 million of debt issuance costs for the Term Loan, which are presented as a direct reduction of the debt carrying value and amortized using the effective interest method. Concurrently, the Company incurred $3.0 million in fees related to the ABL Agreement, which were capitalized as deferred charges and are being amortized straight-line over the facility's term. Additionally, the Company recognized a $2.5 million loss on extinguishment of debt associated with the write-off of unamortized debt issuance costs from the previous term loan that was repaid.
Interest Rates
Borrowings under the revolving credit facility bear interest based upon the currency and type of borrowing at one of the followings rates, as applicable: (i) an Alternate Base Rate (as defined in the ABL Agreement), plus a margin ranging from 0.5% to 1.0% (ii) the Adjusted Term SOFR Rate or Adjusted EURIBO Rate (each as defined in the ABL Agreement), as applicable, plus a margin of 1.50% to 2.00% or (iii) the applicable Adjusted Daily Simple RFR or Overnight Swingline Rate (each as defined in the ABL Agreement), plus a margin ranging from 1.50% to 2.00%. The respective margins are based upon average quarterly availability, as defined in and computed pursuant to the ABL Agreement. Pursuant to the Amendment, from the effective date of the Amendment through the last day of the Company’s fiscal quarter ending on or about September 30, 2026, the applicable margins are fixed at 0.75% for alternate base rate loans and 1.75% for term benchmark, RFR and overnight swingline rate loans. In addition, the Company pays a commitment fee of 0.25% per annum based on the average daily unused portion of the aggregate commitment under the ABL Agreement. The interest rate on outstanding borrowings under the ABL Agreement at September 30, 2026 was between 5.48% and 7.75%.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(unaudited)
The Term Loan bears interest at Term SOFR, plus a margin of 6.75% to 7.25%. Under limited circumstances, borrowings bear interest at a base rate, plus an applicable margin ranging from 7.75% to 8.25%. The respective margins are based upon the Company's average quarterly availability under the ABL Agreement as a percentage of the ABL commitment. The interest rate on outstanding borrowings under the Term Loan at September 30, 2026 was 10.76%.
Covenants
The Company's payment obligations under its Debt Agreements are guaranteed by its U.S. subsidiaries and, in the case of the ABL Agreement only, certain foreign secured obligations are guaranteed by certain of its foreign subsidiaries. The Secured Obligations under the Debt Agreements are secured by security interests in substantially all assets of the Company and its U.S. subsidiaries and, in the case of the ABL Agreement only, the foreign secured obligations thereunder are secured by security interests in substantially all assets of certain of its foreign subsidiaries. The relative priority of the security interests is governed by an ABL/Term Loan Intercreditor Agreement between the administrative agents for the ABL Agreement and Term Loan. In addition, the Debt Agreements provide for customary restrictions and events of default. Restrictions include limitations on additional indebtedness, liens, acquisitions, investments and payment of dividends.
Under the Term Loan Agreement, the Company is required to maintain a minimum Adjusted EBITDA, less a specified adjustment, of $30.0 million, measured as of the end of each month for the trailing twelve-month period. Further, the Debt Agreements provide that during any period (a) commencing on the last day of the most recently ended four consecutive fiscal quarters on or prior to the date availability under the ABL Agreement is less than the greater of $12.5 million and 10% of the Line Cap (calculated without giving effect to the Term Loan Push-Down Reserve, if any) at any time and (b) ending on the day after such availability has exceeded the greater of $12.5 million and 10% of Line Cap (calculated without giving effect to the Term Loan Push-Down Reserve, if any) for 45 consecutive days, the Company is required to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 as of the last day of any period of four consecutive fiscal quarters.
The Company was in compliance with the covenants of the Debt Agreements at September 30, 2026.
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(unaudited)
In March 2024 and October 2024, the Company entered into interest rate swap agreements, each with an aggregate notional value of $25.0 million, which were terminated in the third quarter of 2026. In September 2026, the Company entered into an interest rate swap agreement, with an aggregate notional value of $15.0 million and expiring in August 2031. These non-designated interest rate swaps serve as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. The Company’s total outstanding notional value of interest rate swaps was $15.0 million at September 30, 2026.
Foreign Exchange Contracts
To reduce the impact of changes in foreign currency exchange rates on its results, from time to time the Company is a party to certain foreign exchange contracts, primarily to offset the earnings impact related to fluctuations in foreign currency exchange rates associated with inventory purchases. The Company designates these contracts for accounting purposes as cash flow hedges. The Company purchases foreign currency forward contracts with terms of less than 18 months. The aggregate gross notional value of foreign exchange contracts at September 30, 2026 was zero.

Derivatives not designated as hedging instruments	Balance Sheet Location	September 30, 2026	December 31, 2025
Interest rate swaps	Other assets	$37	$—
	Other long-term liabilities	—	428
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
The amounts of gains and losses, realized and unrealized, related to the Company’s derivative financial instruments designated as hedging instruments are recognized in other comprehensive income, net of taxes, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives designated as hedging instruments	2026	2025	2026	2025
Foreign exchange contracts	$—	$141	$44	$(449)
Realized gains and losses on foreign exchange contracts that are reported in other comprehensive income are reclassified into cost of sales as the underlying inventory purchased is sold.
During the three and nine months ended September 30, 2026, the Company reclassified less than $0.1 million of cash flow hedges in accumulated other comprehensive losses to earnings, related to foreign exchange contracts recognized in cost of sales.
During the three and nine months ended September 30, 2025, the Company reclassified less than $0.1 million and $0.1 million, respectively, of cash flow hedges in accumulated other comprehensive losses to earnings, related to foreign exchange contracts recognized in cost of sales.
Interest and mark to market (loss) gain related to the Company’s derivative financial instruments not designated as hedging instruments that were recognized in earnings are as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments	Location of gain (loss)	2026	2025	2026	2025
Interest rate swaps	Mark to market (loss) gain on interest rate derivatives	$(39)	$(8)	$465	$(755)
	Interest income (expense)	10	65	(27)	298
		$(29)	$57	$438	$(457)

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(unaudited)
NOTE 7 — STOCK COMPENSATION
On June 18, 2026, the stockholders of the Company approved an amendment and restatement of the Company's Amended and Restated 2000 Long Term Incentive Plan (the "Plan"). The amendment and restatement of the Plan revised the terms and conditions of the Plan to, among other things, increase the shares available for grant under the Plan by 1,000,000 shares. As of September 30, 2026, there were 1,481,230 shares available for the grant of awards under the Plan, assuming maximum performance of performance-based awards.
Option Awards
A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2026 is as follows:

	Options	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Options outstanding, January 1, 2026	827,000	$11.07
Exercises	(49,375)	5.96
Expirations	(8,500)	15.69
Options outstanding, September 30, 2026(1)	769,125	11.35	3.1	$199
Options exercisable, September 30, 2026	687,000	$11.86	2.6	$51
Total unrecognized stock option expense remaining (in thousands)	$156
Weighted-average years expected to be recognized over	1.3
(1) Includes a non-plan stock option award of 15,000 stock options granted in 2024.
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their exercisable, in-the-money stock options on September 30, 2026. The intrinsic value is calculated for each in-the-money stock option as the difference between the closing price of the Company’s common stock on September 30, 2026 and the exercise price.
Restricted Stock
A summary of the Company’s restricted stock activity and related information for the nine months ended September 30, 2026 is as follows:

	Restricted Shares	Weighted- average grant date fair value
Non-vested restricted shares, January 1, 2026	885,925	$6.06
Grants	346,811	4.42
Vested	(486,977)	5.74
Forfeitures	(7,003)	5.99
Non-vested restricted shares, September 30, 2026	738,756	$5.51
Total unrecognized compensation expense remaining (in thousands)	$3,074
Weighted-average years expected to be recognized over	1.4
The total fair value of restricted stock that vested during the nine months ended September 30, 2026 was $2.9 million.
Performance shares
Each performance award represents the right to receive up to 150% of the target number of shares of common stock. The number of shares of common stock earned will be determined at the end of the performance period, based on the attainment of

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(unaudited)
specified performance goals at the time of grant, as determined by the Compensation Committee of the Company’s board of directors (the “Board of Directors”). The shares are subject to the terms and conditions of the Company’s Plan.
A summary of the Company’s performance-based award activity and related information for the nine months ended September 30, 2026 is as follows:

	Performance- based stock awards (1)	Weighted- average grant date fair value
Non-vested performance-based awards, January 1, 2026	730,797	$6.70
Grants	259,731	3.07
Forfeitures(2)	(192,530)	5.92
Non-vested performance-based awards, September 30, 2026	797,998	$5.70
Total unrecognized compensation expense remaining (in thousands)	$1,458
Weighted-average years expected to be recognized over	1.6
(1)Represents the target number of shares to be issued for each performance-based award.
(2)Includes the forfeiture of performance-based awards granted in 2023 as the performance metric was not attained.
The Company recorded stock compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Stock Compensation Expense Components	2026	2025	2026	2025
Equity based stock option expense	$28	$50	$112	$184
Restricted and performance-based stock awards expense	873	946	2,803	2,919
Stock compensation expense for equity based awards	901	996	2,915	3,103
Liability based stock option expense	—	(2)	(22)	(3)
Total Stock Compensation Expense	$901	$994	$2,893	$3,100

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(unaudited)
NOTE 8 —(LOSS) INCOME PER COMMON SHARE
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
The calculations of basic and diluted (loss) income per common share for the three and nine months ended September 30, 2026 and 2025 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, except per share amounts)
Net (loss) income – Basic and Diluted	$(4,195)	$(1,189)	$10,642	$(45,089)
Weighted-average shares outstanding – Basic	22,246	21,768	22,021	21,683
Effect of dilutive securities:
Stock options and other stock awards	—	—	460	—
Weighted-average shares outstanding – Diluted	22,246	21,768	22,481	21,683
Basic (loss) income per common share	$(0.19)	$(0.05)	$0.48	$(2.08)
Diluted (loss) income per common share	$(0.19)	$(0.05)	$0.47	$(2.08)
Antidilutive Securities(1)	1,674	1,713	931	1,571
(1) Stock options and other stock awards that have been excluded from the denominator as their inclusion would have been anti-dilutive.
NOTE 9— INCOME TAXES
Income tax benefit of $0.4 million and income tax provision of $6.0 million for the three and nine months ended September 30, 2026, respectively, represent taxes on both U.S. and foreign earnings at a combined effective benefit tax rate of 9.3% and provision tax rate of 36.0%, respectively. The effective tax rate for the three months and nine months ended September 30, 2026 differs from the federal statutory income tax rate of 21.0% primarily due to foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance.
Income tax provision of $2.9 million and income tax benefit of $0.1 million for the three and nine months ended September 30, 2025, respectively, represent taxes on both U.S. and foreign earnings at a combined effective provision tax rate of 171.1% and benefit tax rate of 0.1%, respectively. The effective tax rate for the three months ended September 30, 2025 differs from the federal statutory income tax rate of 21.0% primarily due to the impact of non-deductible expenses, foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance and a partial valuation allowance on U.S. deferred tax assets that are not more likely than not to be realized as a result of the goodwill impairment in the second quarter. The effective tax rate for the nine months ended September 30, 2025, differs from the federal statutory income tax rate of 21.0% primarily due to a partial valuation allowance on U.S. deferred tax assets that are not more likely than not to be realized as a result of the goodwill impairment in the second quarter.
The Company has identified the following jurisdictions as “major” tax jurisdictions: U.S. Federal, California, New Jersey, New York and the United Kingdom.
The Company evaluates its tax positions on a quarterly basis and revises its estimates accordingly. There were no material changes to the Company’s uncertain tax positions, interest, or penalties during the three-month periods ended September 30, 2026 and September 30, 2025.
The One Big Beautiful Bill Act (“OBBBA”) was enacted on July 4, 2025 with various provisions impacting the Company, none of which are material to the 2026 financial statements.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Segment Performance Measures:	(in thousands)
Net sales:
U.S.	$161,293	$158,121	$420,167	$405,946
International	16,383	13,791	42,586	37,913
Total net sales	$177,676	$171,912	$462,753	$443,859
Gross Margin:
U.S.	$59,357	$55,560	$196,304	$148,893
International	5,562	4,864	16,023	13,007
Total gross margin	$64,919	$60,424	$212,327	$161,900
(Loss) income from operations
U.S.	$6,091	$12,941	$49,204	$(14,781)
International	(1,725)	(2,561)	(5,428)	(8,841)
Unallocated corporate expenses(1)	(4,386)	(3,687)	(14,401)	(5,793)
(Loss) income from operations	$(20)	$6,693	$29,375	$(29,415)
(1) Unallocated corporate expense for the nine months ended September 30, 2025 included a net legal settlement gain of $6.4 million. Details see NOTE 11 — CONTINGENCIES.

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Supplemental information for significant segment expenses:	(in thousands)
Cost of sales:
U.S.	$101,936	$102,561	$223,863	$257,053
International	10,821	8,927	26,563	24,906
Total cost of sales	$112,757	$111,488	$250,426	$281,959
Freight-out expenses:
U.S.	$4,061	$3,624	$10,614	$10,025
International	598	651	2,064	1,913
Total freight-out expenses	$4,659	$4,275	$12,678	$11,938
Warehouse expenses:
U.S.	$18,574	$10,583	$42,662	$32,543
International	2,874	3,081	8,445	8,842
Total warehouse expenses	$21,448	$13,664	$51,107	$41,385
Selling, general and administrative expenses:
U.S.	$30,143	$28,412	$89,513	$87,869
International	3,663	3,389	10,603	10,789
Unallocated corporate expenses	4,386	3,687	14,401	5,793
Total selling, general and administrative expenses	$38,192	$35,488	$114,517	$104,451
Goodwill impairment:
U.S.	$—	$—	$—	$33,237
Restructuring expenses:
U.S.	$488	$—	$4,311	$—
International	152	304	339	304
Total other expenses	$640	$304	$4,650	$304

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Depreciation and amortization:
U.S.	$5,259	$5,063	$15,233	$15,545
International	332	335	1,002	988
Total depreciation and amortization	$5,591	$5,398	$16,235	$16,533
Capital expenditures:
U.S.	$3,492	$440	$8,369	$3,128
International	2	35	301	93
Total capital expenditures	$3,494	$475	$8,670	$3,221

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(unaudited)

	September 30, 2026	December 31, 2025
	(in thousands)
Assets
U.S.	$552,765	$482,467
International	71,152	84,249
Unallocated corporate	5,934	5,839
Total Assets	$629,851	$572,555

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
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
In May 2008, WSPR received from the EPA a Notice of Potential Liability and Request for Information pursuant to 42 U.S.C. Sections 9607(a) and 9604(e) of the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). In July 2011, WSPR received a letter from the EPA requesting access to the property that it leases from PRIDCO to conduct an environmental investigation, and the Company granted such access. In February 2013, the EPA requested access to conduct a further environmental investigation at the property. PRIDCO agreed to such access and the Company consented. The EPA conducted a further investigation during 2013 and, in April 2015, notified the Company and PRIDCO that the results from vapor intrusion sampling may warrant the implementation of measures to mitigate potential exposure to sub-slab soil gas. The Company reviewed the information provided by the EPA and requested that PRIDCO, as the property owner, fund and implement a solution acceptable to the EPA. In order to protect the health of its employees and continue its business operations, WSPR has implemented corrective action measures to respond to vapor intrusion, such as sealing the floors of the building and conducting periodic air monitoring to address potential exposure.
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
In August 2021, WSPR received a Notice of Liability for the Site from the Department of Justice on behalf of the EPA, and in September 2021, WSPR responded with a good faith offer to conduct additional testing and remedial design work for OU-1. WSPR entered into a Consent Decree for Remedial Design and Remedial Action at Operable Unit One of the San German Groundwater Contamination Site (“Decree”). On July 26, 2023, the U.S. Government filed a complaint in United States District Court for the District of Puerto Rico for the purpose of seeking judicial approval of the Decree. As required by applicable regulations, the U.S. Government simultaneously lodged the Decree for public comment. No comments were received during the public comment period. On September 6, 2023, at the conclusion of the public comment period, the U.S. Government filed a Motion to Enter the Decree, and the court entered the Decree on December 14, 2023, thereby effectuating the Decree. On January 10, 2024, the EPA issued a notice to proceed with the OU-1 remedial work. The Company thereafter commenced remedial work on OU-1 in accordance with the Decree. WSPR submitted the final draft Remedial Design Work Plan,

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(unaudited)
Supplemental Pre-Design Investigation Work Plan, and Pilot Study Work Plan to the EPA on May 30, 2025, and its contractor mobilized to the Site in August 2026 to begin remediation.
The Company reserved $5.6 million to cover probable and estimable liabilities with respect to the above remedial design and remedial action for OU-1. However, it is not possible at this time for the Company to estimate its share of its ultimate liability for the Site. In the event of one or more adverse determinations related to this matter, it is possible that the ultimate liability resulting from this matter and the impact on the Company’s results of operations could be material. As of September 30, 2026, the remaining probable and reasonably estimable liability related to the above remedial design and remedial action for OU-1 is $5.2 million.
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

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(unaudited)
NOTE 12 — OTHER
Cash dividends
Dividends declared in the nine months ended September 30, 2026 were as follows:

Dividend per share	Date declared	Date of record	Payment date
$0.0425	3/9/2026	5/1/2026	5/15/2026
$0.0425	6/18/2026	7/31/2026	8/14/2026
$0.0425	8/4/2026	10/30/2026	11/13/2026
During the nine months ended September 30, 2026, the Company paid dividends of $2.9 million. This included payments made on February 13, 2026, May 15, 2026 and August 14, 2026 of $0.9 million, $0.9 million and $0.9 million to stockholders of record on January 30, 2026, May 1, 2026, and July 31, 2026, respectively, and payments of $0.2 million for dividends payable upon the vesting of restricted shares.
In the three months ended September 30, 2026, the Company reduced retained earnings for the accrual of $1.0 million relating to the dividend payable on August 14, 2026.
On November 3, 2026, the Board declared a quarterly dividend of 0.0425 per share of common stock payable on February 12, 2027 to stockholders of record on January 29, 2027.
Stock repurchase program
On November 3, 2026 (the “Effective Date”), the Company's Board authorized an increase to the Company’s previously-authorized share repurchase program (the “Repurchase Program”) such that the amount of the Company’s common stock, $0.01 par value per share (the “Common Stock”), available for repurchase as of the Effective Date is $20.0 million (exclusive of fees and commissions).
Under the Repurchase Program, Lifetime Brands may repurchase its Common Stock through a variety of methods, including open market purchases, which may or may not be pursuant to Rule 10b5-1 trading plans, privately negotiated transactions, block trades accelerated share repurchase, tender offers, or any combination of such methods. The timing and amount of shares of Common Stock that may be repurchased under the Repurchase Plan will depend on a variety of factors including, but not limited to, the share price, market conditions, corporate considerations, business opportunities, debt agreements, and regulatory requirements. The Repurchase Program does not have an expiration date and may be amended or terminated by the Board at any time without prior notice. Prior to the Effective Date, there was approximately $11.1 million available for repurchase under the Repurchase Program. No shares were repurchased during the nine months ended September 30, 2026.
Supplemental cash flow information

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$10,357	$13,089
Cash paid for taxes, net of refunds	1,246	3,012
Non-cash investing activities:
Leasehold improvements funded by tenant improvement allowances	5,138	—

LIFETIME BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(unaudited)
Interest expense, net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Interest expense	$(3,571)	$(5,013)	$(12,264)	$(14,982)
Interest income(1)	1,460	—	1,519	—
Total interest expense, net	$(2,111)	$(5,013)	$(10,745)	$(14,982)
(1) For the three and nine months ended September 30, 2026, includes $1.4 million related to the interest received on the IEEPA tariff refunds.
Components of accumulated other comprehensive loss, net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Accumulated translation adjustment:
Balance at beginning of period	$(17,500)	$(17,772)	$(17,698)	$(18,384)
Translation adjustment during period	37	(81)	235	531
Balance at end of period	$(17,463)	$(17,853)	$(17,463)	$(17,853)
Accumulated deferred gains (losses) on cash flow hedges:
Balance at beginning of period	$—	$(343)	$(44)	$247
Change in unrealized gains (losses)	—	113	—	(562)
Amounts reclassified from accumulated other comprehensive loss:
Settlement of cash flow hedge (1)	—	28	44	113
Net change in cash flow hedges, net of taxes of $0, $0, $0, $0	—	141	44	(449)
Balance at end of period	$—	$(202)	$—	$(202)
Accumulated effect of retirement benefit obligations:
Balance at beginning of period	$(291)	$(170)	$(303)	$(178)
Amounts reclassified from accumulated other comprehensive loss: (2)
Amortization of actuarial loss, net of taxes of $(2), $(1), $(6), $(4)	6	5	18	13
Balance at end of period	$(285)	$(165)	$(285)	$(165)
Total accumulated other comprehensive loss at end of period	$(17,748)	$(18,220)	$(17,748)	$(18,220)
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
The Company markets several product lines within each of its product categories and under most of the Company’s brands, primarily targeting moderate price points through virtually every major level of trade. The Company believes it possesses certain competitive advantages based on its brands, its emphasis on innovation and new product development, and its sourcing capabilities. The Company owns or licenses a number of leading brands in its industry, including Farberware®, KitchenAid® Mikasa®, Taylor®, Pfaltzgraff®, Built NY®, S’well®, Fred® & Friends, KitchenCraft®, Rabbit®, Kamenstein®, and Dolly®. Historically, the Company’s sales growth has come from expanding product offerings within its product categories, by developing existing brands, acquiring new brands (including complementary brands in markets outside the United States), and establishing new product categories. Key factors in the Company’s growth strategy have been the selective use and management of the Company’s brands and the Company’s ability to provide a stream of new products and designs. A significant element of this strategy is the Company’s in-house design and development teams that create new products, packaging and merchandising concepts.
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
On February 20, 2026, the U.S. Supreme Court invalidated the IEEPA tariff though it did not address tariff refunds. The U.S. Supreme Court’s ruling did not affect other recently imposed tariffs, nor did it prohibit the imposition of future tariffs through alternative trade authorities. Effective February 24, 2026, the U.S. administration imposed a new 10% global tariff for a period of 150 days pursuant to a balance-of-payments provision in Section 122 of the Trade Act of 1974. The U.S. administration also initiated additional trade remedy investigations pursuant to Section 301 of the Trade Act of 1974 and Section 232 of the Trade Expansion Act of 1962. CBP has now opened three phases of CAPE to issue refunds to affected importers. As of September 30, 2026, the Company has submitted all eligible refund claims under Phase One and Phase Two and continues to actively engage with its customs brokers and outside legal counsel on these refunds. The total refund claims related to the IEEPA tariff totaled $41.7 million.
During the three months ended June 30, 2026, the Company concluded that $40.1 million of tariff refunds were probable of being recovered and recognized the refund as a reduction to cost of goods sold in the condensed consolidated financial statements. As of September 30, 2026, the Company had collected $37.3 million of these refunds, with the remaining $2.8 million IEEPA tariff receivable recorded within prepaid and other current assets in the condensed consolidated balance sheet.
The temporary Section 122 tariffs expired on July 24, 2026, and are the subject of ongoing legal challenges after being initially invalidated by the U.S. Court of International Trade, adding further uncertainty to the tariff outlook. As the Section 122 tariffs were expiring, the U.S. administration announced completion of a Section 301 investigation into the prohibition and elimination of merchandise produced with forced labor, imposing additional tariffs of 10% or 12.5% on 60 trading partners, affecting the majority of U.S. imports. The tariffs became effective July 24, 2026, and litigation challenging those tariffs was filed later that same day. In October 2026, the U.S. and China announced targeted tariff reduction measures on a number of Chinese-origin goods, including consumer and household goods, as well as U.S. goods imported into China. The trade truce is currently scheduled through January 10, 2027, as a negotiation window for broader trade relations.
For the U.S. segment, the gross margin improved in the third quarter of 2026 compared to the third quarter of 2025 in part due to lower tariff rates on inventory sold during the current period.
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
If tariff rates were to increase further and the Company is unable to mitigate the impact of the increase in cost, it would result in lower gross margin from the sale of its products. The broader macroeconomic impacts related to the changes in tariff policies including potential mitigation efforts by retailers may negatively impact consumer spending and buying patterns of the Company’s products. This could materially adversely affect the Company’s results of operations and financial condition.
Supply Chain
Escalating geopolitical conflicts in the Middle East, including shipping disruptions in the Strait of Hormuz, have led to increased volatility in global energy prices. Sustained increases in energy costs could materially increase the Company’s product and transportation costs, including through higher input costs and increased fuel prices, which typically lead to fuel surcharges and higher freight rates from third-party logistics providers. This could increase the Company’s distribution and inbound freight costs. The duration of these conflicts and the potential for further escalation, including military actions, sanctions, or disruptions to key trade routes, could adversely affect the global macroeconomic environment, and in turn, negatively impact consumer spending and demand for the Company’s products. The Company continues to monitor these developments; however the extent and duration of their impact remain uncertain. If energy prices remain elevated or if macroeconomic conditions deteriorate, the Company’s results of operations and financial condition could be materially adversely affected.
Hagerstown Facility
In January 2025, the Company announced the relocation of the Company’s east coast distribution operations currently located in Robbinsville, NJ (the “Robbinsville Facility”) to Hagerstown, Maryland (the “Hagerstown Facility”). The Company commenced operations at the Hagerstown Facility in the second quarter of 2026. The initial ramp-up resulted in unplanned expenses and temporary shipping delays. Management implemented corrective actions and shipment volumes normalized by the end of the third quarter of 2026. The increase in operating expenses was primarily attributed to higher labor cost as a result of operational inefficiencies during the transition to the new warehouse and training of a new workforce. While the Company believes the disruptions have resolved, if shipping delays re-occur or other transition challenges arise, the Company's results of operations and financial condition could be materially adversely affected.
The new Hagerstown Facility requires capital expenditures for equipment and certain leasehold improvements that are estimated to be approximately $10.0 million, of which $0.2 million remains to be purchased as of September 30, 2026. The Company incurred capital expenditures related to this relocation of $7.5 million during the nine months ended September 30, 2026 and $2.3 million during the year ended December 31, 2025.
The Company has incurred the following expenses related to the closure of the Robbinsville Facility and the start-up of the Hagerstown Facility:
•$0.5 million and $2.9 million for the three and nine months ended September 30, 2026, respectively, related to employee severance. This expense has been recorded within restructuring expense in the condensed consolidated statement of operations.
•$5.3 million and $7.2 million for the three and nine months ended September 30, 2026, respectively, related to exit and start-up costs which include relocation of inventory, recruiting and training expenses, labor costs, set-up costs and lease expenses for the nonoperational portion of the old and new facilities. These expenses have been recorded within distribution expense in the condensed consolidated statement of operations.
•For the remainder of 2026, the Company expects to incur remaining costs of approximately $0.1 million, in employee severance, $1.9 million in exit costs and $2.3 million in start-up costs.
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
Project Concord
In January 2025, the Company launched Project Concord, management’s comprehensive plan to propel growth and streamline the cost structure of its International operations. The Company expects this plan to improve future results of its International segment through sales growth and the identified costs efficiencies. This project resulted in several reorganizations and restructuring of the international workforce which have primarily affected the structure of the International segment’s merchandising and sale workforce. The following actions were taken under this plan:
•On July 8, 2025, the Company announced a reorganization of its international workforce in connection with Project Concord. The restructuring expenses related to severance associated with the reorganization of $0.3 million was recorded for the nine months ended September 30, 2025.
•During the nine months ended September 30, 2026, the Company announced a second reorganization of its international workforce in connection with Project Concord. In connection with these actions, the Company recorded restructuring expenses related to severance associated with the reorganization of $0.3 million for the nine months ended September 30, 2026.
As of September 30, 2026, the Company expects that restructuring activities related to this project to be completed by the end of the fourth quarter of 2026 and expects to incur additional costs of $0.3 million related to employee severance.
BUSINESS SEGMENTS
The Company operates in two reportable segments: U.S. and International. The U.S. segment is the Company’s domestic business that designs, markets and distributes its products to retailers and distributors, as well as directly to consumers through third parties and its own internet websites primarily in the U.S. The International segment is the Company’s international business that sells and distributes products to consumers in the U.K., the European Union and the Asia Pacific region.
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

RESULTS OF OPERATIONS
The following table sets forth statements of operations data of the Company as a percentage of net sales for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.5	64.9	54.1	63.5
Gross margin	36.5	35.1	45.9	36.5
Distribution expenses	14.7	10.4	13.8	12.0
Selling, general and administrative expenses	21.4	20.6	24.8	23.5
Goodwill impairment	—	—	—	7.5
Restructuring expenses	0.4	0.2	1.0	0.1
(Loss) income from operations	—	3.9	6.3	(6.6)
Interest expense, net	(1.2)	(2.9)	(2.3)	(3.4)
Mark to market (loss) gain on interest rate derivatives	—	—	0.1	(0.2)
Loss on extinguishment of debt	(1.4)	—	(0.5)	—
(Loss) income before income taxes	(2.6)	1.0	3.6	(10.2)
Income tax benefit (provision)	0.2	(1.7)	(1.3)	—
Net (loss) income	(2.4)%	(0.7)%	2.3%	(10.2)%

MANAGEMENT’S DISCUSSION AND ANALYSIS
THREE MONTHS ENDED SEPTEMBER 30, 2026 COMPARED TO THE THREE MONTHS ENDED
SEPTEMBER 30, 2025
Net Sales
Consolidated net sales for the three months ended September 30, 2026 were $177.7 million, representing an increase of $5.8 million, or 3.4%, as compared to net sales of $171.9 million for the corresponding period in 2025. In constant currency, a non-GAAP financial measure, which excludes the impact of foreign exchange fluctuations and was determined by applying 2026 average rates to 2025 local currency amounts, consolidated net sales increased by $5.8 million, or 3.4%, as compared to consolidated net sales in the corresponding period in 2025.
Net sales for the U.S. segment for the three months ended September 30, 2026 were $161.3 million, an increase of $3.2 million, or 2.0%, as compared to net sales of $158.1 million for the corresponding period in 2025.
Net sales for the U.S. segment’s Kitchenware product category were $89.9 million for the three months ended September 30, 2026, a decrease of $8.7 million, or 8.8%, as compared to $98.6 million for the corresponding period in 2025. The decrease was driven by lower sales across kitchen tools, kitchen measurement products, cutlery and boards, and barware products. These decreases were partially offset by increased sales of bakeware products.
Net sales for the U.S. segment’s Tableware product category were $41.5 million for the three months ended September 30, 2026, an increase of $9.9 million, or 31.3%, as compared to $31.6 million for the corresponding period in 2025. The increase was primarily attributable to higher sales of flatware in the warehouse club channel.
Net sales for the U.S. segment’s Home Solutions product category were $29.9 million for the three months ended September 30, 2026, an increase of $2.0 million, or 7.2%, as compared to $27.9 million for the corresponding period in 2025. The increase was attributable to higher sales for home décor products in the warehouse club channel and higher sales in the back-to-school lunch box category. These increases partially offset the lower sales of hydration and bath measurement products.
Net sales for the International segment were $16.4 million for the three months ended September 30, 2026, an increase of $2.6 million, or 18.8%, as compared to net sales of $13.8 million for the corresponding period in 2025. In constant currency, a non-GAAP financial measure, which excludes the impact of foreign exchange fluctuations, net sales increased by $2.6 million, or 18.9%, as compared to consolidated net sales in the corresponding period in 2025. The increase was driven by higher selling prices in the U.K., continental Europe and Asia-Pacific region and continued growth with retail customers in Australia and New Zealand.
Gross margin
Gross margin for the three months ended September 30, 2026 was $64.9 million, or 36.5%, as compared to $60.4 million, or 35.1%, for the corresponding period in 2025.
Gross margin for the U.S. segment was $59.3 million, or 36.8%, for the three months ended September 30, 2026, as compared to $55.5 million, or 35.1%, for the corresponding period in 2025. The improvement was driven by lower product costs resulting from reduced tariffs relative to the prior year and favorable product mix. These margin gains were partially offset by a $2.0 million inventory reserve associated with a stock keeping unit rationalization ("SKU rationalization").
Gross margin for the International segment was $5.6 million, or 34.1%, for the three months ended September 30, 2026, as compared to $4.9 million, or 35.5%, for the corresponding period in 2025. The decrease in gross margin percentage was primarily due to a $1.3 million inventory reserve associated with a SKU rationalization, partially offset by expanded gross margins resulting from higher selling prices and favorable customer mix.
Distribution expenses
Distribution expenses for the three months ended September 30, 2026 were $26.1 million, as compared to $17.9 million for the corresponding period in 2025. Distribution expenses as a percentage of net sales were 14.7% for the three months ended September 30, 2026, as compared to 10.4% for the three months ended September 30, 2025.
Distribution expenses as a percentage of net sales for the U.S. segment were 14.0% and 9.0% for the three months ended September 30, 2026 and 2025, respectively. Distribution expense during the three months ended September 30, 2026 and 2025 included $5.3 million and $0.1 million for relocation and redesign costs related to the Company’s warehouses. As a percentage of sales shipped from the Company’s U.S. warehouses, excluding these non-recurring expenses, distribution expenses were 11.3% and 8.5% for the three months ended September 30, 2026 and 2025, respectively. The increase in expenses as a percentage of sales was attributable to an increase in facility and insurance expenses, and higher depreciation expense. In addition, freight-out expenses increased due to higher freight rate and customer mix.
Distribution expenses as a percentage of net sales for the International segment were 21.2% for the three months ended September 30, 2026, compared to 27.1% for the corresponding period in 2025. As a percentage of sales shipped from the Company’s international warehouses distribution expenses were 20.4% and 22.6% for the three months ended September 30, 2026 and 2025, respectively. The decrease in expenses as a percentage of sales was primarily attributable to higher sales resulting in a favorable impact of fixed expenses.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended September 30, 2026 were $38.2 million, an increase of $2.7 million, or 7.6%, as compared to $35.5 million for the corresponding period in 2025.
Selling, general and administrative expenses for the U.S. segment were $30.1 million for the three months ended September 30, 2026, as compared to $28.4 million for the corresponding period in 2025. As a percentage of net sales, selling, general and administrative expenses were 18.7% and 18.0% for the three months ended September 30, 2026 and 2025, respectively. The increase in selling, general and administrative expenses was primarily attributable to higher incentive compensation.
Selling, general and administrative expenses for the International segment were $3.7 million for the three months ended September 30, 2026, as compared to $3.4 million for the corresponding period in 2025. As a percentage of net sales, selling, general and administrative expenses were 22.6% and 24.6% for the three months ended September 30, 2026 and 2025, respectively. The increase in selling, general and administrative expenses was driven by foreign currency exchange losses. The decrease in selling, general and administrative expenses as a percentage of net sales, was attributable to operating leverage achieved on higher sales volume.
Unallocated corporate expenses for the three months ended September 30, 2026 was $4.4 million, as compared to expenses of $3.7 million for the corresponding period in 2025. The increase compared to the prior period was attributable to an increase in professional fees and legal expenses, and higher incentive compensation in the current period.
Restructuring expenses
Restructuring expenses for the three months ended September 30, 2026 were $0.6 million, as compared to expenses of $0.3 million for the corresponding period in 2025. Restructuring expenses in the current period consist of employee severance expenses related to the east coast distribution facility relocation of $0.5 million, and Project Concord severance expense of $0.1 million. Restructuring expenses in the prior period was related to Project Concord. See NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.
Interest expense, net
Interest expense, net was $2.1 million and $5.0 million for the three months ended September 30, 2026 and 2025, respectively. The decrease in expense was primarily attributable to lower average outstanding borrowings in the current period and higher interest income from tariff refunds, partially offset by higher interest rates on outstanding borrowings.
Mark to market (loss) gain on interest rate derivatives
Mark to market loss on interest rate derivatives were less than $0.1 million for the three months ended September 30, 2026 and 2025. The (loss) gain recognized for the three months ended September 30, 2026 and 2025, respectively, was attributable to the change in the fair value due to the change in the projected interest rate environment. The mark to market amount represents the change in fair value on the Company’s interest rate derivatives that have not been designated as hedging instruments. These derivatives were entered into for purposes of locking-in a fixed interest rate on a portion of the Company’s variable interest rate debt. As of September 30, 2026, the intent of the Company is to hold these derivative contracts until their maturity.
Loss on extinguishment of debt
Loss on extinguishment of debt for the three months ended September 30, 2026 was $2.5 million, resulting from the write-off of unamortized debt issuance costs associated with the repayment of the previous term loan. Refer to NOTE 5 — DEBT for further details of the transaction.

Income taxes
Income tax benefit of $0.4 million and income tax provision of $2.9 million for the three months ended September 30, 2026 and 2025, respectively, represent taxes on both U.S. and foreign earnings at a combined effective benefit tax rate of 9.3% and provision tax rate of 171.1%, respectively. The effective tax rate for the three months ended September 30, 2026 differs from the federal statutory income tax rate of 21.0% primarily due to the impact of foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance. The effective tax rate for the three months ended September 30, 2025 differs from the federal statutory income tax rate of 21.0% primarily due to the impact of non-deductible expenses, foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance and a partial valuation allowance on U.S. deferred tax assets that are not more likely than not to be realized as a result of the goodwill impairment in the second quarter.
MANAGEMENT’S DISCUSSION AND ANALYSIS
NINE MONTHS ENDED SEPTEMBER 30, 2026 COMPARED TO THE NINE MONTHS ENDED
SEPTEMBER 30, 2025
Net Sales
Consolidated net sales for the nine months ended September 30, 2026 were $462.8 million, an increase of $18.9 million, or 4.3%, as compared to net sales of $443.9 million for the corresponding period in 2025. In constant currency, a non-GAAP financial measure, which excludes the impact of foreign exchange fluctuations and was determined by applying 2026 average rates to 2025 local currency amounts, consolidated net sales increased by $17.8 million, or 4.0%, as compared to consolidated net sales in the corresponding period in 2025.
Net sales for the U.S. segment for the nine months ended September 30, 2026 were $420.2 million, an increase of $14.2 million, or 3.5%, as compared to net sales of $406.0 million for the corresponding period in 2025. For the nine months ended September 30, 2026, net sales were favorably impacted by higher selling prices, reflecting the implementation of price increases for the Company's U.S. customers that became effective during the third quarter of 2025.
Net sales for the U.S. segment’s Kitchenware product category were $253.8 million for the nine months ended September 30, 2026, a decrease of $6.9 million, or 2.6%, as compared to $260.7 million for the corresponding period in 2025. The decrease was driven by lower sales for cutlery and boards, barware products, specialty kitchenware products and kitchen measurement products, partially offset by higher sales of kitchen tools and bakeware products.
Net sales for the U.S. segment’s Tableware product category were $91.0 million for the nine months ended September 30, 2026, an increase of $10.5 million, or 13.0%, as compared to $80.5 million for the corresponding period in 2025. The increase was driven by higher flatware sales in the warehouse club channel, partially offset by lower sales for dinnerware in the warehouse club channel and lower sales in the e-commerce channel.
Net sales for the U.S. segment’s Home Solutions product category were $75.4 million for the nine months ended September 30, 2026, an increase of $10.6 million, or 16.4%, as compared to $64.8 million for the corresponding period in 2025. The increase was primarily attributable to higher sales for home décor products in the warehouse club and dollar channel. An increase in sales in the back-to-school lunch box category was partially offset by lower sales of hydration products.
Net sales for the International segment were $42.6 million for the nine months ended September 30, 2026, an increase of $4.7 million, or 12.4%, as compared to net sales of $37.9 million for the corresponding period in 2025. In constant currency, a non-GAAP financial measure, which excludes the impact of foreign exchange fluctuations, net sales increased by $3.6 million, or 9.3%, as compared to consolidated net sales in the corresponding period in 2025. The increase was driven by higher selling prices in the U.K., continental Europe and Asia-Pacific region and continued growth with retail customers in Australia and New Zealand.
Gross margin
Gross margin for the nine months ended September 30, 2026 was $212.3 million, or 45.9%, as compared to $161.9 million, or 36.5%, for the corresponding period in 2025.
Gross margin for the U.S. segment was $196.3 million, or 46.7%, for the nine months ended September 30, 2026, as compared to $148.9 million, or 36.7%, for the corresponding period in 2025. The increase was driven by a benefit in the current period from tariff refunds of $40.1 million related to prior periods, higher selling prices, partially offset by product mix and a $2.0 million inventory reserve associated with a SKU rationalization.

Gross margin for the International segment was $16.0 million, or 37.6%, for the nine months ended September 30, 2026, as compared to $13.0 million, or 34.3%, for the corresponding period in 2025. The increase in gross margin percentage was driven by expanded gross margins resulting from higher selling prices and favorable customer mix, partially offset by a $1.3 million inventory reserve associated with a SKU rationalization.
Distribution expenses
Distribution expenses for the nine months ended September 30, 2026 were $63.8 million, as compared to $53.3 million for the corresponding period in 2025. Distribution expenses as a percentage of net sales were 13.8% for the nine months ended September 30, 2026, as compared to 12.0% for the nine months ended September 30, 2025.
Distribution expenses as a percentage of net sales for the U.S. segment were 12.7% and 10.5% for the nine months ended September 30, 2026 and 2025, respectively. Distribution expenses during the nine months ended September 30, 2026 and 2025 included $7.2 million and $0.2 million, respectively, for relocation and redesign costs related to the Company's warehouses. As a percentage of sales shipped from the Company’s U.S. warehouses, excluding these non-recurring expenses, distribution expenses were 11.5% and 10.3% for the nine months ended September 30, 2026 and 2025, respectively. The increase in expenses as a percentage of sales was primarily attributable to an increase in facility and insurance expenses, and higher depreciation expense.
Distribution expenses as a percentage of net sales for the International segment were 24.7% for the nine months ended September 30, 2026, compared to 28.4% for the corresponding period in 2025. As a percentage of sales shipped from the Company’s international warehouses, distribution expenses were 22.5% and 24.6% for the nine months ended September 30, 2026 and 2025, respectively. The decrease in expenses as a percentage of sales was primarily attributed to higher sales resulting in a favorable impact of fixed expenses.
Selling, general and administrative expenses
Selling, general and administrative expenses for the nine months ended September 30, 2026 were $114.5 million, an increase of $10.0 million, or 9.6%, as compared to $104.5 million for the corresponding period in 2025.
Selling, general and administrative expenses for the U.S. segment were $89.5 million for the nine months ended September 30, 2026, as compared to $87.9 million for the corresponding period in 2025. As a percentage of net sales, selling, general and administrative expenses were 21.3% and 21.7% for the nine months ended September 30, 2026 and 2025, respectively. The increase in selling, general and administrative expenses was primarily attributed to higher incentive compensation, partially offset by a decrease in provision for doubtful accounts in the current period. The decrease in selling, general and administrative expenses as a percentage of net sales was attributable to the impact of fixed costs on higher sales volume.
Selling, general and administrative expenses for the International segment were $10.6 million for the nine months ended September 30, 2026, as compared to $10.8 million for the corresponding period in 2025. As a percentage of net sales, selling, general and administrative expenses were 24.9% and 28.5% for the nine months ended September 30, 2026 and 2025, respectively. The decrease in selling, general and administrative expenses was driven by lower employee-related expenses, lower commissions and lower trade show expenses, partially offset by foreign currency exchange loss. The decrease in selling, general and administrative expenses as a percentage of net sales was attributable to operating leverage achieved on higher sales volume.
Unallocated corporate expenses for the nine months ended September 30, 2026 were $14.4 million, as compared to expenses of $5.8 million for the corresponding period in 2025. The increase in expenses was driven by the recognition of a net legal settlement gain of $6.4 million in the prior period, an increase in professional fees and legal expenses, and higher incentive compensation in the current period.
Goodwill impairment
During the second quarter of 2025, the Company’s qualitative assessment of goodwill indicated triggering events had occurred in its U.S. reporting unit. The Company performed an interim impairment test of the goodwill in the U.S. reporting unit as of June 30, 2025, that resulted in a $33.2 million non-cash goodwill impairment charge.

Restructuring expenses
Restructuring expenses were $4.7 million for the nine months ended September 30, 2026, as compared to $0.3 million for the corresponding period in 2025. Restructuring expenses in the current period consist of restructuring expenses related to the east coast distribution facility relocation of $2.9 million, restructuring expenses with the closure of certain manufacturing operations of $1.4 million, and Project Concord severance expense of $0.4 million. Restructuring expenses in the prior period was related to Project Concord. See NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.
Interest expense, net
Interest expense, net was $10.7 million and $15.0 million for the nine months ended September 30, 2026 and 2025, respectively. The decrease in expense was primarily attributable to lower average outstanding borrowings in the current period and higher interest income from tariff refunds, partially offset by higher interest rates on outstanding borrowings.
Mark to market (loss) gain on interest rate derivatives
Mark to market gain on interest rate derivatives was $0.5 million for the nine months ended September 30, 2026, as compared to mark to market loss of $0.8 million for the nine months ended September 30, 2025. The decrease was attributable to the change in the fair value based on the increase in interest rates. The mark to market amount represents the change in fair value on the Company’s interest rate derivatives that have not been designated as hedging instruments. These derivatives were entered into for purposes of locking-in a fixed interest rate on a portion of the Company’s variable interest rate debt. As of September 30, 2026, the intent of the Company is to hold these derivative contracts until their maturity.
Loss on extinguishment of debt
Loss on extinguishment of debt for the nine months ended September 30, 2026 was $2.5 million, resulting from the write-off of unamortized debt issuance costs associated with the repayment of the previous term loan. Refer to NOTE 5 — DEBT for further details of the transaction.
Income taxes
Income tax provision of $6.0 million and income tax benefit of $0.1 million for the nine months ended September 30, 2026 and 2025, respectively, represent taxes on both U.S. and foreign earnings at a combined effective provision tax rate of 36.0% and benefit tax rate of 0.1%, respectively. The effective tax rate for the nine months ended September 30, 2026 differs from the federal statutory income tax rate of 21.0% primarily due to foreign losses for which no tax benefit is recognized as such amounts are fully offset with a valuation allowance. The effective tax rate for the nine months ended September 30, 2025, differs from the federal statutory income tax rate of 21.0% primarily due to a partial valuation allowance on U.S. deferred tax assets that are not more likely than not to be realized as a result of the goodwill impairment in the second quarter.

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
At September 30, 2026, the Company had cash and cash equivalents of $5.9 million, compared to $4.3 million at December 31, 2025. Working capital was $229.7 million at September 30, 2026, compared to $242.6 million at December 31, 2025. Liquidity as of September 30, 2026 was $123.3 million, consisting of $5.9 million of cash and cash equivalents, $96.4 million of availability under the ABL Agreement, and $21.0 million of available funding under the Receivables Purchase Agreement.
Inventory, a large component of the Company’s working capital, is expected to fluctuate from period to period, with inventory levels higher primarily in the June through October time period. The Company also expects inventory turnover to fluctuate from period to period based on product and customer mix. Certain product categories have lower inventory turnover rates as a result of minimum order quantities from the Company’s vendors or customer replenishment needs. Certain other product categories experience higher inventory turns due to lower minimum order quantities or trending sale demands. For the three months ended September 30, 2026, inventory turnover was 2.2 times, or 168 days, as compared to 2.0 times, or 181 days, for the three months ended September 30, 2025. The increase in inventory turnover was primarily driven by a lower net inventory balance resulting from a $3.3 million inventory reserve recorded in connection with a SKU rationalization.
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
Indebtedness
ABL Agreement
On August 17, 2026, the Company entered into Amendment No. 3 (the “Amendment”) to the Company’s Credit Agreement, dated as of March 2, 2018 (as amended, the “ABL Agreement”) among the Company, as borrower, the other borrowers and loan parties from time to time party thereto, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent for the Non-EEA Agented Borrowers and J.P. Morgan SE, as Administrative Agent for the EEA Agented Borrower. The ABL Agreement provides for an asset-based revolving credit facility in the maximum aggregate principal amount of $200.0 million, consisting of $160.0 million of U.S. tranche commitments, $35.0 million of U.K. tranche commitments and $5.0 million of Dutch tranche commitments, and a maturity date of August 17, 2031.
The ABL Agreement is subject to an earlier springing maturity date of May 18, 2031, 91 days prior to the Term Loan maturity date of August 17, 2031, if the Company’s Term Loan has not been repaid or refinanced, with a minimum maturity, by such date. The maximum borrowing amount under the ABL Agreement may be increased to up to $300.0 million if certain conditions are met.
Term Loan
On August 17, 2026, the Company entered into a Credit Agreement (the “Term Loan Agreement” and together with the ABL Agreement, the “Debt Agreements”) with other borrowers and loan parties from time to time party thereto, the lenders from time to time party thereto and PLC Agent LLC, as Administrative Agent, providing for a term loan (the “Term Loan”), in an aggregate principal amount of $60.0 million. The Term Loan matures on August 17, 2031. Under the Term Loan Agreement, the Company has the right to obtain additional commitments to increase the total Term Loan if certain conditions are met. The total commitment under the Term Loan, if and as so increased, may not exceed $100.0 million.
The Term Loan Agreement requires the Company to make quarterly payments of principal, each equal to 1.25% of the aggregate principal amount of the Term Loan, commencing on October 1, 2027, with the remaining balance payable on the maturity date.

The proceeds of the Term Loan were used to repay indebtedness outstanding under the Company's previous term loan agreement, dated as of March 2, 2018 (as amended), to pay transaction costs, and for general corporate purposes.
Borrowing Availability and Term Loan Summary
As of September 30, 2026 and December 31, 2025, the total availability under the ABL Agreement was as follows (in thousands):

	September 30, 2026	December 31, 2025
Maximum aggregate principal allowed	$200,000	$185,588
Outstanding borrowings under the ABL Agreement	(89,858)	(54,105)
Standby letters of credit	(13,764)	(11,564)
Total availability under the ABL Agreement	$96,378	$119,919
Availability under the ABL Agreement is limited to the lesser of the $200.0 million commitment thereunder and the borrowing base and therefore depends on the valuation of certain current assets comprising the borrowing base. The borrowing capacity under the ABL Agreement depends, in part, on eligible levels of accounts receivable and inventory that fluctuate regularly as well as any required reserves for the Term Loan. Due to the seasonality of the Company’s business, the Company may have greater borrowing availability during the third and fourth quarters of each year. Consequently, the $200.0 million commitment under the ABL Agreement may not represent actual borrowing capacity.
The current and non-current portions of the Company’s Term Loan, or, for December 31, 2025, its prior term loan included in the condensed consolidated balance sheets were as follows (in thousands):

	September 30, 2026	December 31, 2025
Current portion of Term Loan:
Term Loan payment	$—	$7,500
Estimated unamortized debt issuance costs	—	(2,478)
Total Current portion of Term Loan	$—	$5,022

Non-current portion of Term Loan:
Term Loan, net of current portion	$60,000	$127,500
Estimated unamortized debt issuance costs	(1,649)	(1,573)
Total Non-current portion of Term Loan	$58,351	$125,927
In connection with its debt refinancing activities, the Company incurred $1.7 million of debt issuance costs for the Term Loan, which are presented as a direct reduction of the debt carrying value and amortized using the effective interest method. Concurrently, the Company incurred $3.0 million in fees related to the ABL Agreement, which were capitalized as deferred charges and are being amortized straight-line over the facility's term. Additionally, the Company recognized a $2.5 million loss on extinguishment of debt associated with the write-off of unamortized debt issuance costs from the previous term loan that was repaid.
Interest Rates
Borrowings under the revolving credit facility bear interest based upon the currency and type of borrowing at one of the followings rates, as applicable: (i) an Alternate Base Rate (as defined in the ABL Agreement), plus a margin ranging from 0.5% to 1.0% (ii) the Adjusted Term SOFR Rate or Adjusted EURIBO Rate (each as defined in the ABL Agreement), as applicable, plus a margin of 1.50% to 2.00% or (iii) the applicable Adjusted Daily Simple RFR or Overnight Swingline Rate (each as defined in the ABL Agreement), plus a margin ranging from 1.50% to 2.00%. The respective margins are based upon average quarterly availability, as defined in and computed pursuant to the ABL Agreement. Pursuant to the Amendment, from the effective date of the Amendment through the last day of the Company’s fiscal quarter ending on or about September 30, 2026, the applicable margins are fixed at 0.75% for alternate base rate loans and 1.75% for term benchmark, RFR and overnight swingline rate loans. In addition, the Company pays a commitment fee of 0.25% per annum based on the average daily unused portion of the aggregate commitment under the ABL Agreement. The interest rate on outstanding borrowings under the ABL Agreement at September 30, 2026 was between 5.48% and 7.75%.

The Term Loan bears interest at Term SOFR, plus a margin of 6.75% to 7.25%. Under limited circumstances, borrowings bear interest at a base rate, plus an applicable margin ranging from 7.75% to 8.25%. The respective margins are based upon the Company's average quarterly availability under the ABL Agreement as a percentage of the ABL commitment. The interest rate on outstanding borrowings under the Term Loan at September 30, 2026 was 10.76%.
Covenants
The Company's payment obligations under its Debt Agreements are guaranteed by its U.S. subsidiaries and, in the case of the ABL Agreement only, certain foreign secured obligations are guaranteed by certain of its foreign subsidiaries. The Secured Obligations under the Debt Agreements are secured by security interests in substantially all assets of the Company and its U.S. subsidiaries and, in the case of the ABL Agreement only, the foreign secured obligations thereunder are secured by security interests in substantially all assets of certain of its foreign subsidiaries. The relative priority of the security interests is governed by an ABL/Term Loan Intercreditor Agreement between the administrative agents for the ABL Agreement and Term Loan. In addition, the Debt Agreements provide for customary restrictions and events of default. Restrictions include limitations on additional indebtedness, liens, acquisitions, investments and payment of dividends.
Under the Term Loan Agreement, the Company is required to maintain a minimum Adjusted EBITDA, less a specified adjustment, of $30.0 million, measured as of the end of each month for the trailing twelve-month period. Further, the Debt Agreements provide that during any period (a) commencing on the last day of the most recently ended four consecutive fiscal quarters on or prior to the date availability under the ABL Agreement is less than the greater of $12.5 million and 10% of the Line Cap (calculated without giving effect to the Term Loan Push-Down Reserve, if any) at any time and (b) ending on the day after such availability has exceeded the greater of $12.5 million and 10% of Line Cap (calculated without giving effect to the Term Loan Push-Down Reserve, if any) for 45 consecutive days, the Company is required to maintain a minimum fixed charge coverage ratio of 1.10 to 1.00 as of the last day of any period of four consecutive fiscal quarters.
The Company was in compliance with the covenants of the Debt Agreements at September 30, 2026.
The Company expects that it will continue to borrow, subject to availability, and repay funds under the ABL Agreement based on working capital and other corporate needs.
Covenant Calculations
Adjusted EBITDA (a non-GAAP financial measure), which is defined in the Company’s Debt Agreements, is used in the calculation of the Fixed Charge Coverage Ratio and Minimum Adjusted EBITDA, which are required to be provided to the Company’s lenders pursuant to its Debt Agreements.
The Company’s adjusted EBITDA, before limitation for the trailing twelve months ended September 30, 2026 was $92.4 million. After giving effect to the non-recurring charge limitation permitted under the debt agreements, Adjusted EBITDA for the trailing twelve months ended September 30, 2026 was $84.5 million.
Capital expenditures for the nine months ended September 30, 2026 were $8.7 million.
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

The following is a reconciliation of the net income (loss), as reported, to Adjusted EBITDA, for each of the last four quarters and the 12 months ended September 30, 2026. The quarters ended December 31, 2025, March 31, 2026, and June 30, 2026 have been recast for non-cash rent expense, to reflect the new definition of Adjusted EBITDA according to the Company's debt agreements.

	Quarter Ended				Twelve Months Ended September 30, 2026
	December 31, 2025	March 31, 2026	June 30, 2026	September 30, 2026
	(in thousands)
Net income (loss) as reported	$18,152	$(4,772)	$19,609	$(4,195)	$28,794
Income tax (benefit) provision	(3,220)	(1,676)	8,104	(431)	2,777
Interest expense, net	5,048	4,512	4,122	2,111	15,793
Depreciation and amortization	5,315	5,282	5,362	5,591	21,550
Mark to market (gain) loss on interest rate derivatives	(1)	(294)	(210)	39	(466)
Stock compensation expense	201	1,043	949	901	3,094
Non-cash rent adjustment	(579)	(593)	(166)	101	(1,237)
Loss on extinguishment of debt	—	—	—	2,456	2,456
Severance expense	241	—	—	—	241
Acquisition-related diligence expenses	1,799	1,104	972	182	4,057
Restructuring expenses	24	2,030	1,980	640	4,674
Warehouse relocation and redesign expenses(1)	48	159	1,749	5,341	7,297
SKU rationalization(2)	—	—	—	3,342	3,342
Adjusted EBITDA, before limitation	27,028	6,795	42,471	16,078	92,372
Permitted non-recurring charge limitation(3)					(7,873)
Adjusted EBITDA(4)(5)	$27,028	$6,795	$42,471	$16,078	$84,499
(1) For the twelve months ended September 30, 2026, warehouse relocation and redesign expenses were related to the U.S. segment.
(2) For the twelve months ended September 30, 2026, SKU rationalization included $2.0 million related to the U.S. segment, and $1.3 million related to the International segment.
(3) Permitted non-recurring charges include severance expenses, restructuring expenses, warehouse relocation and redesign expenses, and SKU rationalization. These are permitted exclusions from the Company’s adjusted EBITDA, subject to limitations, pursuant to the Company’s Debt Agreements.
(4) Adjusted EBITDA is a non-GAAP financial measure that is defined in the Company’s debt agreements. Adjusted EBITDA is defined as net income (loss), adjusted to exclude income tax (benefit) provision, interest, net, depreciation and amortization, gain on disposition of fixed assets, mark to market (gain) loss on interest rate derivatives, stock compensation expense, non-cash rent adjustment, loss on extinguishment of debt, and other items detailed in the table above that are consistent with exclusions permitted by the Company’s debt agreements.
(5) Adjusted EBITDA, less specified adjustment for the trailing twelve months ended September 30, 2026 was $44.4 million. It is used in the calculation of the Fixed Charge Ratio and minimum Adjusted EBITDA financial covenants. Adjusted EBITDA is defined above. The specified adjustment is defined as the IEEPA tariff refunds pursuant to the February 20, 2026 U.S. Supreme Court ruling that has been included in Net Income for the trailing twelve month period. IEEPA tariff refunds for the trailing twelve months ended September 30, 2026 was $40.1 million.
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
The Company did not sell receivables to HSBC during the three and nine months ended September 30, 2026 and September 30, 2025. At September 30, 2026, $21.0 million of accounts receivable were available for sale to HSBC, net of applicable charges.

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
In March 2024 and October 2024, the Company entered into interest rate swap agreements, each with an aggregate notional value of $25.0 million, which were terminated in the third quarter of 2026. In September 2026, the Company entered into an interest rate swap agreement, with an aggregate notional value of $15.0 million and expiring in August 2031. These non-designated interest rate swaps serve as cash flow hedges of the Company’s exposure to the variability of the payment of interest on a portion of its Term Loan borrowings. The Company’s total outstanding notional value of interest rate swaps was $15.0 million at September 30, 2026.
Foreign Exchange Contracts
To reduce the impact of changes in foreign currency exchange rates on its results, from time to time the Company is a party to certain foreign exchange contracts, primarily to offset the earnings impact related to fluctuations in foreign currency exchange rates associated with inventory purchases. The Company designates these contracts for accounting purposes as cash flow hedges. The Company purchases foreign currency forward contracts with terms of less than 18 months. The aggregate gross notional value of foreign exchange contracts at September 30, 2026 was zero.
Operating activities
Net cash provided by operating activities was $56.8 million for the nine months ended September 30, 2026, as compared to net cash provided by operating activities of $3.9 million for the nine months ended September 30, 2025. The increase from 2026 compared to 2025 was attributable to cash received related to the IEEPA tariff refunds, the timing of payments for accounts payable and accrued expenses. This was partially offset by the timing of accounts receivable collections.
Investing activities
Net cash used in investing activities was $8.7 million and $3.1 million for the nine months ended September 30, 2026 and 2025, respectively. The increase in investment activities was driven by purchases of equipment for the Hagerstown Facility.
Financing activities
Net cash used in financing activities was $46.4 million for the nine months ended September 30, 2026, as compared to net cash provided by financing activities of $8.3 million for the nine months ended September 30, 2025. The change was attributable to higher net repayments of the term loan and payment of financing costs. This was partially offset by higher net proceeds from the revolving credit facility in the 2026 period.

Stock repurchase program
On November 3, 2026 (the “Effective Date”), the Company's Board authorized an increase to the Company’s previously-authorized share repurchase program (the “Repurchase Program”) such that the amount of the Company’s common stock, $0.01 par value per share (the “Common Stock”), available for repurchase as of the Effective Date is $20.0 million (exclusive of fees and commissions).
Under the Repurchase Program, Lifetime Brands may repurchase its Common Stock through a variety of methods, including open market purchases, which may or may not be pursuant to Rule 10b5-1 trading plans, privately negotiated transactions, block trades accelerated share repurchase, tender offers, or any combination of such methods. The timing and amount of shares of Common Stock that may be repurchased under the Repurchase Plan will depend on a variety of factors including, but not limited to, the share price, market conditions, corporate considerations, business opportunities, debt agreements, and regulatory requirements. The Repurchase Program does not have an expiration date and may be amended or terminated by the Board at any time without prior notice. Prior to the Effective Date, there was approximately $11.1 million available for repurchase under the Repurchase Program. No shares were repurchased during the nine months ended September 30, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the 2025 Annual Report on Form 10-K.
Item 4. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 30, 2026, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.
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
Item 5. Other Information
Rule 10b5-1 Trading Plans
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2026.

Item 6. Exhibits
See the Exhibit Index below, which is incorporated by reference herein.
Exhibit Index

Exhibit No.

10.1
Amendment No. 3, dated as of August 17, 2026, by and among the Company, the other Loan Parties party thereto (as defined therein), the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent for the Non-EEA Agented Borrowers and Morgan SE, as Administrative Agent for the EEA Agented Borrower (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 20, 2026).

10.2
Credit Agreement, dated as of August 17, 2026, among Lifetime Brands, Inc., as borrower, the other borrowers and loan parties party from time to time party thereto, the lenders from time to time party thereto and PLC Agent LLC, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 20, 2026).***

31.1*
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

*    Filed herewith
**    Furnished herewith
*** Certain portions of this Exhibit (indicated by “[***]”) have been omitted pursuant to Item 601(b)(10) of Regulation S-K. Certain schedules, exhibits, annexes and/or appendices have been omitted pursuant to Item 601(a)(5) and/or Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or Exhibit to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lifetime Brands, Inc.

/s/ Robert B. Kay	November 5, 2026
Robert B. Kay
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Laurence Winoker	November 5, 2026
Laurence Winoker
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)